Form 10-K
period 1993-11-30
AMERON INC/DE
filed 1994-02-28
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 1993                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 1-9102
                                  AMERON, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                          77-0100596
     (State of Incorporation)      (I.R.S. Employer Identification No.)

                           245 South Los Robles Avenue
                               Pasadena, CA 91101
              (Address and Zip Code of principal executive offices)


       Registrant's telephone number, including area code:  (818) 683-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                       Name of each exchange
              Title of each class                       on which registered
         ----------------------------                  ---------------------
         Common Stock $2.50 par value                  New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x  No
                                                ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ---

     The Registrant estimates that as of February 9, 1994 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $137 million.

     On February 9, 1994 there were 3,893,748 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

1.  PORTIONS OF AMERON'S 1993 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND
IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1994 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                     PART 1
                                  AMERON, INC.

AMERON, INC., a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture and supply of goods and services to the industrial, utility, marine and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1993. All references to the "Annual Report" pertain to the Company's 1993 Annual Report to Stockholders.


ITEM 1 - BUSINESS


(A)  GENERAL DEVELOPMENT OF BUSINESS.

     Although the Company's antecedents date back to 1907, it evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Co. on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960s the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and reinforced thermosetting resin pipe and fittings.

     At the beginning of 1970, the Company's name was changed to Ameron, Inc.
     In the meantime, other manufactured products had been added to its product lines. These included concrete and steel poles for street and area lighting, and tapered steel vertical and cantilevered poles for traffic signals. In 1984, the Company acquired a major domestic fiberglass pipe business, including a manufacturing plant in Burkburnett, Texas, and certain trade names and patent rights. In 1988, the Company expanded its ability to serve the water transmission and distribution market through the acquisition of a major steel pipe fabricating facility in Fontana, California.

     Further details or commentary on the year's operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(B)  FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

     The information contained in Notes (1), (4) and (14) of Notes to Consolidated Financial Statements on pages 38, 39, 43, 46 and 47 of the Annual Report is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS.

     (1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into the following groups serving the following-described industry segments.

            a) The Protective Coatings Systems group develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis. These products are utilized for the preservation of major structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in California and Arkansas, by a wholly-owned subsidiary in The Netherlands, by jointly-owned operations in Mexico and Saudi Arabia and by various third party licensees. The Company licenses its patents, trademarks, know-how and technical assistance to various of its subsidiary and affiliated companies and to various third party licensees.

            b) The Fiberglass Pipe Systems group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in Texas and South Carolina, by wholly-owned subsidiaries in The Netherlands and Singapore, and by a jointly-owned affiliate in Saudi Arabia.

            c) The Concrete and Steel Pipe Systems group supplies products and services used in the construction of pipeline facilities for various utilities. Eight plants are located in three of the continental western states. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies whose activities are not reflected in the amounts reported for this industry segment. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales of polyvinyl chloride sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based on quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.


            d) The Construction & Allied Products group includes the HC&D division, which suppllies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii. These products are marketed through direct sales. Ample raw materials are available locally in Hawaii and, as to rock products, the

                 Company has exclusive rights to a quarry containing many years' reserves. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are in price and service, since an appreciable portion of the segment's business is obtained through competitive bidding.

                 This segment also includes the operations of the Pole Products & Systems division, which manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals. Sales are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents. Competition for such products is mainly based on price, but with some consideration for service and delivery. Manufacture of these products is carried out in in two plants in California, as well as plants in Washington and Oklahoma.

            e) Except as individually shown in the above descriptions of industry segments, the following comments or situations apply to all segments:

                 (i) Because of the number of manufacturing locations and the variety of raw materials essential to the business, no critical situations exist with respect to supply of materials. The Company has multiple sources for raw materials. A program continues in operation to minimize any potential effect which may be anticipated to result from any foreseeable inadequacy of energy supplies. The effects of increases in costs of energy are being mitigated to the extent practical through conservation and through addition or substitution of equipment to manage the use and reduce consumption of energy.

               (ii) The Company owns certain patents and trademarks, both U.S. and foreign, related to its products. It licenses these proprietary items to some extent in the U.S., and to a greater degree abroad. These patents, trademarks, and licenses do not constitute a material portion of the Company's business. No franchises or concessions exist.

               (iii) Many of the Company's products are used in connection with capital goods, water and sewage transmission and construction of capital facilities. Favorable or adverse effects on general sales volume and earnings can result from weather conditions. Normally, sales volume and earnings will be lowest in the first fiscal quarter, seasonal effects typically accelerate or slow the business volume and normally do not bring about severe changes in full-year activity.

               (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between four and eleven times annually. Average days' sales in accounts receivable range between 39 and 81 for all segments.

               (v) The value of backlog orders at November 30, 1993 and 1992 by industry segment is shown below. Substantially all of the November 30, 1993 backlog is expected to be billed and recorded as sales during the year 1994.


                    Industry Segment                       1993       1992
                    ----------------                    ---------  ---------
                                                             (In thousands)
                    Protective Coatings Systems           $13,754   $ 9,059
                    Fiberglass Pipe Systems                14,507    40,243
                    Concrete and Steel Pipe Systems        40,658    62,685
                    Construction & Allied Products         11,903    17,896
                                                          -------   -------
                    Total                                 $80,822  $129,883
                                                          -------   -------
                                                          -------   -------

                    Backlog at November 30, 1993 declined 37.8% from the prior year's level. The $25.7 million decrease in the Fiberglass Pipe Systems segment reflects the completion of several large crude oil projects overseas. The lower backlog of the Concrete and Steel Pipe Systems segment resulted from a decline in public spending for large water transmission systems and reduced construction activity in the Company's geographic markets. Backlog declined in the Construction and Allied Products segment because of reduced construction activity in Hawaii. The increase in backlog for the Protective Coatings Systems segment reflects an increase in overseas project orders.

               (vi) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any single competitive situation which would be material to an understanding of the business.

            (vii) Sales contracts in all of the Company's business segments normally consists of purchase orders, which in some cases are issued pursuant to master purchase agreements. Longer term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management. Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not voluntarily extend long-term credit to purchasers of its products.

     (2)    a)   Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 38 of the Annual Report, which information is incoporated herein by reference.

            b) The Corporation's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business.

            c) For many years the Corporation has been consistently installing or improving devices to control or eliminate the discharge of pollutants into the environment. Accordingly, compliance with federal, state, and locally enacted provisions relating to protection of the environment is not having, and is not expected to have, a material effect upon the Corporation's capital expenditures, earnings, or competitive position.

            d) At year-end the Corporation and its consolidated subsidiaries employed approximately 2,868 persons. Of those, approximately 1,340 were covered by labor union contracts, and there are six separate bargaining agreements subject to renegotiation in 1994. Management does not presently anticipate a strike or other labor disturbance in connection with renegotiation of these agreements; however, the possibility of such an occurrence exists.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (4) and (14) of Notes to Consolidated Financial Statements on pages 39, 43, 46 and 47 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from domestic operations during the last three fiscal years were:


                                    In thousands
                                    ------------
                        1993          $12,687
                        1992            9,663
                        1991           12,523

ITEM 2 - DESCRIPTION OF PROPERTY


(A) The location and general character of principal plants and other materially important physical properties used in the Company's operations is tabulated below. Property is owned in fee except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects. With the exception of the Kailua, Oahu property, shown under the Construction & Allied Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2012. This is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii and, in management's opinion, reserves are adequate for its requirements during the term of the lease.

(B) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

INDUSTRY SEGMENT - GROUP

     Division - Location                                             Description
     -------------------                                             -----------
PROTECTIVE COATINGS SYSTEMS

     Protective Coatings Systems division - USA
         Brea, CA                                      Office, Plant, Laboratory
         Little Rock, AR                                           Office, Plant

     Ameron B.V.
         Geldermalsen, The Netherlands                             Office, Plant

FIBERGLASS PIPE SYSTEMS

     Fiberglass Pipe Systems division - USA
         Burkburnett, TX                                           Office, Plant
         Spartanburg, SC                                                   Plant

     Ameron B.V.
         Geldermalsen, The Netherlands                             Office, Plant

     Ameron (Pte) Ltd.
         Singapore                                                *Office, Plant

CONCRETE AND STEEL PIPE SYSTEMS

     Southern Division
         Rancho Cucamonga, CA                                            *Office
         Etiwanda, CA                                                      Plant
         Lakeside, CA                                                      Plant
         South Gate, CA                                                    Plant
         Palmdale, CA                                                      Plant
         Phoenix, AZ                                               Office, Plant

     Northern Division
         Tracy, CA                                                 Office, Plant
         Portland, OR                                              Office, Plant

     Steel Fabrication division
         Fontana, CA                                              *Office, Plant

     Protective Linings division
         Brea, CA                                                  Office, Plant

     Fabrication Plant
         South Gate, CA                                            Office, Plant

CONSTRUCTION & ALLIED PRODUCTS

     HC&D division
         Honolulu, Oahu, HI                                       *Office, Plant
         Kailua, Oahu, HI                                         *Plant, Quarry
         Barbers Point, Oahu, HI                                          *Plant
         Puunene, Maui, HI                                *Office, Plant, Quarry

     Pole Products & Systems division
         Fillmore, CA                                              Office, Plant
         Oakland, CA                                                      *Plant
         Everett, WA                                              *Office, Plant
         Tulsa, OK                                                *Office, Plant

CORPORATE
     Corporate Headquarters
         Pasadena, CA                                                    *Office

     Corporate Research & Engineering
         South Gate, CA                                       Office, Laboratory

*Leased

ITEM 3 - LEGAL PROCEEDINGS

On August 22, 1988, Fontana Pipe and Fabrication, Inc. filed a civil lawsuit against the Company in the United States District Court, District of Oregon.
The action stemmed from the purchase by the Company in 1988 of the assets of a steel fabrication plant located in Fontana, California which had been owned by Kaiser Steel Corporation. The amounts claimed by the plaintiff were substantial. The case went to trial in October, 1989 and resulted in a judgment in favor of the Company. Following two appeals to the Ninth Circuit Court of Appeals by plaintiff, this lawsuit was settled in September 1993 on terms deemed to be favorable to the Company.

On January 24, 1992, the Central Arizona Water Conservation District ("CAWCD") filed an action for damages against several parties, including the Company, in United States District Court, District of Arizona, in connection with six prestressed concrete pipe siphons furnished and installed in the 1970's as part of the Central Arizona Project ("CAP"), a federal project to bring water from the Colorado River to Arizona. The CAWCD also filed separate actions against the U.S. Bureau of Reclamation ("USBR") in the United States Claims Court and with the Arizona Projects Office of the USBR in connection with the CAP siphons. The CAWCD alleges that the six CAP siphons are defective and that the USBR and the defendants in the U.S. District Court action are liable for the repair or replacement of those siphons at a claimed estimated cost of $146.7 million. The Company has internally, as well as through independent third party consultants, conducted engineering analyses regarding this issue and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements, and therefore it is not liable for any claims relating to the siphons. The Company has recorded reserves that it believes are adequate to cover costs associated with the Company's vigorous defense of its position in this matter. The Company and its legal counsel believe that it has meritorious defenses to this action and that resultant liability, if any, should not have a material adverse effect on the financial position of the Company and its results of operations.

On July 22, 1992, the Company was served with a complaint in an action brought by the City and County of San Francisco ("CCSF") in Superior Court, County of San Francisco, State of California against the Company and two co-defendants, in connection with a pipeline referred to as San Andreas Pipeline No. 3, a water transmission pipeline that was installed between 1980 and 1982. The Company furnished the pipe used in that pipeline. In its complaint, plaintiff alleges that the pipeline is defective and seeks damages of approximately $44 million to replace the entire pipeline. The Company has recorded reserves that it believes are adequate to cover costs associated with the Company's vigorous defense of its position in this matter. The Company believes that it has meritorious defenses to this action and that resultant liability, if any, should not have a material adverse effect on the financial position of the Company and its results of operations.

In addition, certain other claims, suits and complaints, which arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters, and the matters discussed above, are either adequately reserved, covered by insurance, or would not have an adverse material effect on the financial position of the Company and its results of operations if disposed of unfavorably.

The Company is also subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. It is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of other potentially responsible parties. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites which are subject to environmental regulatory proceedings, on the basis of currently available information, the Company does not believe it likely that the outcome of such environmental regulatory proceedings will have a material adverse effect on the Company's financial position or its results of operations. This conclusion is based on the location and type of contamination of each site, potential recovery from insurance carriers and existing reserves. When it has been possible to reasonably estimate the Company's liability with respect to these matters, provisions have been made as appropriate.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1993 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.


       Name              Age                Title and Year Elected as Officer
- -------------------      ---       --------------------------------------------

George J. Fischer        59        Senior Vice President, Human Resources    1992

Gordon G. Robertson      54        Senior Vice President, Technology         1992

James F. Slatic          62        Group Vice President                      1989

Javier Solis             47        Senior Vice President of Administration,
                                   Secretary & General Counsel               1984

Robert P. Steinkamp      47        Vice  President, Manufacturing &
                                   Environmental Affairs                     1992

S. Daniel Stracner       47        Vice President, Communications &
                                   Public Affairs                            1993

Gary Wagner              42        Senior Vice  President & Chief Financial
                                   Officer, Treasurer                        1990

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Mr. Steinkamp, who joined the Company in 1990 as Corporate Director of Manufacturing and in 1992 was named Vice President, Manufacturing. He was previously with Dayton Superior Corporation since 1982 where he was Vice President, Northern Division and in 1987 Vice President, Operations.

                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS



The Common Stock, $2.50 Par Value, of the Corporation, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 9, 1994, there were 1,925 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low sales prices of the Corporation's Common Stock during that period are set out under the caption Per Share Data shown on page 44 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (9) of Notes to Consolidated Financial Statements on page 42 of the Annual Report, which is incorporated herein by reference.



ITEM 6 - SELECTED FINANCIAL DATA


The information required by this item is contained in the Selected Consolidated Financial Information shown on page 29 of the Annual Report, which information is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


The information required by this item with respect to fiscal years 1993 and 1992 is shown under Ameron 1993 Financial Review on pages 30-32 of the Annual Report, which information is incorporated herein by reference. The information required for 1991 is as follows:

RESULTS OF OPERATIONS-1991 COMPARED WITH 1990

SALES.   During 1991, sales rose 4.3 percent to $465 million.  The higher revenues were attributable primarily to sales of steel pipe, protective coatings and linings, and fiberglass pipe products.


Protective coatings and linings sales were higher than in 1990, due principally to the addition of operations in the United Kingdom and Spain, and increased marine coatings sales to a United States government agency. However, domestic and Canadian sales of industrial protective coatings were flat, reflecting continued recessionary conditions in several markets. The European protective coatings operation was impacted by the delay in the start-up of the next phase of a large North African project, which resumed in 1992.

Sales of fiberglass pipe products increased because of continued strong domestic demand for service station rehabilitation piping systems, and increased deliveries to North Africa and the Middle East resulting from petroleum-related and infrastructure development in those regions.

Concrete and steel pipe sales were higher than last year, due mainly to welded steel pipe sold to two major water projects in Southern California, and sales of prestressed concrete pipe for a large tunnel liner project. However, the Company's concrete pipe operations were impacted by the economic downturn and competitive pricing pressures, as well as limitations imposed by certain water agencies on the utilization of prestressed concrete cylinder pipe as a result of problems encountered with several pipelines in the United States. In addition, at the beginning of 1992, the Central Arizona Water Conservation District filed an action for damages in connection with six prestressed concrete pipe siphons furnished and installed in the 1970s as part of the Central Arizona Project.
The Company's technical staff is working with water agencies and other concrete pipe manufacturers to determine solutions to the pipeline problems. Although near term revenues from this product are expected to be reduced, demand increased in 1991 for welded steel pipe throughout California, thus offsetting much of the effect of the drop-off in sales of prestressed concrete cylinder pipe.


Construction product sales declined from 1990, due primarily to a decrease in activity for both concrete and steel pole products as a result of delays in public spending and the sharp drop-off in housing starts and construction. Partially offsetting the reduced pole products sales were moderate gains by the construction products operations in Hawaii, which continued to experience high demand for ready-mix concrete and aggregates in both commercial and public sector markets.

GROSS PROFIT.   The gross profit margin decreased by .7 percent to 25.5 percent in 1991. Profit margins on sales of protective coatings and linings increased because of improved product pricing achieved by the domestic industrial and marine coatings operations. Higher margins on fiberglass pipe product sales were attributable to manufacturing efficiencies stemming from higher production volumes and better pricing on fiberglass pipe products sold abroad. The decline in construction activity during 1991 furthered price competition and lowered production volumes at several of the concrete pipe operations, causing overall margins on concrete pipe products to decrease. Construction products profit margins declined as a result of significant price competition in steel traffic and lighting pole markets and increased manufacturing costs resulting from lower production volumes, as well as price competition for ready-mix concrete in Hawaii.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses were higher than in 1990, due mainly to the addition of the British and Spanish protective coatings operations, which were not included in the 1990 consolidated results. Other factors affecting selling, general and administrative expenses include increased costs associated with the expansion of marine and protective coatings marketing activities, legal expenses, and additional provisions for insurance, doubtful accounts, and other contingencies.

INTEREST EXPENSE.   Interest expense increased marginally in 1991, due
principally to slightly higher borrowing levels maintained throughout the year.

WRITE DOWN OF ASSETS AND RESTRUCTURING COSTS.   The Company recorded
repositioning costs of approximately $5.6 million and wrote down related fixed assets of approximately $8.9 million after an in-depth evaluation by management of the long-term profitability and rate of return on investment potential for each of the Company's major product lines. Based on this evaluation, management determined that the Company's overall long-term rate of return could be increased if certain facilities were consolidated and if capital and management were redeployed among certain product lines to those with the greatest long-term potential. As a result, management decided to de-emphasize certain product lines and promote and emphasize alternative products that it considered to be more viable and technologically appropriate on a long-term basis. The Company's restructuring activities were also a further response to the lingering effects of the domestic recession and shifting of the Company's productive capabilities to lower cost, more competitive products.

GAIN FROM SALE OF ASSETS.   During the fourth quarter of 1991, the Company sold,
under the threat of condemnation, its headquarters facility for $21 million, resulting in a pre-tax gain of $15 million.

OTHER INCOME.   Royalties and fees from affiliated companies were higher than last year because of the increased level of sales activity at licensees and foreign affiliated companies. Gains from foreign currency transactions compared favorably to the prior year's losses, reflecting the strength of the U.S. dollar against the Dutch guilder and the Canadian dollar. Other income includes a legal settlement of $770,000 received from resolution of a prior class action lawsuit.

EQUITY IN LOSSES OF AFFILIATED COMPANIES.   Equity in losses of jointly-owned
affiliated companies was primarily the result of economic downturns experienced by several of the affiliates. The losses of Gifford-Hill-American, Inc., a 50-percent-owned concrete pressure pipe manufacturer, reflect ongoing weak demand in the Texas concrete pipe market, coupled with the bankruptcy loss of Gifford-Hill-American's wholly-owned "Lock-Joint" subsidiary. Tamco, a 50-percent-owned steel mini-mill, also reported lower operating results due to the downturn in construction activity in California, while Ameron Saudi Arabia, Ltd., endured the effects of the Gulf War. Partially offsetting these declines were the improved performance of both Oasis-Ameron, Ltd. and Bondstrand, Ltd., which benefitted from increased demand for protective coatings and fiberglass pipe, respectively, in Saudi Arabia.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



The Consolidated Financial Statements, the report thereon of Arthur Andersen & Co. dated January 13, 1994, Notes to Consolidated Financial Statements and Quarterly Financial Data, comprising pages 33 through 47 of the Annual Report, are incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE


(Not applicable)
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS


Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Corporation's Proxy Statement which was filed on February 25, 1994 in connection with the Annual Meeting of Stockholders to be held on March 28, 1994. Such information is incorporated herein by reference.

Information with respect to the executive officers of the Corporation is located in Part I, Item 4A of this report.



ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT*



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*The information required by Items 11, 12 and 13 is contained in the Corporation's Proxy Statement which was filed on February 25, 1994 in connection with the 1994 Annual Meeting of Stockholders to be held on March 28, 1994. Such information is incorporated herein by reference.

                                     PART IV



ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K


(A)  (1)    FINANCIAL STATEMENTS:

            The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page Reference
                           Statement                               to Annual Report
                           ---------                               ----------------

            Consolidated Balance Sheets at November 30, 1993
            and 1992                                                  34-35

            Consolidated Statements of Operations for the years
            ended November 30, 1993, 1992 and 1991                      33

            Consolidated Statements of Cash Flows for the years
            ended November 30, 1993, 1992 and 1991                      36

            Consolidated Statements of Stockholders' Equity
            for the years ended November 30, 1993, 1992 and 1991        37

            Notes to Consolidated Financial Statements                 38-43


            (i) Summarized information as to the financial condition and results of operations for Gifford-Hill-American, Inc., Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and Tamco are presented in Note (4) of Notes to Consolidated Financial Statements on page 39 of the Annual Report, which information is incorporated herein by reference.

(A)  (2)    FINANCIAL STATEMENT SCHEDULES:

            The following additional financial data should be read in conjunction with the consolidated financial statements in the 1993 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.



                                                                               Pages of
     Schedule       Schedules of Ameron, Inc. and Subsidiaries                 This Report
     --------       ------------------------------------------                 -----------

                    Report of Independent Public Accountants                       15

     V              Property, Plant and Equipment                                  16

     VI             Accumulated Depreciation of Property, Plant and Equipment      17

     VIII           Valuation and Qualifying Accounts and Reserves               18-20

     IX             Short Term Borrowings                                          21

     X              Supplementary Income Statement Information                     22


                                                                               Pages of
(A)  (3)    EXHIBITS                                                           This Report
                                                                               -----------

            3(i)    Certificate of Incorporation                                   24

            3(ii)   Bylaws                                                       25-35

            4       Instrument Defining the Rights of Security Holders,
                    Including Indentures                                           36

            10      Material Contracts                                           37-41

            13      Annual Report                                                  42

            21      Subsidiaries of the Registrant                                 43

            23      Consent of Independent Public Accountants                      44



(B)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Corporation during the last quarter of the fiscal year ended November 30, 1993.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors, Ameron, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ameron, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN & CO.

















Los Angeles, California
January 13, 1994

                          AMERON, INC. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)


                                                                    Retire-
                                                                    ments,
                                      Balance                       Write-
                                        at            Addi-          Downs                        Balance
                                      Begin-          tions           and                           at
                                       ning          at Cost         Sales          Other           End
        Classification                of Year          (a)            (b)            (c)          of Year
================================    ===========    ===========    ===========    ===========    ===========

Year ended November 30, 1993

Land                                $   21,457     $      125     $       37     $      (85)    $   21,460
Buildings                               44,475          1,484          3,386           (362)        42,211
Machinery and equipment                201,604         14,230         29,531          4,769        191,072
Construction in progress                10,092         (1,142)           994           (592)         7,364
                                    -----------    -----------    -----------    -----------    -----------
                                    $  277,628     $   14,697     $   33,948     $    3,730     $  262,107
                                    ===========    ===========    ===========    ===========    ===========

Year ended November 30, 1992

Land                                $   20,177     $      841     $       95     $      534     $   21,457
Buildings                               40,964          3,282            513            742         44,475
Machinery and equipment                184,630         17,933          1,224            265        201,604
Construction in progress                10,567         (1,029)             4            558         10,092
                                    -----------    -----------    -----------    -----------    -----------
                                    $  256,338     $   21,027     $    1,836     $    2,099     $  277,628
                                    ===========    ===========    ===========    ===========    ===========

Year ended November 30, 1991

Land                                $   16,736     $    5,378     $    1,631     $     (306)    $   20,177
Buildings                               47,376          2,405          8,574           (243)        40,964
Machinery and equipment                181,853         15,726         13,852            903        184,630
Construction in progress                 8,060          3,018            469            (42)        10,567
                                    -----------    -----------    -----------    -----------    -----------
                                    $  254,025     $   26,527     $   24,526     $      312     $  256,338
                                    ===========    ===========    ===========    ===========    ===========

(a) Additions at cost are net of transfers from construction in progress.
(b) Property, plant and equipment write-offs and write-downs of original costs associated with restructuring activities totaled $27,400 in 1993 and $8,891 in 1991.
(c) Primarily the effect of the translation from foreign currencies to U.S. dollars and reclassifications.


                          AMERON, INC. AND SUBSIDIARIES
     SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                 (In thousands)



                                                      Addi-
                                      Balance         tions         Retire-
                                        at           Charged         ments                        Balance
                                      Begin-        to Costs          and                           at
                                       ning            and           Sales          Other           End
        Classification                of Year        Expense          (a)            (b)          of Year
================================    ===========    ===========    ===========    ===========    ===========

Year ended November 30, 1993

Buildings                           $   23,052     $    2,402     $    2,249     $     (105)    $   23,100
Machinery and equipment                126,446         14,042         19,062          4,382        125,808
                                    -----------    -----------    -----------    -----------    -----------
                                    $  149,498     $   16,444     $   21,311     $    4,277     $  148,908
                                    ===========    ===========    ===========    ===========    ===========


Year ended November 30, 1992

Buildings                           $   21,900     $    2,275     $      224     $     (899)    $   23,052
Machinery and equipment                112,237         13,374            815          1,650        126,446
                                    -----------    -----------    -----------    -----------    -----------
                                    $  134,137     $   15,649     $    1,039     $      751     $  149,498
                                    ===========    ===========    ===========    ===========    ===========


Year ended November 30, 1991

Buildings                           $   23,899     $    2,193     $    4,089     $     (103)    $   21,900
Machinery and equipment                102,348         14,511          4,368           (254)       112,237
                                    -----------    -----------    -----------    -----------    -----------
                                    $  126,247     $   16,704     $    8,457     $     (357)    $  134,137
                                    ===========    ===========    ===========    ===========    ===========

(a) Property, plant and equipment write-offs of accumulated depreciation associated with restructuring activities totaled $16,285 in 1993.
(b) Primarily the effect of the translation from foreign currencies to U.S. dollars and reclassifications.


                          AMERON, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1993
                                 (In thousands)


                                                      Addi-         Deduc-
                                                      tions         tions,
                                      Balance        Charged         Pay-          Reclas-
                                        at             to            ments         sifica-        Balance
                                      Begin-          Costs           and           tions           at
                                       ning            and          Write-           and            End
   Classification                     of Year        Expense         offs          Others         of Year
=====================               ===========    ===========    ===========    ===========    ===========
                                       Deducted from asset accounts
Allowance for
  doubtful accounts                 $   5,614      $   1,458      $   2,296      $    (461)     $   4,315

Reserve for realization
  of investments in
  affiliates                             -         $   7,323           -              -         $   7,323

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                        $   8,632      $   3,392            278      $     244      $  11,990


                                       Included in current liabilities
Reserve for pending
  claims and litigation             $   6,060      $   6,523      $   5,107      $    (288)     $   7,188

Restructuring reserve                    -         $   2,572      $     246      $   1,772      $   4,098

Other reserves                           -         $   1,221      $     339      $     915      $   1,797

Reserve for self-insured
  programs                          $   4,653      $  11,432      $   8,659      $     115      $   7,541


                                       Included in long term liabilities
Reserve for pending
  claims and litigation             $   2,257      $   7,790      $     842      $     279      $   9,484

Other reserves                           -         $     951           -         $     771      $   1,722

Reserve for self-insured
  programs                          $   4,867           -              -              -         $   4,867



                          AMERON, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1992
                                 (In thousands)



                                                      Addi-         Deduc-
                                                      tions         tions,
                                      Balance        Charged         Pay-          Reclas-
                                        at             to            ments         sifica-        Balance
                                      Begin-          Costs           and           tions           at
                                       ning            and          Write-           and            End
   Classification                     of Year        Expense         offs          Others         of Year
=====================               ===========    ===========    ===========    ===========    ===========
                                       Deducted from asset accounts
Allowance for
  doubtful accounts                 $   4,838      $   1,705      $     851      $     (78)     $   5,614

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                        $   7,003      $   1,629           -              -         $   8,632


                                       Included in current liabilities
Reserve for pending
  claims and litigation             $   3,296      $   4,149      $   1,440      $      55      $   6,060

Reserve for self-insured
  programs                          $   3,769      $  11,762      $  10,278      $    (600)     $   4,653


                                       Included in long term liabilities
Reserve for pending
  claims and litigation             $   2,045      $     511      $     239      $     (60)     $   2,257

Reserve for self-insured
  programs                          $   3,962           -              -         $     905      $   4,867


                          AMERON, INC. AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1991
                                 (In thousands)


                                                      Addi-         Deduc-
                                                      tions         tions,
                                      Balance        Charged         Pay-          Reclas-
                                        at             to            ments         sifica-        Balance
                                      Begin-          Costs           and           tions           at
                                       ning            and          Write-           and            End
   Classification                     of Year        Expense         offs          Others         of Year
=====================               ===========    ===========    ===========    ===========    ===========
                                       Deducted from asset accounts:
Allowance for
  doubtful accounts                 $   3,923      $   1,404      $     753      $     264      $   4,838

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                        $   6,200      $     712           -         $      91      $   7,003



                                       Included in current liabilities:
Reserve for pending
  claims and litigation             $   2,200      $   2,859      $   3,163      $   1,400      $   3,296

Reserve for self-insured
  programs                          $   3,263      $  12,698      $  12,693      $     501      $   3,769


                                       Included in long term liabilities:
Reserve for pending
  claims and litigation             $   1,131      $     620      $      23      $     317      $   2,045

Reserve for self-insured
  programs                          $   4,266           -              -         $    (304)     $   3,962


                          AMERON, INC. AND SUBSIDIARIES
                       SCHEDULE IX - SHORT TERM BORROWINGS
                                 (In thousands)


                                                                      Maximum     Average
                                                                       Amount      Amount    Weighted
                                                                        Out-        Out-      Average
                                                                       stand-      stand-    Interest
                                                  Balance   Weighted    ing         ing        Rate
                                                    at      Average    During      During     During
             Category of Aggregate                  End     Interest    the         the        the
             Short Term Borrowings                of Year    Rate       Year        Year       Year
=============================================== ==========  =======  ==========  ==========  =========
Year ended November 30, 1993
Foreign                                         $   2,021     24.0%  $   3,179   $   2,071       22.3%


Year ended November 30, 1992
Foreign                                         $   1,027     11.6%  $  15,884   $   7,886       11.3%


Year ended November 30, 1991
Foreign                                         $  11,452     10.8%  $  17,157   $  12,937       11.1%


The increased interest rates in 1993 reflect a higher percentage of short-term borrowings owed by the Company's Colombian subsidiary.

                          AMERON, INC. AND SUBSIDIARIES
                                   SCHEDULE X
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)


                                                  FOR THE YEARS ENDED
                                                      NOVEMBER 30,
                                        ========================================
               Item                         1993         1992         1991
====================================    ============  ============  ============
Maintenance and repairs                  $   18,632    $   19,527    $   21,912


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               AMERON, INC.


               By: /s/Javier Solis
                   _______________________________________________
                   Javier Solis, Senior Vice President & Secretary


Date:  February 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:       /s/James S. Marlen                Chief Executive Officer, President
            ---------------------             and Director (Principal Executive
            James S. Marlen                   Officer)

Date:       /s/Gary Wagner                    Senior Vice President and Chief
            ---------------------             Financial Officer, Treasurer
            Gary Wagner                       (Principal Financial and
                                              Accounting Officer)

Date:       /s/Donald H. Albrecht             Director
            ---------------------
            Donald H. Albrecht

Date:       /s/Victor K. Atkins               Director
            ---------------------
            Victor K. Atkins

Date:       /s/John F. King                   Director
            ---------------------
            John F. King

Date:       /s/William I. McKay               Director
            ---------------------
            William I. McKay

Date:       /s/Richard J. Pearson             Director
            ---------------------
            Richard J. Pearson


Date:       /s/Lawrence R. Tollenaere         Director, Chairman of the Board
            -------------------------
            Lawrence R. Tollenaere


Date:       ________________________________  Director
            Robert Toxe


Date:       ________________________________  Director
            F. H. Fentener van Vlissingen