Form 10-Q
period 1994-02-28
AMERON INC/DE
filed 1994-04-14
CIK 790730

[TEXT]
           FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1994

               OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from...............to..................


 Commission File No.  1 - 9102


          AMERON, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
77-01005
(State or other jurisdiction of
(I.R.S.
incorporation or organization)
Identifi

  245 South Los Robles Avenue
Pasadena, California 91101-2894
(Address of principal executive offices)
Telephone Number (818) 683-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,915,698 on March 31, 1994. No other class of Common Stock exists.

                                 AMERON, INC.
                                    INDEX


                                                       Page No.

                                                       --------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Operations        3

              Consolidated Balance Sheets                  4

              Consolidated Statements of Cash Flows        5

              Notes to Consolidated Financial Statements  6-8

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-10


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                          11

  Item 6.   Exhibits and Reports on Form 8-K               11

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

 Ameron, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

                                              Three Months Ended
                                                      February 28
                                              --------------------
                                                1994         1993
                                              ---------   ---------
Sales                                          $ 93,330    $ 96,454
Cost of Goods Sold                               70,164      69,452
                                               ---------  ---------
Gross Profit                                     23,166      27,002

Selling, General and Administrative Expenses     22,728      26,527

Other Income                                      2,398       1,801
                                                --------- ---------
Operating Profit                                  2,836       2,276

Interest Expense                                  2,687       2,765
                                                --------- ---------
Income (Loss) before Income Taxes                    149      (489)

Provision (Benefit) for Income Taxes                  60      (181)
                                                ---------  --------
Income (Loss) of Consolidated Companies               89      (308)

Equity in Earnings of Affiliated Companies, net
of tax                                                -       1,091
                                                ---------  --------
Net Income                                      $     89     $  783

                                                =========  ========

Net Income per Share                            $   0.02   $   0.20
                                                ========= =========

Cash Dividends per Share                        $   0.32   $   0.32
                                                ========= =========

Average Common and Equivalent Shares
Outstanding                                     3,912,242 3,857,949
                                                ========= =========

See accompanying notes to financial statements.

  Ameron Inc. and Subsidiaries
  Consolidated Balance Sheets
(In thousands except share and per share data)

                                                Feb. 28    Nov. 30
                                                  1994       1993
                                               --------- ---------
ASSETS
Current Assets
  Cash and cash equivalents                    $ 16,300   $ 15,738
  Receivables, net                               79,591     77,572
  Inventories                                    59,977     61,661
  Deferred income tax benefits                   13,996     13,586
  Prepaid expenses                                7,607      8,590
                                               ---------  ---------
    Total current assets                        177,471    177,147
Investments, Advances and Equity in
  Undistributed Earnings Of Affiliated Companies 38,304     39,984
Property, Plant and Equipment, net              111,792    113,199
Other Assets                                      8,077      7,512
                                               ---------  ---------
Total Assets                                   $335,644   $337,842
                                               =========  =========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                         $  1,614   $  2,021
  Current portion of long-term debt                5,884      5,978
  Trade payables                                  24,228     25,309
  Accrued liabilities                             39,667     38,919
  Reserve for contingencies                       14,873     13,083
  Income taxes                                     3,734      5,847
                                               ---------  ---------
    Total current liabilities                     90,000     91,157
Deferred Income Taxes                              6,374     15,605
Long-term Debt, less current porti                90,168     89,590
Other Long-term Liabilities                       33,932     25,976
                                               ---------  ---------
  Total liabilities                              220,474    222,328
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding,  3,915,573 shares at
    February 28, 1994 and 3,886,465 shares
    at November 30, 1993, net of treasury shares  12,721     12,648
  Additional paid-in capital                      13,958     13,414
  Retained earnings                              132,655    133,812
  Cumulative foreign currency translation
  adjustments                                      (665)      (861)
  Minimum pension liability adjustment             (720)      (720)
  Treasury stock (1,172,900 shares), at cos     (42,779)   (42,779)
                                               ---------  ---------
    Total stockholders' equity                  115,170    115,514
                                               ---------  ---------
Total Liabilities and Stockholders' Equity     $335,644   $337,842
                                               =========  =========

See accompanying notes to financial statements

  Ameron Inc. and Subsidiaries
Consolidated Statements of Cash Flows
         (In thousands)

                                             Three Months Ended
                                                 February 28
                                               1994       1993
                                             ---------  ---------
Cash Flow from Operating Activities
  Net income                                 $     89   $    783
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                3,943      4,101
    Equity in earnings of affiliated companies   -        (1,091)
    Dividends from affiliated companies           952        452
    Other, net                                  1,028        753
  Changes in operating assets & liabilities:
    Change in receivables                      (2,674)    15,364
    Change in inventories                       1,163     (8,347)
    Change in other current assets                934          6
    Change in trade payables and
     other current liabilities                   (149)    (2,702)
                                             ---------  ---------
      Net cash provided by operating
      activities                                 5,286      9,319

Cash Flow from Investing Activities
   Proceeds from sale of assets                    140        995
   Additions to property, plant and equipment   (3,199)    (2,565)
   Other                                        (1,133)      (497)
                                              ----------  ---------
     Net cash used in investing activities      (4,192)    (2,067)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                         471      2,070
  Repayment of debt                                (92)    (5,200)
  Dividends to common stockholders              (1,246)    (1,231)
  Issuance of common stock                         394       -
                                             ----------  ---------
    Net cash used in financing activities         (473)    (4,361)

Effect of Exchange Rate Changes
 on Cash and Equivalents                           (59)       211
                                             ----------  ---------
Net Change in Cash and Equivalents                 562      3,102
Beginning Cash and Equivalents Balance          15,738     26,447
                                             ----------  ---------
Ending Cash & Equivalents Balance             $ 16,300   $ 29,549
                                             ==========  =========

Other Cash Flow Information:
  Interest paid                               $    454   $    596
                                              =========  =========
  Income taxes paid                           $  2,068   $    418
                                              =========  =========

See accompanying notes to financial statements

  Ameron Inc. and Subsidiaries
Notes to Consolidated Financial Statements
       February 28, 1994


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at February 28, 1994 and the consolidated results of operations for the three month periods ended February 28, 1994 and 1993, and cash flows for the three month periods ended February 28, 1994 and 1993. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30,1993.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at February 28, 1994 and November 30, 1993 were comprised of the following (in thousands):

                                           Feb. 28    Nov. 30
                                           1994       1994
                                           ---------  ---------
          Finished products                $ 33,980   $ 34,124
          Products in process                11,513     11,689
          Materials and supplies             14,484     15,848
                                           ---------  ---------
          Total Inventories                $ 59,977   $ 61,661
                                           =========  =========

Note 3.  Affiliated Companies

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                                Three Months Ended
                                February 28
                                --------------------
                                1994       1993
                                ---------  ---------
              Net Sales         $ 22,012   $ 17,326

              Gross Profit      $  6,998   $  4,672

              Net Income        $  1,593   $  1,844

Equity in earnings of affiliated companies are recorded in the Company's net income partly on a lag basis, net of taxes and net of reserves for amounts that management anticipates will not be distributed to the company. Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three-month periods ended January 31, 1994 and 1993 and operating results for Ameron Saudi Arabia, Ltd. for the three-month periods ended December 31, 1993 and 1992.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                Three Months Ended
                                   February 28
                                --------------------
                                1994       1993
                                ---------  ---------
              Net Sales         $ 30,867   $ 22,081

              Gross Profit      $    497   $  4,164

              Net Income (Loss) $   (992)  $  2,222

Amounts shown above include operating results for Tamco for the three-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three-month periods ended
December 31, 1993 and 1992.

Note 4.  Income Taxes

Effective December 1, 1993, the company adopted FAS 109 "Accounting for Income Taxes." This standard requires the use of the asset and liability approach for financial accounting and reporting of income taxes. The effect of this accounting change did not have a material effect on the accompanying financial statements. The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of February 28, 1994 are as follows, U.S. dollars in thousands:

                                                  Non-
                                       Current    Current
                                      ---------  ---------
Deferred Tax Assets
 Self-insurance & contingency
   reserves                           $  2,039    $  7,068
 Employee benefits                       4,683       3,689
  Accounts receivable                    3,066         -
  Investments                              831         -
  Inventory                              2,971         -
  Miscellaneous                            406         655
  Alternative minimum tax credits          -         2,206
  Valuation allowance                      -          (633)
                                      ---------  ---------
    Total Deferred Tax Asset           $ 13,996   $ 12,985
                                      =========  =========

Deferred Tax Liabilities
  Investments                          $   -      $  1,210
  Fixed Assets                             -        18,149
                                      ---------  ---------
    Total Deferred Tax Liability       $   -      $ 19,359
                                      =========  =========

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                     Ameron Inc. and Subsidiaries
                           February 28, 1994

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1993 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1994, cash and cash equivalents were $16.3 million; $562,000 lower than the balance at November 30, 1993.

Cash provided by operating activities during 1994 was derived mainly from earnings and dividends from affiliated companies, offset by changes in working capital. Receivables rose as a result of unseasonally higher domestic sales, while inventories declined company-wide.

Investing activities included capital expenditures for a large diameter welded steel pipe facility. Remaining expenditures were primarily for replacement of machinery and equipment and refurbishment of existing facilities. During the fiscal year ending November 30, 1994, the company anticipates spending $10 million to $14 million for capital expenditures, which will be funded from existing cash balances and cash generated from operations.

At February 28, 1994, the company had approximately $65 million in unused credit lines available from foreign and domestic banks.

The company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds available from existing lines of credit will be sufficient to meet its future operating requirements.


RESULTS OF OPERATIONS - FIRST QUARTER

Ameron earned $89,000, or 2 cents per share, on sales of $93.3 million for the first quarter of 1993. For the same period last year, the company earned 20 cents per share on sales of $96.5 million. However, 1993 results included substantial equity in earnings of affiliated companies, as well as significant income from large fiberglass pipe projects in North Africa that did not continue into the current year.

In 1994, management is taking a more conservative approach to recording equity in earnings from affiliated companies, recognizing income only to the extent that management anticipates receiving cash dividends. Excluding equity in earnings from affiliated companies, consolidated earnings from Ameron's four core businesses were actually higher in the first quarter of 1994 than during the same period in 1993. The company lost $308,000 in the first quarter of 1993 from consolidated companies.

The improvement in first-quarter results is particularly noteworthy given the company's history of weather-related first-quarter losses and the fact that the winter of 1993-94 was the most severe of the century in many of Ameron's markets. The main reason for the change was the positive impact of the restructuring actions taken by management in the fourth quarter of 1993. These actions were the primary reason that selling, general and administrative expenses declined to $22.7 million in the first quarter of fiscal 1994 from $26.5 million during the same period last year.

Sales from Ameron's worldwide protective coatings operations were moderately better than last year in spite of unusually inclement weather. Overall earnings improved substantially, primarily due to the restructuring. Domestic operations benefitted from stronger sales to commercial and government customers. However, European sales lagged somewhat compared to last year because of sluggish economic conditions. The Company anticipates improved industrial sales in the United States during fiscal 1994 as the domestic economy continues to improve.

Excluding sales and profits from two large projects in North Africa in the first quarter of 1993, Ameron's worldwide fiberglass pipe business reported improved sales and earnings compared to last year. Export shipments from the U.S., including fuel-handling systems, rose appreciably, and growth continued in the worldwide market for pipe used on offshore platforms. European results not related to the North African projects were down slightly compared to last year due to the harsh winter and soft economy.

Concrete and steel pipe operations in the western states posted lower results for the quarter because of project delays and weak pricing. Earnings are expected to improve in the second half of the year. This business started 1994 with a low order backlog. However, subsequent orders for the first two phases of the Coastal Aqueduct in Southern California have increased backlog significantly compared to the end of last year.

Sales and earnings were generally flat in Hawaii. Although private-sector work continues to decline, as predicted, sales to public-sector projects remain strong. Ameron is a major supplier of ready-mix concrete to the H-3 Interstate Highway project and the new Honolulu Airport.

The domestic pole products business reported improved results for the quarter due chiefly to increased shipments of concrete poles to West Coast markets. Higher earnings were also attributable, in part, to the restructuring.

Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, almost all of consolidated retained earnings were restricted at February 28, 1994.


  Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended
February 28, 1994.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERON, INC.

                                        Date:  April 14, 1994





                                        ________________________
                                        Gary Wagner
                                        Senior Vice President and
                                        Chief Financial Officer,
                                        Treasurer