Form 10-Q
period 1994-05-31
AMERON INC/DE
filed 1994-07-14
CIK 790730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1994

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



       For the transition period from...............to..................


                         Commission File No.  1 - 9102

                                 AMERON, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                             77-0100596
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

                            Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,925,297 on June 30, 1994. No other class of Common Stock exists.

                                  AMERON, INC.
                                     INDEX

                                                                         Page
                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Operations                       3

              Consolidated Balance Sheets                                 4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                 6-8

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                               9-11


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                         12

  Item 4.   Submission of Matters to a Vote of Security Holders           12

  Item 6.   Exhibits and Reports on Form 8-K                              12

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                          Ameron, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    ------------------
                                      1994       1993        1994       1993
                                    --------   --------    --------   --------
Sales                               $100,612   $121,633    $193,942   $218,087
Cost of Goods Sold                    73,609     87,156     143,773    156,608
                                    --------   --------    --------   --------
Gross Profit                          27,003     34,477      50,169     61,479

Selling, General and
 Administrative Expenses              21,356     27,759      44,084     54,286

Other Income                           2,374      2,064       4,772      3,865
                                    --------   --------    --------   --------
Operating Profit                       8,021      8,782      10,857     11,058

Interest Expense                       2,799      3,167       5,486      5,932
                                    --------   --------    --------   --------
Income before Income Taxes             5,222      5,615       5,371      5,126

Provision for Income Taxes             2,088      2,078       2,148      1,897
                                    --------   --------    --------   --------
Income of Consolidated Companies       3,134      3,537       3,223      3,229

Equity in Earnings of
 Affiliated Companies, net of tax       -           457        -         1,548
                                    --------   --------    --------   --------
Net Income                          $  3,134   $  3,994    $  3,223   $  4,777
                                    ========   ========    ========   ========

Net Income per Share                $   0.80   $   1.04    $   0.82   $   1.24
                                    ========   ========    ========   ========

Cash Dividends per Share            $   0.32   $   0.32    $   0.64   $   0.64
                                    ========   ========    ========   ========

Average Common and Equivalent
 Shares Outstanding                 3,921,334  3,859,962   3,921,334  3,859,962
                                    =========  =========   =========  =========
See accompanying notes to financial statements.

                          Ameron, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)

                                                            May 31     Nov. 30
                                                             1994       1993
                                                           --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                                $  9,110   $ 15,738
  Receivables, net                                           82,590     77,572
  Inventories                                                67,815     61,661
  Deferred income tax benefits                               13,991     13,586
  Prepaid expenses                                            7,422      8,590
                                                           --------   --------
    Total current assets                                    180,928    177,147
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies             38,511     39,984
Property, Plant and Equipment, net                          110,903    113,199
Other Assets                                                  8,343      7,512
                                                           --------   --------
Total Assets                                               $338,685   $337,842
                                                           ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                    $  3,091   $  2,021
  Current portion of long-term debt                           5,811      5,978
  Trade payables                                             26,733     25,309
  Accrued liabilities                                        33,509     38,919
  Reserve for contingencies                                  11,474     13,083
  Income taxes                                                4,519      5,847
                                                           --------   --------
    Total current liabilities                                85,137     91,157
Deferred Income Taxes                                        10,156     15,605
Long-term Debt, less current portion                         90,730     89,590
Other Long-term Liabilities                                  34,714     25,976
                                                           --------   --------
  Total liabilities                                         220,737    222,328
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 3,920,786 shares at
    May 31, 1994 and 3,886,465 shares
    at November 30, 1993, net of treasury shares             12,734     12,648
  Additional paid-in capital                                 14,156     13,414
  Retained earnings                                         134,535    133,812
  Cumulative foreign currency translation adjustment             22       (861)
  Minimum pension liability adjustment                         (720)      (720)
  Treasury stock (1,172,900 shares), at cost                (42,779)   (42,779)
                                                           --------   --------
    Total stockholders' equity                              117,948    115,514
                                                           --------   --------
Total Liabilities and Stockholders' Equity                 $338,685   $337,842
                                                           ========   ========
See accompanying notes to financial statements

                          Ameron, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six Months Ended
                                                                  May 31
                                                             1994       1993
                                                           --------   --------
Cash Flow from Operating Activities
  Net income                                               $  3,223   $  4,777
  Adjustments to reconcile to net cash
   provided by (used in) operating activities:
    Depreciation                                              7,861      8,318
    Equity in earnings of affiliated companies                 -        (1,548)
    Dividends from affiliated companies                         961      2,518
    Other, net                                                 (171)       701
  Changes in operating assets and liabilities:
    Change in receivables                                    (5,040)    (1,130)
    Change in inventories                                    (6,264)   (11,194)
    Change in other current assets                            1,146      2,217
    Change in trade payables and
     other current liabilities                               (2,193)    (4,203)
                                                           --------   --------
      Net cash provided by (used in) operating activities      (477)       456

Cash Flow from Investing Activities
   Proceeds from sale of assets                               1,151      1,093
   Additions to property, plant and equipment                (5,666)    (5,801)
   Other                                                     (1,679)       (64)
                                                           --------   --------
     Net cash used in investing activities                   (6,194)    (4,772)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                    2,608      1,708
  Repayment of debt                                            (526)    (5,388)
  Dividends to common stockholders                           (2,500)    (2,465)
  Issuance of common stock                                      397       -
                                                           --------   --------
    Net cash used in financing activities                       (21)    (6,145)

Effect of Exchange Rate Changes
 on Cash and Equivalents                                         64       (187)
                                                           --------   --------
Net Change in Cash and Equivalents                           (6,628)   (10,648)
Beginning Cash and Equivalents Balance                       15,738     26,447
                                                           --------   --------
Ending Cash and Equivalents Balance                        $  9,110   $ 15,799
                                                           ========   ========

Other Cash Flow Information:
  Interest paid                                            $  4,894   $  5,431
                                                           ========   ========
  Income taxes paid                                        $  3,347   $  1,186
                                                           ========   ========
See accompanying notes to financial statements

                          Ameron, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  May 31, 1994


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at May 31, 1994 and the consolidated results of operations for the three- and six-month periods ended May 31, 1994 and 1993, and cash flows for the six-month periods ended May 31, 1994 and 1993. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1993.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at May 31, 1994 and November 30, 1993 were comprised of the following (in thousands):

                                                May 31      Nov. 30
                                                 1994        1993
                                               --------    --------
          Finished products                    $ 36,515    $ 34,124
          Products in process                    13,684      11,689
          Materials and supplies                 17,616      15,848
                                               --------    --------
          Total Inventories                    $ 67,815    $ 61,661
                                               ========    ========

Note 3.  Affiliated Companies

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    -------------------
                                      1994       1993        1994       1993
                                    --------   --------    --------   --------
Net Sales                           $ 19,905   $ 21,309    $ 41,917   $ 38,635

Gross Profit                        $  4,822   $  5,391    $ 11,820   $ 10,063

Net Income                          $  1,074   $  2,206    $  2,667   $  4,050

Equity in earnings of affiliated companies is recorded in the Company's net income partly on a lag basis, net of taxes and net of reserves for amounts that management anticipates will not be distributed to the company. Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and six-month periods ended April 30, 1994 and 1993 and operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1994 and 1993.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    -------------------
                                      1994       1993        1994       1993
                                    --------   --------    --------   --------
Net Sales                           $ 28,533   $ 27,408    $ 59,400   $ 49,489

Gross Profit                        $  1,644   $  3,163    $  2,141   $  7,327

Net Income (Loss)                   $    (89)  $  1,477    $ (1,081)  $  3,699

Amounts shown above include operating results for Tamco for the three- and six-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1994 and 1993.

Note 4.  Income Taxes

Effective December 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." This standard requires the use of the asset and liability approach for financial accounting and reporting of income taxes. The effect of this accounting change did not have a material effect on the accompanying financial statements. The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of May 31, 1994 are as follows, U.S. dollars in thousands:

                                                                       Non-
                                                            Current   Current
                                                           --------   --------
Deferred Tax Assets
  Self-insurance and contingency reserves                  $  2,032   $  6,547
  Employee benefits                                           4,687      3,577
  Accounts receivable                                         3,065       -
  Investments                                                   831       -
  Inventory                                                   2,971       -
  Miscellaneous                                                 405        655
  Alternative minimum tax credits                              -         2,206
  Valuation allowance                                          -          (633)
                                                           --------   --------
    Total Deferred Tax Asset                               $ 13,991   $ 12,352
                                                           ========   ========

Deferred Tax Liabilities
  Investments                                              $   -      $  4,256
  Fixed Assets                                                 -        18,252
                                                           --------   --------
    Total Deferred Tax Liability                           $   -      $ 22,508
                                                           ========   ========

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                          Ameron, Inc. and Subsidiaries
                                  May 31, 1994

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1993 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


RESULTS OF OPERATIONS - SECOND QUARTER 1994

Ameron earned 80 cents per share on sales of $100.6 million for the second quarter of 1994. This compares to earnings per share of $1.04 on sales of $121.6 million for the prior year period. It is important to note that 1993 results included equity in earnings of affiliated companies and significant income from large fiberglass pipe projects in North Africa that ended in the fourth quarter of last year. Also, as was disclosed in the company's first quarter report, management is now taking a more conservative approach to recording equity in earnings of affiliated companies than in past years, recognizing income only to the extent that cash dividends are anticipated.

Excluding 1993 equity in earnings of affiliates and profits for the completed North African projects, overall base-business results from the Company's four core business segments improved substantially in 1994. This indicates that the restructuring actions taken by management in the fourth quarter of 1993 are continuing to have a positive effect on Ameron's operations. The actions were the primary reason that selling, general and administrative expenses declined to $21.4 million in the second quarter of 1994 from $27.8 million during the prior year period.

The Company's worldwide protective coatings business posted improved sales and earnings for the second quarter, mainly as a result of stronger sales in the U.S. due to the improved economy. Sales for the second quarter in Europe were down slightly because of the weaker European economy, but earnings improved due to the Company's restructuring actions. In early May, the Company officially introduced its new PSX line of patented Engineered Siloxane, high-performance coatings at the Offshore Technology Conference in Houston. These products are expected to enhance the Company's global competitive position.

Compared to the same period last year, worldwide fiberglass pipe sales and earnings were down significantly this year because a substantial part of last year's results were from the major North African projects described earlier. The soft economy in Europe also continued to inhibit sales growth.

Unexpected delays of two major pipeline projects in Southern California impacted sales and earnings for concrete and steel pipe operations in the second quarter, and unseasonably inclement weather hampered pipe installations at various job sites. Backlog continued to increase during the quarter with the acquisition of two major contracts totaling over $27 million.

Despite labor unrest in the Hawaiian Islands throughout the quarter, as well as extremely heavy rains in March that delayed quarrying and concrete deliveries, the construction products business still achieved improved earnings for the quarter as compared to the prior year period. The improved performance is particularly noteworthy given the ongoing slow down of privately-funded construction in the Islands. Work continues, however, on several large, publicly-funded projects, including an interstate highway and the new Honolulu International Airport. Several more major public projects are scheduled to bid in the near future.

The Company's pole products business reported its second straight quarter of improved sales and earnings as compared to 1993 due to higher demand for concrete poles in the western states and increases in steel pole shipments.


RESULTS OF OPERATIONS - YEAR TO DATE

Earnings per share for the six months ending May 31, 1994 were 82 cents on sales of $193.9 million versus earnings of $1.24 per share on sales of $218.1 million during the same period last year. As was the case in the second quarter, year-to-date results last year included substantial equity in earnings from affiliated companies and significant sales and income from the North African fiberglass pipe projects. Before considering these two items, earnings from Ameron's base-business operations during the first half exceeded that of the same period last year.

The improvement in first-half results over 1993 is significant given the fact that the winter of 1993-1994 was the most severe of the century in many of Ameron's markets. The main reason for the change was the positive impact of the restructuring actions taken by management in the fourth quarter of 1993. These actions were the primary reason that selling, general and administrative expenses declined to $44.1 million in the first half of 1994 from $54.3 million during the same period last year.

Overall earnings from Ameron's worldwide protective coatings operations improved over the prior year period due to the restructuring and higher domestic sales. However, European sales were lower because of sluggish economic conditions.

First-half sales and earnings from the Company's worldwide fiberglass pipe business were down from the same period in 1993. Last year's results included significant shipments to two projects in North Africa. Sales and income from domestic operations rose this year as compared to 1993 due to increased export shipments and improved deliveries of fuel-handling systems. European results unrelated to the North African projects were down slightly compared to last year due to the soft economy. Sales and earnings in Asian markets were also lower as compared to the prior year period.

Concrete and steel pipe operations reported lower first-half results as compared to 1993 due mainly to lengthy delays on several large projects. Deliveries on these projects are expected to begin later this year.

Sales of construction products in Hawaii for the first half of the year were slightly lower than last year, but earnings were improved due to the restructuring and a favorable product mix.

The pole products business posted higher sales and earnings during the six-month period as compared to 1993 due to increased deliveries of concrete poles to west coast markets and improved steel pole shipments. Higher earnings were also attributable to the restructuring.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1994, cash and cash equivalents were $9.1 million, $6.6 million lower than the balance at November 30, 1993.

Approximately $.5 million of cash was used in operating activities mainly as a result of an increase in working capital partially offset by earnings before depreciation expense, and dividends from affiliated companies. Receivables increased domestically and inventories rose in anticipation of a seasonal increase in sales.

Investing activities included capital expenditures for enhancements to a large diameter welded steel pipe facility. Remaining expenditures were primarily for replacement of machinery and equipment and refurbishment of existing facilities. During the fiscal year ending November 30, 1994, the Company anticipates spending between $12 and $15 million for capital expenditures, which will be funded from existing cash balances and cash generated from operations. Proceeds from the sale of assets consists mainly of funds received from the sale of one of the Company's smaller joint ventures in the Middle East.

At May 31, 1994, the Company had approximately $70 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds available from existing lines of credit will be sufficient to meet its future operating requirements.

Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $6.3 million of consolidated retained earnings was not restricted at May 31, 1994.


  Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 28, 1994. Represented at the meeting, in person or by proxy, were 3,357,135 shares of common stock (83.0% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

Election of Directors:
The four nominees named in the Company's proxy statement, Messrs. John F. King, James S. Marlen, William I. McKay and Richard J. Pearson were re-elected to serve for another term, each receiving not less than 3,205,638 votes.

Other continuing directors are: Donald H. Albrect, Victor K. Atkins, Lawrence
R. Tollenaere, Robert Toxe and F. H. Fentener van Vlissingen.

Proposal to Ratify Appointment of Independent Public Accountants:
3,206,133 (99.2%) of the shares represented at the meeting were voted in favor of the approval of the proposal to ratify the appointment of Arthur Andersen & Co. as independent public accountants of the Company for fiscal year 1994 and 6,048 shares were voted against the proposal. 20,440 shares of the votes cast abstained from voting on this matter.


  Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended May 31, 1994.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AMERON, INC.
                                             Date:  July 14, 1994

                                             /s/ Allen R. Wilkie
                                             _______________________________
                                             Allen R. Wilkie
                                             Vice President, Controller