Form 10-Q
period 1994-08-31
AMERON INC/DE
filed 1994-10-14
CIK 790730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1994

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

                            Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,931,231 on September 30, 1994. No other class of Common Stock exists.




                                     PAGE 1
                                  AMERON, INC.
                                     INDEX

                                                                         Page
                                                                       -------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Operations                       3

              Consolidated Balance Sheets                                 4

              Consolidated Statements of Cash Flows                       5

              Notes to Consolidated Financial Statements                 6-8

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                               9-11


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                         12

  Item 6.   Exhibits and Reports on Form 8-K                              12


SIGNATURES                                                                13























                                    PAGE 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                          Ameron, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                     Three Months Ended     Nine Months Ended
                                         August 31              August 31
                                    --------------------   ------------------
                                      1994       1993        1994       1993
                                    ---------  ---------   ---------  ---------
Sales                               $108,376   $124,039    $302,318   $342,126
Cost of Goods Sold                    82,012     90,377     225,785    246,985
                                    ---------  ---------   ---------  ---------
Gross Profit                          26,364     33,662      76,533     95,141

Selling, General and
 Administrative Expenses              21,850     26,973      65,934     81,259

Other Income                           4,256      2,005       9,028      5,870
                                    ---------  ---------   ---------  ---------
Operating Profit                       8,770      8,694      19,627     19,752

Interest Expense                       2,672      2,934       8,158      8,866
                                    ---------  ---------   ---------  ---------
Income before Income Taxes             6,098      5,760      11,469     10,886

Provision for Income Taxes             2,440      3,002       4,588      4,899
                                    ---------  ---------   ---------  ---------
Income of Consolidated Companies       3,658      2,758       6,881      5,987

Equity in Earnings of
 Affiliated Companies, net of tax        414        107         414      1,655
                                    ---------  ---------   ---------  ---------
Net Income                          $  4,072   $  2,865    $  7,295   $  7,642
                                    =========  =========   =========  =========

Net Income per Share                $   1.04   $   0.72    $   1.86   $   1.96
                                    =========  =========   =========  =========

Cash Dividends per Share            $   0.32   $   0.32    $   0.96   $   0.96
                                    =========  =========   =========  =========

Average Common and Equivalent
 Shares Outstanding                 3,922,854  3,894,201   3,922,854  3,894,201
                                    =========  =========   =========  =========
See accompanying notes to financial statements.



                                    PAGE 3
                          Ameron, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)

                                                            Aug. 31    Nov. 30
                                                             1994       1993
                                                           ---------  ---------
ASSETS
Current Assets
  Cash and cash equivalents                                $ 10,674   $ 15,738
  Receivables, net                                           87,389     77,572
  Inventories                                                71,976     61,661
  Deferred income tax benefits                               13,634     13,586
  Prepaid expenses                                            7,068      8,590
                                                           ---------  ---------
    Total current assets                                    190,741    177,147
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies             38,095     39,984
Property, Plant and Equipment, net                          110,519    113,199
Other Assets                                                  8,261      7,512
                                                           ---------  ---------
Total Assets                                               $347,616   $337,842
                                                           =========  =========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                    $  4,770   $  2,021
  Current portion of long-term debt                           5,826      5,978
  Trade payables                                             25,374     25,309
  Accrued liabilities                                        37,941     38,919
  Reserve for contingencies                                  10,008     13,083
  Income taxes                                                5,186      5,847
                                                           ---------  ---------
    Total current liabilities                                89,105     91,157
Deferred Income Taxes                                        12,027     15,605
Long-term Debt, less current portion                         92,255     89,590
Other Long-term Liabilities                                  32,902     25,976
                                                           ---------  ---------
  Total liabilities                                         226,289    222,328
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized 12,000,000 shares, Outstanding 3,927,329
    shares at August 31, 1994 and 3,886,465 shares
    at November 30, 1993, net of treasury shares             12,756     12,648
  Additional paid-in capital                                 14,444     13,414
  Retained earnings                                         137,350    133,812
  Cumulative foreign currency translation adjustment            276       (861)
  Minimum pension liability adjustment                         (720)      (720)
  Treasury stock (1,172,900 shares), at cost                (42,779)   (42,779)
                                                           ---------  ---------
    Total stockholders' equity                              121,327    115,514
                                                           ---------  ---------
Total Liabilities and Stockholders' Equity                 $347,616   $337,842
                                                           =========  =========
See accompanying notes to financial statements

                                    PAGE 4
                          Ameron, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Nine Months Ended
                                                                August 31
                                                             1994       1993
                                                           ---------  ---------
Cash Flow from Operating Activities
  Net income                                               $  7,295   $  7,642
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                             11,935     12,437
    Equity in earnings of affiliated companies                 (414)    (1,655)
    Dividends from affiliated companies                       1,973      3,677
    Other, net                                               (1,927)     3,846
  Changes in operating assets and liabilities:
    Change in receivables                                    (9,776)    (6,149)
    Change in inventories                                    (9,854)    (7,306)
    Change in other current assets                            1,100      1,396
    Change in trade payables and other current liabilities      746      2,113
                                                           ---------  ---------
      Net cash provided by operating activities               1,078     16,001

Cash Flow from Investing Activities
   Proceeds from sale of assets                               2,794      1,416
   Additions to property, plant and equipment                (8,695)   (10,201)
   Other                                                     (2,136)    (1,068)
                                                           ---------  ---------
     Net cash used in investing activities                   (8,037)    (9,853)

Cash Flow from Financing Activities
  Net change in debt with maturities of 3 months or less      5,582       (269)
  Issuance of debt                                                          25
  Repayment of debt                                            (673)   (10,342)
  Dividends to common stockholders                           (3,757)    (3,706)
  Issuance of common stock                                      397         32
                                                           ---------  ---------
    Net cash provided by (used in) financing activities       1,549    (14,260)

Effect of Exchange Rate Changes on Cash and Equivalents         346       (691)
                                                           ---------  ---------
Net Change in Cash and Equivalents                           (5,064)    (8,803)
Beginning Cash and Equivalents Balance                       15,738     26,447
                                                           ---------  ---------
Ending Cash and Equivalents Balance                        $ 10,674   $ 17,644
                                                           =========  =========
Other Cash Flow Information:
  Interest paid                                            $  5,527   $  6,411
                                                           =========  =========
  Income taxes paid                                        $  5,146   $  3,088
                                                           =========  =========
See accompanying notes to financial statements

                                     PAGE 5
                          Ameron, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                August 31, 1994


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at August 31, 1994 and the consolidated results of operations for the three- and nine-month periods ended August 31, 1994 and 1993, and cash flows for the nine-month periods ended August 31, 1994 and 1993. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1993.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at August 31, 1994 and November 30, 1993 were comprised of the following (in thousands):

                                                Aug. 31     Nov. 30
                                                 1994        1993
                                               ---------   ---------
          Finished products                    $ 36,719    $ 34,124
          Products in process                    18,280      11,689
          Materials and supplies                 16,977      15,848
                                               ---------   ---------
          Total Inventories                    $ 71,976    $ 61,661
                                               =========   =========










                                    PAGE 6
Note 3.  Affiliated Companies

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                                     Three Months Ended     Nine Months Ended
                                         August 31              August 31
                                    --------------------   --------------------
                                      1994       1993        1994       1993
                                    ---------  ---------   ---------  ---------
Net Sales                           $ 16,846   $ 17,189    $ 58,763   $ 55,824

Gross Profit                        $  5,548   $  3,779    $ 17,368   $ 13,842

Net Income                          $  2,298   $    732    $  4,965   $  4,782

Equity in earnings of affiliated companies is recorded in the Company's net income partly on a lag basis, net of taxes and net of reserves for amounts that management anticipates will not be distributed to the company. Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and nine-month periods ended July 31, 1994 and 1993 and operating results for Ameron Saudi Arabia, Ltd. for the three- and nine-month periods ended June 30, 1994 and 1993.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                     Three Months Ended     Nine Months Ended
                                         August 31              August 31
                                    --------------------   --------------------
                                      1994       1993        1994       1993
                                    ---------  ---------   ---------  ---------
Net Sales                           $ 37,419   $ 35,769    $ 96,819   $ 85,258

Gross Profit                        $  5,648   $  2,152    $  7,789   $  9,479

Net Income                          $  2,126   $    823    $  1,045   $  4,522

Amounts shown above include operating results for Tamco for the three- and nine-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1994 and 1993.










                                   PAGE 7
Note 4.  Income Taxes

Effective December 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." This standard requires the use of the asset and liability approach for financial accounting and reporting of income taxes. The effect of this accounting change did not have a material effect on the accompanying financial statements. The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of August 31, 1994 are as follows, U.S. dollars in thousands:

                                                                       Non-
                                                            Current   Current
                                                           --------   --------
Deferred Tax Assets
  Self-insurance and contingency reserves                  $  1,567   $  6,076
  Employee benefits                                           4,795      3,721
  Accounts receivable                                         3,064       -
  Investments                                                   831       -
  Inventory                                                   2,971       -
  Miscellaneous                                                 406        655
  Alternative minimum tax credits                              -         2,206
  Valuation allowance                                          -          (633)
                                                           --------   --------
    Total Deferred Tax Asset                               $ 13,634   $ 12,025
                                                           ========   ========

Deferred Tax Liabilities
  Investments                                              $   -      $  5,581
  Fixed Assets                                                 -        18,470
                                                           --------   --------
    Total Deferred Tax Liability                           $   -      $ 24,051
                                                           ========   ========




















                                   PAGE 8
  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                          Ameron, Inc. and Subsidiaries
                                August 31, 1994

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1993 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


RESULTS OF OPERATIONS  --  THIRD QUARTER 1994

Ameron earned $4.1 million, or $1.04 per share, on sales of $108.4 million for the third quarter of 1994. For the same period last year, the Company earned 72 cents per share on sales of $124.0 million. However, 1993 results included significant sales and income from large fiberglass pipe projects in North Africa that did not continue into the current year.

Ameron's worldwide protective coatings business posted slightly higher sales for the quarter than in the prior year. Stronger sales in the U.S. were partially offset by lower sales in Europe and Africa. The domestic business benefitted from several major coatings projects, including two in which Ameron's new patented PSX engineered siloxane technology was used; these projects are expected to continue into next year.

Domestic fiberglass pipe sales were down somewhat for the quarter as compared to the prior year period. European results continued to be lower than last year, primarily because a substantial portion of 1993's business was from the North African projects that ended last year. Ongoing recessionary trends in Europe also inhibited performance.

Third quarter sales of concrete & steel Pipe were lower in 1994 as compared to last year due to lengthy delivery delays of several projects. However, shipments to a large delayed project have now begun. Following the end of the quarter, this business segment was awarded the largest pipeline contract in Ameron's history: a $38 million order for a major water project in Northern California.

The construction & allied products businesses had improved sales during the third quarter versus the prior year period. This was due, in part, to continued work on several major public projects in Hawaii and increased deliveries of concrete and steel poles from plants in California, Oklahoma and Washington.



                                   PAGE 9
The Company's gross profit margin declined from 27.1% during the third quarter of 1993 to 24.3% during the same period in 1994. This was due partially to a change in product mix within the fiberglass pipe and protective coatings businesses and a decline in worldwide fiberglass pipe production levels as compared to last year.

Selling, general and administrative expenses were $5.1 million lower during the quarter as compared to the same period in 1993. This was due largely to salaried staff reductions that took place as a result of the restructuring actions taken in the fourth quarter of 1993. Other income includes a $2.1 million gain on the sale of a non-strategic steel fabrication subsidiary in Colombia.


RESULTS OF OPERATIONS  --  YEAR TO DATE

Earnings per share for the nine months ended August 31, 1994 were $1.86 on sales of $302.3 million versus earnings of $1.96 per share on sales of $342.1 million during the prior year period.

Worldwide sales of protective coatings were higher than last year, with improved domestic sales offsetting lower sales from European operations. Earnings from protective coatings businesses were greater than last year due to efficiencies and cost reductions achieved as a result of the restructuring.

Sales and earnings from the Company's worldwide fiberglass pipe business were lower compared to the same period in 1993. Last year's results included significant shipments to two projects in North Africa. Sales and income from domestic operations were higher than last year and results from foreign operations excluding the North African projects were about even with last year.

Concrete & Steel Pipe sales were lower than in the prior year period due to delays on several key projects. Deliveries began on one major project in the fourth quarter. The Company does not expect full-year sales from this segment to match last years levels; however, the segment will begin next year with a record order backlog.

Year-to-date sales of Hawaiian construction products were slightly lower than the previous year, but earnings were improved as a result of the restructuring actions taken in the fourth quarter of last year.

Sales and earnings of the pole products business were improved over the same period in 1993 due to increased concrete and steel pole deliveries as well as improved operating efficiencies and cost reductions.

Selling, general and administrative expenses were $65.9 million during the nine month period as compared to $81.3 million in the same period last year. The reduction is attributable principally to the favorable impact of staff reductions on salaries, benefits and other personnel related costs. Other income includes a $3.1 million gain on the sale of a non-strategic steel fabrication subsidiary in Colombia.


                                   PAGE 10
LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $10.7 million at August 31, 1994, $5.1 million lower than the balance at November 30, 1993.

Approximately $1.1 million was generated from operating activities in 1994. Cash derived from earnings and dividends was partially offset by increases in receivables and inventories during the nine-month period. Receivables increased as a result of the timing of collections and terms extended on several large orders. Numerous project delays in the concrete & steel pipe segment were the principal reason for the increase in inventories from November 30, 1993.

Investing activities included capital expenditures for a warehouse and enhancements to a large diameter welded steel pipe facility. Remaining expenditures were primarily for replacement of machinery and equipment and refurbishment of existing facilities. During the fiscal year ending
November 30, 1994, the Company anticipates spending approximately $14 million for capital expenditures, which will be funded from current cash balances, funds generated from operations and existing credit facilities. Proceeds from the sale of assets consist mainly of funds received from the sale of a Colombian steel fabrication subsidiary and a small joint venture in the Middle East.

At August 31, 1994, the Company had approximately $65 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds available from existing lines of credit will be sufficient to meet its future operating requirements.






















                                   Page 11
Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $6.6 million of consolidated retained earnings was not restricted at August 31, 1994.


  Item 6.  Exhibits and Reports on Form 8-K

A report on Form 8-K was filed August 16, 1994 relating to a management consolidation within the Company's worldwide fiberglass pipe business.





































                                   PAGE 12
SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             AMERON, INC.
                                             Date:  October 14, 1994

                                             /s/ Allen R. Wilkie
                                             _______________________________
                                             Allen R. Wilkie
                                             Vice President, Controller































                                   PAGE 13