Form 10-Q
period 1995-02-28
AMERON INC/DE
filed 1995-04-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 28, 1995

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

                             Yes  / X /  No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,939,725 on March 31, 1995. No other class of Common Stock exists.



                                  PAGE 1
                              AMERON, INC.
                                 INDEX

                                                                 Page No.
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

























                                  PAGE 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                      Ameron, Inc. and Subsidiaries
                  Consolidated Statements of Operations
             (In thousands, except share and per share data)

                                                      Three Months Ended
                                                          February 28
                                                     ---------- ----------
                                                        1995       1994
                                                     ---------- ----------
Sales                                                $ 98,031   $  93,330
Cost of Sales                                          74,020      70,164
                                                     ---------- ----------
Gross Profit                                           24,011      23,166

Selling, General and Administrative Expenses           23,595      22,728

Other Income                                            1,285       2,398
                                                     ---------- ----------
Income before Interest Expense and Income Taxes         1,701       2,836

Interest Expense                                        3,020       2,687
                                                     ---------- ----------
Income (Loss) before Income Taxes                      (1,319)        149

Provision (Benefit) for Income Taxes                     (528)         60
                                                     ---------- ----------
Income (Loss) of Consolidated Companies                  (791)         89

Equity in Earnings of Affiliated Companies,
  net of taxes                                            907        -
                                                     ---------- ----------
Net Income                                           $    116   $      89
                                                     ========== ==========

Net Income per Share                                 $   0.03   $    0.02
                                                     ========== ==========

Cash Dividends per Share                             $   0.32   $    0.32
                                                     ========== ==========

Average Common and Equivalent Shares Outstanding      3,941,018 3,912,242
                                                     ========== ==========
See accompanying notes to financial statements.




                                  PAGE 3
                       Ameron Inc. and Subsidiaries
                       Consolidated Balance Sheets
              (In thousands except share and per share data)

                                                       Feb. 28    Nov. 30
                                                        1995       1994
                                                     ---------  ---------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 13,566   $   9,030
  Receivables, net                                     92,744      97,519
  Inventories                                          80,075      71,644
  Deferred income tax benefits                          4,707       4,706
  Prepaid expenses                                      5,502       5,192
                                                     --------   ---------
    Total current assets                              196,594     188,091
Investments, Advances and Equity in
  Undistributed Earnings Of Affiliated Companies       37,462      37,315
Property, Plant and Equipment, net                    116,526     112,953
Other Assets                                           12,786      12,497
                                                     --------   ---------
Total Assets                                         $363,368   $ 350,856
                                                     ========   =========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                              $  2,891   $   2,931
  Current portion of long-term debt                     9,729       9,674
  Trade payables                                       28,970      25,507
  Accrued liabilities                                  31,753      33,726
  Claims and other                                      3,751      10,435
  Income taxes                                             93       4,813
                                                     --------   ---------
    Total current liabilities                          77,187      87,086
Deferred Income Taxes                                   6,251       5,759
Long-term Debt, less current portion                  106,740      92,847
Other Long-term Liabilities                            48,788      40,357
                                                     --------   ---------
  Total liabilities                                   238,966     226,049
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares
    Outstanding,  3,939,725 shares at
    February 28, 1995 and 3,935,711 shares at
    November 30, 1994, net of treasury shares          12,782      12,772
  Additional paid-in capital                           14,771      14,658
  Retained earnings                                   138,441     139,586
  Cumulative foreign currency translation adjustments   1,187         570
  Treasury stock (1,172,900 shares), at cost          (42,779)    (42,779)
                                                     --------   ---------
    Total stockholders' equity                        124,402     124,807
                                                     --------   ---------
Total Liabilities and Stockholders' Equity           $363,368   $ 350,856
                                                     ========   =========
See accompanying notes to financial statements.




                                  PAGE 4
                      Ameron Inc. and Subsidiaries
                 Consolidated Statements of Cash Flows
                             (In thousands)
                                                      Three Months Ended
                                                          February 28
                                                        1995       1994
                                                     ---------  ---------
Cash Flow from Operating Activities
  Net income                                         $    116   $      89
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                        3,842       3,943
    Equity in earnings of affiliated companies           (907)       -
    Dividends from affiliated companies                 2,680         952
    Other, net                                          2,004       1,028
  Changes in operating assets & liabilities:
    Change in receivables                               3,547      (2,674)
    Change in inventories                              (7,664)      1,163
    Change in other current assets                       (265)        934
    Change in trade payables and
     other current liabilities                         (4,914)       (149)
                                                     --------   ---------
      Net cash provided by (used in) operating
         activities                                    (1,561)      5,286

Cash Flow from Investing Activities
   Proceeds from sale of assets                           176         140
   Additions to property, plant and equipment          (6,280)     (3,199)
   Other                                                 (353)     (1,133)
                                                     --------   ---------
      Net cash used in investing activities            (6,457)     (4,192)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                               -            471
  Issuance of debt                                     13,550        -
  Repayment of debt                                      (217)        (92)
  Dividends to common stockholders                     (1,261)     (1,246)
  Issuance of common stock                               -            394
                                                     --------   ---------
      Net cash provided by (used in) financing
         activities                                    12,072        (473)

Effect of Exchange Rate Changes
 on Cash and Equivalents                                  482         (59)
                                                     --------   ---------
Net Change in Cash and Equivalents                      4,536         562
Beginning Cash and Equivalents Balance                  9,030      15,738
                                                     --------   ---------
Ending Cash and Equivalents Balance                  $ 13,566   $  16,300
                                                     ========   =========

Other Cash Flow Information:
  Interest paid                                      $  3,427   $     454
                                                     ========   =========
  Income taxes paid                                  $  4,182   $   2,068
                                                     ========   =========
See accompanying notes to financial statements.


                                   PAGE 5
                Notes to Consolidated Financial Statements
                            February 28, 1995


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at February 28, 1995 and the consolidated results of operations for the three month periods ended February 28, 1995 and 1994, and cash flows for the three month periods ended February 28, 1995 and 1994. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at February 28, 1995 and November 30, 1994 were comprised of the following (in thousands):

                                            Feb. 28   Nov. 30
                                             1995      1994
                                           --------  --------
          Finished products                $ 38,447  $ 34,664
          Products in process                22,950    20,175
          Materials and supplies             18,678    16,805
                                           --------  --------
          Total Inventories                $ 80,075  $ 71,644
                                           ========  ========










                                  PAGE 6
Note 3.  Affiliated Companies

Equity in earnings of affiliated companies are recognized in the Company's net income partly on a lag basis, net of taxes, only to the extent that cash dividends are anticipated.

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Group segment follow, U.S. dollars in thousands:

                                 Three Months Ended
                                    February 28
                                --------   --------
                                  1995       1994
                                --------   --------
              Net Sales         $ 11,317   $ 22,012

              Gross Profit      $  2,430   $  6,998

              Net Income (Loss) $   (285)  $  1,593



Amounts shown above represent operating results for Gifford-
Hill-American, Inc. for the three-month periods ended January
31, 1995 and 1994 and operating results for Ameron Saudi Arabia, Ltd. for the three-month periods ended December 31, 1994 and 1993.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                 Three Months Ended
                                    February 28
                                --------   --------
                                  1995       1994
                                --------   --------
              Net Sales         $ 30,094   $ 30,867

              Gross Profit      $  4,971   $    497

              Net Income (Loss) $  1,655   $   (992)

Amounts shown above include operating results for Tamco for the three-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three-month periods ended December 31, 1994 and 1993.






                                  PAGE 7
Note 4.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of February 28, 1995 are as follows, U.S. Dollars in thousands:


                                                                  Non-
                                                      Current    Current
                                                     --------   ---------
Deferred Tax Assets
  Self-insurance & contingency reserves              $   -      $  (8,315)
  Employee benefits                                    (1,297)     (6,729)
  Accounts receivable                                  (1,925)       -
  Inventory                                            (2,064)       -
  Alternative minimum tax credits                        -         (3,612)
  Miscellaneous                                          -           (170)
                                                     --------   ---------
    Total Deferred Tax Asset                         $ (5,286)  $ (18,826)
                                                     ========   =========

Deferred Tax Liabilities
  Investments                                        $   -      $   4,763
  Fixed Assets                                           -         20,127
  Miscellaneous                                           579         187
                                                     --------   ---------
    Total Deferred Tax Liability                     $    579   $  25,077
                                                     ========   =========






















                                  PAGE 8
  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                      Ameron Inc. and Subsidiaries
                            February 28, 1995

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1994 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $13.6 million, an increase of $4.5 million from the balance at November 30, 1994.

Operating activities used approximately $1.6 million of cash during the first quarter as higher working capital requirements offset earnings and cash dividends received from affiliated companies. The increase in working capital reflects the seasonal demands of the business, especially in the Concrete and Steel Pipe and the Protective
Coatings businesses. The cash used in operating activities also includes payments for interest and income taxes.

Cash used in investment activities consisted principally of capital expenditures associated with start-up of the Las Vaqueros Water Project in Northern California that is being supplied by the Concrete and Steel Pipe Segment. Other capital expenditures during the quarter were for normal replacement and upgrades of machinery and equipment, and construction of a protective coatings warehouse in The Netherlands. During the fiscal year ending November 30, 1995, the Company expects that capital expenditures will be consistent with the level of spending in 1994 and 1993 and approximately equal to depreciation. Capital expenditures are expected to be funded from existing cash balances and cash generated from operations.

At February 28, 1995, the Company had approximately $61.1 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds available from existing lines of credit will be sufficient to meet the future operating requirements.




                                  PAGE 9
RESULTS OF OPERATIONS - FIRST QUARTER

Ameron earned $116,000, or 3 cents per share, on sales of $98.0 million for the first quarter of 1995. This compares with net income of $89,000, or 2 cents per share, earned during the same period last year on sales of $93.3 million. The first quarter results reflect the Company's traditional seasonal pattern and additionally 1995 includes the impact of severe weather conditions in the western U.S. and The Netherlands.

The earnings improvement compared to the first quarter of last year is attributable to higher equity income recorded as a result of cash dividends received from two affiliated companies, Gifford-Hill-American, Inc. and TAMCO. Excluding equity income, earnings of Ameron's business segments were down compared to last year due to an unfavorable change in product mix and bad weather.

The Protective Coatings Group had lower sales and income compared with last year primarily as a result of lower volume in Europe. Also during the quarter, the threat of flooding in The Netherlands forced the shut-down and evacuation of the Company's protective coatings plant. The plant was not damaged, and the facility returned to full operation prior to the end of the quarter. Domestic sales volume continued strong and exceeded last year's level.

Fiberglass Pipe sales and earnings were about equal to last year as improved results in Asia and Europe offset lower domestic activity. The Company's fiberglass pipe plant in The Netherlands was also closed and evacuated because of the threat of flooding. The plant returned to full operation prior to the end of the quarter with no damage.

The Concrete and Steel Pipe Segment achieved higher sales and earnings compared to last year despite rain storms that delayed pipe installations throughout California. The order backlog continued at record levels as two major orders were received for pipelines in California. Given the size of the order backlog, the business is well positioned to achieve continuing strong performance for the balance of 1995.

Sales and earnings for the Construction Products business in Hawaii were equal to last year, while the domestic Pole Products business continued to have steady growth in sales and earnings.








                                    PAGE 10
Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately
$6.8 million of consolidated retained earnings were not restricted at February 28, 1995.


  Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended
February 28, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERON, INC.
                                         Date:  April 14, 1995

                                         /s/ Gary Wagner
                                         ___________________________________
                                         Gary Wagner
                                         Senior Vice President and
                                         Chief Financial Officer,
                                         Treasurer


















                                  PAGE 11