Form 10-Q
period 1995-05-31
AMERON INC/DE
filed 1995-07-14
CIK 790730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

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

                            Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,945,560 on June 30, 1994. No other class of Common Stock exists.














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




































                                    PAGE 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                          Ameron, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    ------------------
                                      1995       1994        1995       1994
                                    --------   --------    --------   --------
Sales                               $118,526   $100,612    $216,557   $193,942
Cost of Sales                         88,963     73,609     163,389    143,773
                                    --------   --------    --------   --------
Gross Profit                          29,563     27,003      53,168     50,169

Selling, General and
 Administrative Expenses              22,320     21,356      45,509     44,084

Other Income                           1,017      2,374       2,302      4,772
                                    --------   --------    --------   --------
Income before Interest Expense
 and Income Taxes                      8,260      8,021       9,961     10,857

Interest Expense                       3,137      2,799       6,157      5,486
                                    --------   --------    --------   --------
Income before Income Taxes             5,123      5,222       3,804      5,371

Provision for Income Taxes             1,849      2,088       1,322      2,148
                                    --------   --------    --------   --------
Income of Consolidated Companies       3,274      3,134       2,482      3,223

Equity in Earnings of
 Affiliated Companies, net of tax        728       -          1,635       -
                                    --------   --------    --------   --------
Net Income                          $  4,002   $  3,134    $  4,117   $  3,223
                                    ========   ========    ========   ========

Net Income per Share                $   1.01   $   0.80    $   1.04   $   0.82
                                    ========   ========    ========   ========

Cash Dividends per Share            $   0.32   $   0.32    $   0.64   $   0.64
                                    ========   ========    ========   ========

Average Common and Equivalent
 Shares Outstanding                 3,946,426  3,921,334   3,946,426  3,921,334
                                    =========  =========   =========  =========
See accompanying notes to financial statements.














                                    PAGE 3
                          Ameron, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands except share and per share data)

                                                            May 31     Nov. 30
                                                             1995       1994
                                                           --------   ---------
ASSETS
Current Assets
  Cash and cash equivalents                                $  3,358   $  9,030
  Receivables, net                                          104,409     97,519
  Inventories                                                85,580     71,644
  Deferred income tax benefits                                4,582      4,706
  Prepaid expenses                                            5,488      5,192
                                                           --------   ---------
    Total current assets                                    203,417    188,091
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies             37,516     37,315
Property, Plant and Equipment, net                          116,163    112,953
Other Assets                                                 17,567     12,497
                                                           --------   ---------
Total Assets                                               $374,663   $350,856
                                                           ========   =========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                    $  1,978   $  2,931
  Current portion of long-term debt                           9,768      9,674
  Trade payables                                             23,709     25,507
  Accrued liabilities                                        34,580     33,726
  Claims and Other                                            3,404     10,435
  Income taxes                                                1,181      4,813
                                                           --------   ---------
    Total current liabilities                                74,620     87,086
Deferred Income Taxes                                         7,399      5,759
Long-term Debt, less current portion                        120,299     92,847
Other Long-term Liabilities                                  43,935     40,357
                                                           --------   ---------
  Total liabilities                                         246,253    226,049
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 3,943,809 shares at
    May 31, 1995 and 3,935,711 shares
    at November 30, 1994, net of treasury shares             12,792     12,772
  Additional paid-in capital                                 14,899     14,658
  Retained earnings                                         141,180    139,586
  Cumulative foreign currency translation adjustment          2,318        570
  Treasury stock (1,172,900 shares), at cost                (42,779)   (42,779)
                                                           --------   ---------
    Total stockholders' equity                              128,410    124,807
                                                           --------   ---------
Total Liabilities and Stockholders' Equity                 $374,663   $350,856
                                                           ========   =========
See accompanying notes to financial statements










                                    PAGE 4
                          Ameron, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six Months Ended
                                                                  May 31
                                                             1995       1994
                                                           --------   --------
Cash Flow from Operating Activities
  Net income                                               $  4,117   $  3,223
  Adjustments to reconcile to net cash
   used in operating activities:
    Depreciation                                              7,828      7,861
    Equity in earnings of affiliated companies               (1,635)      -
    Dividends from affiliated companies                       3,480        961
    Other, net                                                 (947)      (171)
  Changes in operating assets and liabilities:
    Change in receivables                                    (7,204)    (5,040)
    Change in inventories                                   (12,642)    (6,264)
    Change in other current assets                             (119)     1,146
    Change in trade payables and
     other current liabilities                              (12,904)    (2,193)
    Change in other assets and liabilities, net                 829       -
                                                           --------   --------
      Net cash used in operating activities                 (19,197)      (477)

Cash Flow from Investing Activities
   Proceeds from sale of assets                                 460      1,151
   Additions to property, plant and equipment                (9,223)    (5,666)
   Other                                                     (1,052)    (1,679)
                                                           --------   --------
     Net cash used in investing activities                   (9,815)    (6,194)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                     (953)     2,608
  Issuance of debt                                           26,775
  Repayment of debt                                            (397)      (526)
  Dividends to common stockholders                           (2,523)    (2,500)
  Issuance of common stock                                     -           397
                                                           --------   --------
    Net cash provided by (used in) financing activities      22,902        (21)

Effect of Exchange Rate Changes
 on Cash and Equivalents                                        438         64
                                                           --------   --------
Net Change in Cash and Equivalents                           (5,672)    (6,628)
Beginning Cash and Equivalents Balance                        9,030     15,738
                                                           --------   --------
Ending Cash and Equivalents Balance                        $  3,358   $  9,110
                                                           ========   ========

Other Cash Flow Information:
  Interest paid                                            $  8,168   $  4,894
                                                           ========   ========
  Income taxes paid                                        $  4,415   $  3,347
                                                           ========   ========
See accompanying notes to financial statements






                                     PAGE 5
                          Ameron, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  May 31, 1995


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at May 31, 1995 and the consolidated results of operations for the three- and six-month periods ended May 31, 1995 and 1994, and cash flows for the six-month periods ended May 31, 1995 and 1994. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at May 31, 1995 and November 30, 1994 were comprised of the following (in thousands):

                                                May 31      Nov. 30
                                                 1995        1994
                                               --------    --------
          Finished products                    $ 41,251    $ 34,664
          Products in process                    24,655      20,175
          Materials and supplies                 19,674      16,805
                                               --------    --------
          Total Inventories                    $ 85,580    $ 71,644
                                               ========    ========






















                                    PAGE 6
Note 3.  Affiliated Companies

Equity in earnings of affiliated companies is recognized in the Company's net income partly on a lag basis, net of taxes only to the extent that cash dividends are anticipated.

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    -------------------
                                      1995       1994        1995       1994
                                    --------   --------    --------   --------
Net Sales                           $ 10,009   $ 19,905    $ 21,326   $ 41,917

Gross Profit                        $  1,957   $  4,822    $  4,387   $ 11,820

Net Income (Loss)                   $   (430)  $  1,074    $   (715)  $  2,667



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and six-month periods ended April 30, 1995 and 1994 and operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1995 and 1994.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                     Three Months Ended      Six Months Ended
                                           May 31                 May 31
                                    -------------------    -------------------
                                      1995       1994        1995       1994
                                    --------   --------    --------   --------
Net Sales                           $ 32,260   $ 28,533    $ 62,354   $ 59,400

Gross Profit                        $  5,311   $  1,644    $ 10,282   $  2,141

Net Income (Loss)                   $  1,732   $    (89)   $  3,387   $ (1,081)

Amounts shown above include operating results for Tamco for the three- and six-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1995 and 1994.



















                                   PAGE 7
Note 4.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of May 31, 1995 are as follows, U.S. Dollars in thousands:


                                                                        Non-
                                                            Current    Current
                                                           --------   ---------
Deferred Tax Assets
  Self-insurance & contingency reserves                    $   -      $ (8,315)
  Employee benefits                                          (1,297)    (6,729)
  Accounts receivable                                        (1,925)      -
  Inventory                                                  (2,064)      -
  Alternative minimum tax credits                              -        (3,612)
  Miscellaneous                                                -          (170)
                                                           --------   ---------
    Total Deferred Tax Asset                               $ (5,286)  $(18,826)
                                                           ========   =========

Deferred Tax Liabilities
  Investments                                              $   -      $  4,763
  Fixed Assets                                                 -        21,462
  Miscellaneous                                                 704       -
                                                           --------   ---------
    Total Deferred Tax Liability                           $    704   $ 26,225
                                                           ========   =========



































                                   Page 8
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                           Ameron, Inc. and Subsidiaries
                                   May 31, 1995




INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1994 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $3.4 million, a decrease of $5.7 million from the balance at November 30, 1994.

Operating activities used approximately $19.2 million of cash during the first half of 1995 as higher working capital requirements exceeded earnings and cash dividends received from affiliated companies. The increase in working capital was consistent with the combination of higher sales level experienced and higher shipments anticipated and was concentrated principally in Concrete and Steel Pipe. The cash used in operating activities includes payments for interest and income taxes.

Cash used in investment activities consisted principally of capital expenditures to support major water transmission contracts being supplied by the Concrete and Steel Pipe Segment. Other capital expenditures were for normal replacement and upgrades of machinery and equipment, and completion of a protective coatings warehouse in The Netherlands. The Company expects that capital expenditures for the fiscal year ended 1995 will be consistent with the level of spending experienced in 1994 and 1993, and approximately equal to depreciation. Capital expenditures are expected to be funded from existing cash balances and cash generated from operations.

At May 31, 1995, the Company had approximately $45.2 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations, and funds available from existing lines of credit will be sufficient to meet the future operating requirements.
















                                   Page 9
RESULTS OF OPERATIONS - SECOND QUARTER

Ameron earned $4.0 million or $1.01 per share for the second quarter of 1995, compared to $3.1 million or $.80 per share during the second quarter of 1994. Sales for the period totaled $118.5 million, an increase of $17.9 million or 18% for the same period in 1994. Last year's second quarter results included $.15 per share of non-recurring income from the sale of a steel subsidiary in Colombia. The results reflect strong earnings performance by the Concrete and Steel Pipe and Fiberglass Pipe Segments. The Construction and Allied Products Segment had earnings equal to last year, while the Protective Coatings Segment experienced lower income.

Cash dividends were received in the second quarter of 1995 from affiliated companies and was included as equity income consistent with the Company's conservative approach of recognizing income only to the extent cash dividends are anticipated.

The Concrete and Steel Pipe Segment achieved higher sales and earnings, compared to last year, principally as a result of increased deliveries to the Los Vaqueros project and other major pipe installations throughout California. The order backlog continues to be strong.

Fiberglass Pipe sales and earnings increased, compared to the second quarter of 1994 due to higher demand worldwide, principally from the petroleum markets. The Fiberglass Pipe Segment also achieved improved operating efficiencies in its domestic and international manufacturing operations.

Sales and earnings for the Construction and Allied Products Segment were essentially equal to the second quarter of 1994 as stronger performance in the domestic Pole Products business offset lower activity at the Company's Hawaiian operation.

The Protective Coatings Segment had worldwide sales equal to the second quarter of 1994; however, earnings were adversely affected by margin pressures as a result of a product mix shift in Europe and higher raw material prices worldwide.


RESULTS OF OPERATIONS - YEAR TO DATE

Earnings per share for the first six months of 1995 totaled $1.04, an increase of 22 cents or 27% from the comparable period of 1994. Sales for the first half of 1995 were $216.6 million, which represents an increase of $22.7 million, or 12% from the first half of 1994. The increase in sales and earnings is attributable principally to improved performance in the Concrete and Steel Pipe and Fiberglass Pipe Segments, which offset the lower sales and income in the Protective Coatings Segment. The Construction and Allied Products Segment had marginally higher earnings.
















                                   Page 10

First-half sales and earnings for the Concrete and Steel Pipe Segment were up significantly as a result of increased deliveries to several major pipe projects in California.

The Fiberglass Pipe Segment had higher sales and earnings for the first six months of 1995 compared to the same period last year as European and Asian operations experienced strong growth in all market segments. These improvements more than offset lower domestic volume attributable to competitive market conditions in the gasoline fuel-handling and oilfield markets, and completion of major projects during the first half of 1994.

The Protective Coatings Segment had lower sales and earnings for the first half of 1995 compared to last year due to competitive pricing pressures in the United States, higher raw material costs worldwide, and a product mix shift in Europe.

First-half sales and earnings for the Construction and Allied Products Segment were about even with the comparable period of 1994. Sales and earnings for Ameron's construction products operation in Hawaii were down slightly due to the continuing softness in the Hawaiian economy in general, and specifically the slowdown and delay in publicly-funded construction projects. The Pole Products business continued to achieve steady sales growth and improved earnings, as both were higher for the first half compared to last year.








































                                   Page 11
Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $8.5 million of consolidated retained earnings was not restricted at May 31, 1995.


  Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 27, 1995. Represented at the meeting, in person or by proxy, were 3,468,704 Shares of common stock (88.0% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

Election of Directors:

The four nominees named in the Company's proxy statement, Messrs.
A. Frederick Gerstell, J. Michael Hagan, Lawrence R. Tollenaere and
F. H. Fentener van Vlissingen having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,414,298 votes.

Other directors whose terms of office continued after the meeting are:
Donald H. Albrecht, Victor K. Atkins, John F. King, James S. Marlen, and Richard J. Pearson.

Proposal to Ratify the Appointment of Auditors:

3,452,810 (99.5%) of the shares represented at the meeting were voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal year 1995 and 10,059 shares were voted against the proposal. 5,835 shares of the votes cast abstained from voting on this matter.

Proposal to Approve the Ameron, Inc. 1994 Nonemployee Director Stock Option
Plan:

2,974,816 shares (85.8%) of the shares represented at the meeting were voted in favor of the proposal to approve the 1994 Nonemployee Director Stock Option Plan and 256,092 shares were voted against this proposal. 237,796 shares of the votes cast abstained from voting on this matter.


  Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended May 31, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AMERON, INC.
                                             Date:  July 12, 1995

                                             /s/ Allen R. Wilkie
                                             _______________________________
                                             Allen R. Wilkie
                                             Vice President, Controller

                                   PAGE 12