Form 10-Q
period 1995-08-31
AMERON INC/DE
filed 1995-10-16
CIK 790730

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1995

                                          OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from...............to...............


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

                     Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,947,534 on September 30, 1995. No other class of Common Stock exists.



















                                       PAGE 1
                             AMERON, INC.
                                INDEX




                                                         Page
                                                        -------

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Operations       3

              Consolidated Balance Sheets                 4

              Consolidated Statements of Cash Flows       5

              Notes to Consolidated Financial Statements  6-8

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                9-11


PART II.  OTHER INFORMATION

 Item 2.   Changes in Securities                           12

 Item 5.   Other Information                               12

 Item 6.   Exhibits and Reports on Form 8-K                12


SIGNATURES                                                 13

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                        Ameron, Inc. and Subsidiaries
                   Consolidated Statements of Operations
              (In thousands, except share and per share data)

                                    Three Months Ended      Nine Months Ended
                                        August 31               August 31

                                   ---------------------   --------------------
                                  1995         1994        1995       1994
                                   ---------  ---------    ---------  ---------
Sales                              $137,421    $108,376    $353,978   $302,318
Cost of Goods Sold                  103,990      82,012     267,379    225,785
                                   ---------  ---------    ---------  ---------
Gross Profit                         33,431      26,364      86,599     76,533

Selling, General and
 Administrative Expenses             25,664      21,850      71,173     65,934

Other Income                            543       4,189       2,615      8,489
                                   ---------  ---------   ---------  ---------
Income before Interest and
 Income Taxes                         8,310       8,703      18,041     19,088

Interest, net                         2,986       2,605       8,913      7,619
                                   ---------  ---------   ---------  ---------
Income before Income Taxes            5,324       6,098       9,128     11,469

Provision for Income Taxes            1,873       2,440       3,195      4,588
                                   ---------  ---------   ---------  ---------
Income of Consolidated Companies      3,451       3,658       5,933      6,881

Equity in Earnings of
 Affiliated Companies, net of taxes   1,126         414       2,761        414
                                   ---------  ---------   ---------  ---------
Net Income                          $ 4,577    $  4,072    $  8,694   $  7,295
                                   =========  =========   =========  =========

Net Income per Share                $  1.16    $   1.04    $   2.20   $   1.86
                                    =========  =========   =========  =========

Cash Dividends per Share            $  0.32    $   0.32    $   0.96   $   0.96
                                    =========  =========   =========  =========

Average Common and Equivalent
 Shares Outstanding                                        3,951,549  3,922,854
                                                           =========  =========

See accompanying notes to financial statements.

                         Ameron, Inc. and Subsidiaries
                              Consolidated Balance Sheets
                (In thousands except share and per share data)

                                                          Aug. 31   Nov. 30
                                                           1995      1994
                                                         ---------  ---------
ASSETS
Current Assets
  Cash and cash equivalents                              $   8,360  $  9,030
  Receivables, net                                         115,018    97,519
  Inventories                                               85,115    71,644
  Deferred income tax benefits                               4,590     4,706
  Prepaid expenses and Other                                 4,522     5,192
                                                          ---------  --------
    Total current assets                                   217,605   188,091
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies            37,149    37,315
Property, Plant and Equipment, net                         113,450   112,953
Other Assets                                                14,071    12,497
                                                          ---------  --------
Total Assets                                              $382,275  $350,856
                                                          ========= =========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                   $  1,682  $  2,931
  Current portion of long-term debt                          5,758     9,674
  Trade payables                                            33,259    25,507
  Accrued liabilities and Other                             43,362    44,161
  Income taxes                                               2,096     4,813
                                                          --------- ---------
    Total current liabilities                               86,157    87,086
Deferred Income Taxes                                        4,070     5,759
Long-term Debt, less current portion                       116,416    92,847
Other Long-term Liabilities                                 44,736    40,357
                                                          --------- ---------
  Total liabilities                                        251,379   226,049
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized 12,000,000 shares, Outstanding 3,947,534
    shares at August 31, 1995 and 3,935,711 shares
    at November 30, 1994, net of treasury shares            12,801    12,772
  Additional paid-in capital                                15,022    14,658
  Retained earnings                                        144,494   139,586
  Cumulative foreign currency translation adjustment         1,358       570
  Treasury stock (1,172,900 shares), at cost               (42,779)  (42,779)
                                                          --------- ---------
    Total stockholders' equity                             130,896   124,807
                                                          --------- ---------
Total Liabilities and Stockholders' Equity                $382,275  $350,856
                                                          ========= =========

See accompanying notes to financial statements

                       Ameron, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)

                                                            Nine Months Ended

                                                                 August 31
                                                              1995       1994
                                                           --------- ---------
Cash Flow from Operating Activities
  Net income                                               $   8,694  $  7,295
  Adjustments to reconcile to net cash
   provided by operating activities:
    Depreciation                                              11,906    11,935
    Equity in earnings of affiliated companies                (2,761)     (414)
    Dividends from affiliated companies                        4,847     1,973
    Other, net                                                   254    (1,927)
  Changes in operating assets and liabilities:
    Change in receivables                                    (19,207)   (9,776)
    Change in inventories                                    (12,993)   (9,854)
    Change in other current assets                               769     1,100
    Change in trade payables and other current liabilities     3,734       747
    Change in other assets and liabilities, net                2,502       -
                                                             ---------  -------
      Net cash provided by operating activities               (2,255)    1,079

Cash Flow from Investing Activities
   Proceeds from sale of assets                                  427     2,793
   Additions to property, plant and equipment                (11,447)   (8,695)
   Other                                                      (1,857)   (2,136)
                                                             ---------  -------
    Net cash used in investing activities                     (12,877)  (8,038)

Cash Flow from Financing Activities
  Net change in debt with maturities of 3 months or less       (1,249)   5,582
  Issuance of debt                                             23,809      -
  Repayment of debt                                            (4,603)    (673)
  Dividends to common stockholders                             (3,786)  (3,757)
  Issuance of common stock                                          9      397
                                                             ---------  ------
    Net cash provided by financing activities                 14,180     1,549

Effect of Exchange Rate Changes on Cash and Equivalents          282       346
                                                             ---------  --------
Net Change in Cash and Equivalents                              (670)   (5,064)
Beginning Cash and Equivalents Balance                         9,030    15,738
                                                             ---------  -------
Ending Cash and Equivalents Balance                          $ 8,360   $10,674
                                                             ========= ========
Other Cash Flow Information:
  Interest paid                                              $ 9,187   $ 5,527
                                                             ========= =========
  Income taxes paid                                          $ 8,198   $  5,146
                                                             ========= =========

See accompanying notes to financial statements














                                       PAGE 5
                          Ameron, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                August 31, 1995


Note 1. Basis Of Presentation


The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at August 31, 1995 and the consolidated results of operations for the three- and nine-month periods ended August 31, 1995 and 1994, and cash flows for the nine-month periods ended August 31, 1995 and 1994. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1994.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories at August 31, 1995 and November 30, 1994 were comprised of the following
(in thousands):

                                                Aug. 31     Nov. 30
                                                 1995        1994
                                               ---------   ---------
          Finished products                    $ 40,480    $ 34,664
          Products in process                    26,072      20,175
          Materials and supplies                 18,563      16,805
                                               ---------   ---------
          Total Inventories                    $ 85,115    $ 71,644
                                               =========   =========





















                                       PAGE 6


Note 3.  Affiliated Companies

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:


                                    Three Months Ended     Nine Months Ended
                                         August 31             August 31
                                    --------------------  --------------------
                                      1995       1994        1995      1994
                                    ---------  ---------  ---------  ---------
Net Sales                           $ 10,456   $ 16,846    $ 31,782   $ 58,763

Gross Profit                        $  1,919   $  5,548    $  6,306   $ 17,368

Net Income                          $ (1,128)  $  2,298    $ (1,843)  $  4,965


Equity in earnings of affiliated companies is recorded in the Company's net income partly on a lag basis, net of taxes and net of reserves for amounts that management anticipates will not be distributed to the company. Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and nine-month periods ended July 31, 1995 and 1994 and operating results for Ameron Saudi Arabia, Ltd.
for the three- and nine-month periods ended June 30, 1995 and 1994.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                     Three Months Ended     Nine Months Ended
                                         August 31             August 31
                                    --------------------   --------------------
                                      1995       1994        1995      1994
                                    ---------  ---------   ---------  ---------
Net Sales                           $ 40,155   $ 37,419   $ 102,509   $ 96,819

Gross Profit                        $  6,402   $  5,648    $ 16,684   $  7,789

Net Income                          $  2,170   $  2,126    $  5,557   $  1,045

Amounts shown above include operating results for Tamco for the three- and nine-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1995 and 1994.

Note 4.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of August 31, 1995 are as follows, U.S. Dollars in thousands:


                                                                       Non-
                                                            Current   Current
                                                            --------  ---------
Deferred Tax Assets
  Self-insurance and contingency reserves                  $   -     $ (7,401)
  Employee benefits                                         (1,307)    (6,978)
  Accounts receivable                                       (1,923)      -
  Inventory                                                 (2,064)      -
  Capital Loss Carryover                                       -       (2,347)
  Miscellaneous                                                704       (171)
  Alternative minimum tax credits                              -       (3,612)
                                                           --------  ---------
    Total Deferred Tax Asset                               $(4,590)  $(20,509)
                                                           ========  =========

Deferred Tax Liabilities
  Investments                                              $   -     $  4,452
  Fixed Assets                                                 -       20,127
                                                          --------   ---------
    Total Deferred Tax Liability                           $   -     $ 24,579
                                                          ========   =========

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                          Ameron, Inc. and Subsidiaries
                                August 31, 1995


INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1994 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $8.4 million, a decrease of $670,000 from the balance at November 30, 1994.

Operating activities used approximately $2.3 million of cash during the first nine months of fiscal 1995 as higher working capital requirements exceeded earnings, depreciation and cash dividends received from affiliated companies. The increase in working capital was consistent with the higher of sales and was concentrated mainly in the Concrete and Steel Pipe segment. Cash used in operating activities also included payments for interest and income taxes.


Cash used in investing activities consisted primarily of capital expenditures to support major water transmission contracts being supplied by the Concrete and Steel Pipe segment, capital expenditures for normal replacement and upgrades of machinery and equipment, and the completion of a protective coatings warehouse in the Netherlands. Additional capital expenditures are expected in the fourth Quarter of 1995 and are expected to be funded from existing cash balances and lines of credit as well as cash generated from operations.

During the third quarter the Company replaced its $35 million revolving credit agreement with a new $75 million revolving credit agreement. This new agreement expires in June 1998. At August 31, 1995, the Company had approximately $85.7 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds available from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - THIRD QUARTER


The Company earned $1.16 per share on sales of $137.4 million for the third quarter, which compares favorably to $1.04 per share on sales of $108.4 million for the same period last year. Last year's third quarter results included 31 cents per share of non-recurring income from the sale of a subsidiary in Colombia. The results reflect strong earnings performance by the Concrete and Steel Pipe, and Fiberglass Pipe segments. The Construction and Allied Products segment had moderately higher earnings as compared to last year, while the Protective Coatings segment recorded lower income.

Cash dividends were received in the third quarter of fiscal 1995 from affiliate companies. These dividends allowed the Company to record equity in earnings of affiliated companies consistent with its conservative approach of recognizing income only to the extent cash dividends are anticipated.

Concrete and Steel Pipe operations in the western states reported significantly higher sales and income for the quarter in comparison to last year, chiefly because of ongoing deliveries to the Los Vaqueros project in Northern
California, the largest pipe contract in the Company's history.
Work also continued on two other major pipelines in California.

Fiberglass Pipe segment sales and income were up sharply for the quarter when compared to the same period in 1994.
The improvement resulted primarily from increased shipments to petroleum projects in Central Africa and the Middle East from operations in The Netherlands. Also, growing demand from refinery and marine markets in the Pacific Rim, served by the Company's Singapore operation, contributed to the upswing. Domestic sales and earnings were down for the quarter because of lower demand from petroleum-related markets in the United States.

Quarterly sales were about even for the worldwide Protective Coatings segment, but income was down considerably compared to last year. A major factor in the shortfall was the continuing affect of higher raw material costs that have impacted margins throughout the coatings industry. European sales for the quarter were virtually the same as last year. However, earnings declined substantially due to escalating raw material prices and a continuing shift in product mix caused by greatly reduced shipments to North Africa. Third-quarter sales of the Company's new PSX line of patented "engineered siloxane" products were strong, especially in England, where PSX coatings were chosen for a major gas project.


Sales and income of the construction products business in Hawaii were moderately higher for the quarter despite the continuing economic slowdown in the Islands. The domestic pole products business also posted improved sales and earnings for the quarter.















                                       PAGE 10
RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $2.20 per share on sales of $354.0 million for the nine months ended August 31, 1995, which compares favorably to $1.86 per share on sales of $302.3 million for the same period last year. Last year's nine-month results included 46 cents per share of non-recurring income from the sale of a subsidiary in Colombia. The year-to-date results reflect strong earnings performance by the Concrete and Steel Pipe, and Fiberglass Pipe segments, which offset lower income in the Protective Coatings segment. The Construction and Allied Products segment had moderately higher earnings as compared to last year.


The Concrete and Steel Pipe segment reported substantially higher sales and income for the year-to-date period in comparison to last year, chiefly because of ongoing deliveries to major pipeline projects in California.

Fiberglass Pipe segment sales and income for the nine months were up when compared to the same period in 1994. The improvement resulted primarily from increased shipments from operations in The Netherlands and Singapore, which offset lower sales and earnings from domestic operations.

Year-to-date sales were slightly lower than last year for the worldwide Protective Coatings segment. Income was down significantly due to higher raw material costs, competitive pricing pressures and a continuing shift in product mix caused by greatly reduced shipments to North Africa.

Sales and earnings of the Construction and Allied Products segment were slightly higher due to improved sales and income from pole products and Hawaiian construction products.




































                                       PAGE 11
Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $10.6 million of consolidated retained earnings was not restricted at August
31, 1995.

  Item 5.  Other Information

On August 29, 1995 Ameron completed the signing of a $75 million revolving credit agreement. The revolving credit agreement replaces an existing $35 million credit agreement.

  Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended
August 31, 1995.
















































                                       PAGE 12


SIGNATURES









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   AMERON, INC.
                                   Date:  October 13, 1995



                                    ______________________________
                                    Gary Wagner
                                    Senior Vice President and
                                    Chief Financial Officer,
                                    Treasurer



































                                       PAGE 13