Form 10-K405
period 1995-11-30
AMERON INC/DE
filed 1996-02-23
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 1995                 OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
           -----

     The Registrant estimates that as of February 9, 1996 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $141 million.

     On February 9, 1996 there were 3,956,497 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S 1995 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                     PART I
                                  AMERON, INC.

AMERON, INC., a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture and supply of goods and services to the industrial, utility, marine and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1995. All references to the "Annual Report" pertain to the Company's 1995 Annual Report to Stockholders.


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

    At the beginning of 1970, the Company's name was changed to Ameron, Inc. In the meantime, other manufactured products had been added to its product lines. These included concrete and steel poles for street and area lighting, and tapered steel vertical and cantilevered poles for traffic signals. In 1984, the Company acquired a major domestic fiberglass pipe business, including a manufacturing plant in Burkburnett, Texas. In 1988, the Company expanded its ability to serve the water transmission and distribution market through the acquisition of a major steel pipe fabricating facility in Fontana, California.
    Further details or commentary on the year's operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

    The information contained in Notes (1), (4) and (14) of Notes to Consolidated Financial Statements on pages 44, 45, 50, 52 and 53 of the Annual Report is incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

    (1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into the following groups serving the following-described industry segments.

        a) The Protective Coatings Group develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis. These products are utilized for the preservation of major structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Arkansas, by a wholly-owned subsidiary in The Netherlands, by jointly-owned operations in

           Mexico and Saudi Arabia and by various third party licensees. The Company licenses its patents, trademarks, know-how and technical assistance to various of its subsidiary and affiliated companies and to various third-party licensees.

        b) The Fiberglass Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in Texas and South Carolina, by wholly-owned subsidiaries in The Netherlands and Singapore, and by a jointly-owned affiliate in Saudi Arabia.

        c) The Concrete & Steel Pipe Group supplies products and services used in the construction of pipeline facilities for various utilities. Eight plants are located in three of the continental western states. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies whose activities are not reflected in the amounts reported for this industry segment. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based on quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.


        d) The Construction & Allied Products Group includes the Hawaii Division, which supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii. These products are marketed through direct sales. Ample raw materials are available locally in Hawaii and, as to rock products, the Company has exclusive rights to a quarry containing many years' reserves. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are in price and service, since an appreciable portion of the segment's business is obtained through competitive bidding.

           This segment also includes the operations of the Pole Products Division, which manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals. Sales are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents. Competition for such products is mainly based on price, but with some consideration for service and delivery. Manufacture of these products is carried out in two plants in California, as well as plants in Washington and Oklahoma.

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

           (iii) Many of the Company's products are used in connection with capital goods, water and sewage transmission and construction of capital facilities. Favorable or adverse effects on general sales volume and earnings can result from weather conditions. Normally, sales volume and earnings will be lowest in the first fiscal quarter. Seasonal effects simply accelerate or slow the business volume and normally do not bring about severe changes in full-year activity.

           (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and ten times annually. Average days' sales in accounts receivable range between 38 and 94 for all segments.

           (v) The value of backlog orders at November 30, 1995 and 1994 by industry segment is shown below. A substantial portion of the November 30, 1995 backlog is expected to be billed and recorded as sales during the fiscal year 1996.

                 Industry Segment                         1995            1994
                 ----------------                       --------        --------
                                                           (in thousands)
                 Protective Coatings Group             $   6,139       $   7,558
                 Fiberglass Pipe Group                    20,691          20,666
                 Concrete & Steel Pipe Group              96,864         103,185
                 Construction & Allied Products Group     15,581          11,566
                                                         -------         -------

                 Total                                  $139,275        $142,975
                                                        --------        --------
                                                        --------        --------

           (vi) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any single competitive situation which would be material to an understanding of the business.

          (vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Longer term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management. Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.

    (2) a) Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 44 of the Annual Report, which information is incorporated herein by reference.

        b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business.

        c) For many years the Company has been consistently installing or improving devices to control or eliminate the discharge of pollutants into the environment. Accordingly, compliance with federal, state, and locally enacted provisions relating to protection of the environment is not having, and is not expected to have, a material effect upon the Company's capital expenditures, earnings, or competitive position.

        d) At year-end the Company and its consolidated subsidiaries employed approximately 2,816 persons. Of those, approximately 1,434 were covered by labor union contracts, and there are five separate bargaining agreements subject to renegotiation in 1996. Management does not presently anticipate a strike or other labor disturbance in connection with renegotiation of these agreements; however, the possibility of such an occurrence exists.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

    The information contained in Notes (4) and (14) of Notes to Consolidated Financial Statements on pages 45, 50, 52 and 53 of the Annual Report is incorporated herein by reference.

    Export sales in the aggregate from domestic operations during the last three fiscal years were:

                                             In thousands
                                             ------------
                         1995                  $15,552
                         1994                   13,648
                         1993                   12,687

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

INDUSTRY SEGMENT - GROUP

    Division - Location                                              Description
    -------------------                                              -----------

PROTECTIVE COATINGS GROUP

    Protective Coatings division - USA
        Brea, CA                                              Office, Laboratory
        Little Rock, AR                                            Office, Plant

    Ameron B.V.
        Geldermalsen, The Netherlands                              Office, Plant

FIBERGLASS PIPE GROUP

    Fiberglass Pipe division - USA
        Burkburnett, TX                                            Office, Plant
        Spartanburg, SC                                                    Plant

    Ameron B.V.
        Geldermalsen, The Netherlands                              Office, Plant

    Ameron (Pte) Ltd.
        Singapore                                                 *Office, Plant

CONCRETE AND STEEL PIPE GROUP

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

    Northern division
        Tracy, CA                                                  Office, Plant
        Portland, OR                                               Office, Plant

    Steel Fabrication division
        Fontana, CA                                               *Office, Plant

    Protective Linings division
        Brea, CA                                                   Office, Plant

    Fabrication Plant
        South Gate, CA                                             Office, Plant

    American Pipe & Construction International
        Bogota, Colombia                                           Office, Plant
        Cali, Colombia                                                     Plant

CONSTRUCTION & ALLIED PRODUCTS GROUP

    Hawaii division
        Honolulu, Oahu, HI                                        *Office, Plant
        Kailua, Oahu, HI                                          *Plant, Quarry
        Barbers Point, Oahu, HI                                           *Plant
        Puunene, Maui, HI                                 *Office, Plant, Quarry

    Pole Products division
        Fillmore, CA                                               Office, Plant
        Oakland, CA                                                       *Plant
        Everett, WA                                               *Office, Plant
        Tulsa, OK                                                 *Office, Plant

CORPORATE
    Corporate Headquarters
        Pasadena, CA                                                     *Office

    Corporate Research & Engineering
        South Gate, CA                                        Office, Laboratory

*Leased

ITEM 3 - LEGAL PROCEEDINGS


An action was filed in 1992 in the U.S. District for the District of Arizona by the Central Arizona Water Conservation District ("CAWCD") seeking damages against several parties, including the Company and the Company's customer, Peter Kiewit Sons' Company ("Kiewit"), in connection with six prestressed concrete pipe siphons furnished and installed in the 1970's as part of the Central Arizona Project ("CAP"), a federal project to bring water from the Colorado River to Arizona. The CAWCD also filed separate actions against the U.S. Bureau of Reclamation ("USBR") in the U.S. Court of Claims and with the Arizona Projects Office of the USBR in connection with the CAP siphons. The CAWCD alleged that the six CAP siphons were defective and that the USBR and the defendants in the U.S. District Court action were liable for the repair or replacement of those siphons at a claimed estimated cost of $146.7 million. On September 14, 1994 the U.S. District granted the Company's motion to dismiss the CAWCD action and entered judgment against the CAWCD and in favor of the Company and its co-defendants. CAWCD has filed a notice of appeal with the Ninth Circuit Court of Appeals.

Separately, on September 28, 1995 the Contracting Officer for the USBR issued a final decision claiming for the USBR approximately $40 million in damages against Kiewit, based in part on the Contracting Officer's finding that the siphons supplied by the Company were defective. That claim amount is considered by the Company to be duplicative of the damages sought by the CAWCD for the repair or replacement of the siphons in its aforementioned action in the U.S. District for the District of Arizona. The Contracting Officer's final decision has been appealed by Kiewit to the U.S. Department of the Interior Board of Contract Appeals ("IBCA"). The Company is actively cooperating with, and assisting, Kiewit in the administrative appeal of that final decision before the IBCA.

The Company internally, as well as through independent third party consultants, has conducted engineering analyses regarding the allegations that the CAP siphons were defective and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements, and therefore it is not liable for any claims relating to the siphons, whether by the CAWCD or by the USBR. The Company has recorded provisions deemed adequate by the Company to permit it to continue to vigorously defend its position in this matter. The Company believes that it has meritorious defenses to these actions and that resultant liability, if any, should not have a material adverse effect on the financial position of the Company.

In July 1992 the Company was served with a complaint in an action brought by the City & County of San Francisco in Superior Court of the State of California against the Company and two co-defendants, in connection with a pipeline referred to as San Andreas Pipeline No. 3, a water transmission pipeline which was installed between 1980 and 1982. The Company furnished the pipe used in that pipeline. Plaintiff alleges that the pipeline is defective. Plaintiff originally sought damages of $43.95 million to replace the entire pipeline, but in June 1994 it filed its third amended complaint which alleges damages according to proof and in excess of the jurisdictional minimum of $25,000. The Company has recorded provisions deemed adequate by the Company to permit it to continue to vigorously defend its position in this matter. The Company believes that it has meritorious defenses to this action and that resultant liability, if any, should not have a material adverse effect on the financial position of the Company.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)


ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1995 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

       Name            Age            Title and Year Elected as Officer
-------------------    ---    --------------------------------------------------


George J. Fischer      61     Senior Vice President, Human Resources        1992

Gordon G. Robertson    56     Senior Vice President, Technology             1992

Javier Solis           49     Senior Vice President of Administration,
                              Secretary & General Counsel                   1984

S. Daniel Stracner     49     Vice President, Communications &
                              Public Affairs                                1993


Gary Wagner            44     Senior Vice President & Chief Financial
                              Officer, Treasurer                            1990

Allen R. Wilkie        45     Vice President                                1994

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Mr. Wilkie, who joined the Company in 1994. Prior to joining the Company, he was Corporate Director of Information Systems with GenCorp in Akron, Ohio.

                                     PART II
ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 9, 1996, there were 1,830 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low sales prices of the Company's Common Stock during that period are set out under the caption Per Share Data shown on page 50 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (9) of Notes to Consolidated Financial Statements on page 48 of the Annual Report, which is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA


The information required by this item is contained in the Selected Consolidated Financial Information shown on page 34 of the Annual Report, which information is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


The information required by this item with respect to fiscal years 1995 and 1994 is shown under Ameron 1995 Financial Review on pages 35-38 of the Annual Report, which information is incorporated herein by reference. The information required for 1993 is as follows:

Results of Operations: 1993 Compared with 1992

GENERAL. Ameron recorded a loss in 1993 of $24.3 million, compared to net income of $5.9 million in 1992. During the fourth quarter of 1993, the Company charged to costs and expenses $45.8 million ($31.5 million after tax) for restructuring and related activities. Of the $45.8 million, $33.8 million related directly to restructuring and the write-down of related assets. An additional $9 million provision was recorded for estimated costs related to certain environmental and legal matters. A $3 million charge was also recorded against cost of sales in the fourth quarter for the write-down of selected inventories identified as part of the restructuring efforts. The total effect of these actions resulted in a net loss of $6.28 per share for the year. However, excluding the additional fourth quarter charges, net of their applicable tax benefits, net income per share for the year would have been $1.87, an improvement over the $1.53 per share earned in the prior year.

SALES. Sales in 1993 increased $6.9 million over the prior year due to higher shipments of fiberglass pipe and protective coatings to projects in North Africa. These improvements were partially offset by reduced sales of concrete and steel pipe and construction products.

Sales of protective coatings declined $2.2 million from 1992. In the United States, sales of industrial coatings improved over 1992, while revenues from marine coatings declined due to a reduction in defense spending that impacted government orders. Sales in Europe were lower because of recessionary trends, but shipments to North Africa and the Middle East improved from Ameron B.V.

Significant shipments of fiberglass pipe from the Company's European operation to several large crude oil projects in North Africa were the principal reason for the $19.2 million increase in sales over 1992 in the Fiberglass Pipe segment. Additionally, sales in the United States improved throughout all market areas, with the biggest increase coming from fuel-handling systems used for service station rehabilitation. Partially offsetting these improvements were lower sales to industrial customers in Europe.

Concrete & Steel Pipe sales declined $3.2 million from 1992. Improved deliveries of concrete and steel pipe to projects in Northern California and Nevada were offset by reduced sales in Southern California. This business segment was impacted by reduced public spending for large water transmission projects and a low level of construction activity in the Company's geographic markets. The decline in construction activity resulted in increased price competition among producers of non-pressure concrete pipe.

Construction & Allied Products sales fell $7.0 million from 1992 as privately-funded construction activity continued to decline on the Hawaiian Islands. However, deliveries of ready-mix concrete, sand and aggregates to publicly-funded projects remained strong, while deliveries to residential construction markets improved because of increased housing starts.

GROSS PROFIT. The gross profit margin remained unchanged from 1992. Sales of fiberglass pipe and protective coatings to North Africa and improved operating efficiencies favorably impacted the overall gross profit margin. However, price competition in Europe and in certain concrete pipe markets partially offset these gains. As part of the restructuring process, a $3 million charge was recorded in the fourth quarter to write down selected inventories, which had the effect of decreasing the gross profit margin from 27.1% to 26.4%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Despite increased insurance costs, added expenses related to the North African sales and the higher expenses of the Company's South American operations, overall selling, general and administrative expenses changed little from 1992. This was principally the result of salaried staff reductions at the beginning of the fourth quarter. Environmental and legal claims increased $7.8 million over 1992. As part of management's restructuring efforts, an additional $9 million was added to reserves.

RESTRUCTURING CHARGES AND WRITE-DOWN OF ASSETS. During 1993, the Company charged $33.8 million against pretax earnings for restructuring and the write-down of assets. The restructuring actions included closing two and mothballing two concrete pipe plants in the western United States; consolidating and scaling back Protective Coatings production facilities, distribution facilities and sales offices in the United States, Canada and Europe; closing a coatings plant in England; and eliminating several product lines within the Fiberglass Pipe and Construction & Allied Products groups. Also included in the restructuring was the company-wide elimination of approximately 330 salaried staff positions, the planned divestiture of a non-strategic steel fabricator in South America and the write-down of the Company's investments in selected affiliated companies, as well as other related assets.

OTHER INCOME. Royalty, fee and other income from affiliated companies and licensees increased over 1992, due largely to a special dividend received from a Mexican affiliate.

INTEREST EXPENSE. The $1.7 million increase in interest expense in 1993 is attributable mainly to accrued interest on income tax obligations related to prior years.

PROVISION FOR INCOME TAXES. Overall, the effective tax benefit rate in 1993 was 27.2% of the pretax loss. The tax benefit attributable to the restructuring and related charges of $45.8 million was approximately $14.3 million; thus, taxes attributable to pretax income, excluding the restructuring and related charges, were $4.5 million, a 45% effective rate. The significant difference in effective rate in 1993, compared to 30% in 1992, was due primarily to losses generated by certain foreign subsidiaries for which no tax benefit was generated.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES. Equity in earnings of jointly-owned affiliated companies declined slightly from 1992. Sales and earnings of the Company's Saudi Arabian affiliates were equal to or higher than prior year's results. Gifford-Hill-American, Inc., the Company's pressure pipe affiliate in Texas, returned to profitability in 1993, while Tamco, a steel mini-mill, reported a loss due to increased material costs and price competition.

As part of the Company's restructuring efforts, the Company recorded a write-down of the investments in certain affiliates to their estimated net realizable value.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements, the report thereon of Arthur Andersen LLP dated January 19, 1996 and Notes to Consolidated Financial Statements comprising pages 39 through 51 of the Annual Report, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not applicable)
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 20, 1996 in connection with the Annual Meeting of Stockholders to be held on March 25, 1996. Such information is incorporated herein by reference.

Information with respect to the executive officers of the Company is located in
Part I, Item 4A of this report.


ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT*


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 20, 1996 in connection with the 1996 Annual Meeting of Stockholders to be held on March 25, 1996. Such information is incorporated herein by reference.

                                     PART IV
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS:

        The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                          INDEX TO FINANCIAL STATEMENTS


                    Statement                                  Page Reference
                    ---------                                  to Annual Report
                                                               ----------------
        Consolidated Statements of Operations for the years
        ended November 30, 1995, 1994 and 1993                        39

        Consolidated Balance Sheets at November 30, 1995
        and 1994                                                    40-41

        Consolidated Statements of Cash Flows for the years
        ended November 30, 1995, 1994 and 1993                        42

        Consolidated Statements of Stockholders' Equity
        for the years ended November 30, 1995, 1994 and 1993          43

        Notes to Consolidated Financial Statements                  44-50

        (i) Summarized information as to the financial condition and results of operations for Gifford-Hill-American, Inc., Ameron Saudi Arabia, Ltd., Bondstrand, Ltd,
            Oasis-Ameron, Ltd. and Tamco are presented in Note (4) of Notes to Consolidated Financial Statements on page 45 of the Annual Report, which information is incorporated herein by reference.

(a) (2) FINANCIAL STATEMENT SCHEDULES:

        The following additional financial data should be read in conjunction with the consolidated financial statements in the 1995 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.

                                                                      Pages of
    Schedule        Schedules of Ameron, Inc. and Subsidiaries       This Report
    --------        ------------------------------------------       -----------

                    Report of Independent Public Accountants              13

    II              Valuation and Qualifying Accounts and Reserves       14-16

(a) (3) EXHIBITS                                                     This Report
                                                                     -----------

        3(i)        Certificate of Incorporation                         18

        3(ii)       Bylaws                                               19

        4           Instrument Defining the Rights of
                    Security Holders, Including Indentures               20

        10          Material Contracts                                   21

        13          Annual Report                                        22

        21          Subsidiaries of the Registrant                       23

        23          Consent of Independent Public Accountants            24

(b) REPORTS ON FORM 8-K

    A report on Form 8-K was filed by the Corporation on September 26, 1995 reporting under Item 5 the financial results for the Company's third quarter ended August 31, 1995.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors, Ameron, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ameron, Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP




Los Angeles, California
January 19, 1996

                       AMERON, INC. AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE YEAR ENDED NOVEMBER 30, 1995
                               (In thousands)


                                     Addi-     Deduc-
                                     tions     tions,
                          Balance   Charged     Pay-    Reclas-
                             at        to      ments    sifica-      Balance
                           Begin-    Costs      and      tions          at
                            ning      and      Write-     and          End
     Classification       of Year   Expense     offs     Others      of Year
Deducted from asset
 accounts

Allowance for
  doubtful accounts      $  4,135  $  1,710  $  1,138  $     93     $  4,800


Reserve for investments
  in affiliates          $  9,748  $      0  $      0  $   (389)(1) $  9,359

Reserve for write-down
  of assets related to
  certain foreign
  affiliates             $  3,216  $      3  $      0  $      0     $  3,219


Included in current
 liabilities

Reserve for pending
  claims and litigation  $  6,218  $  1,109  $  1,894  $ (2,347)    $  3,086

Restructuring reserve    $  3,646  $      0  $  1,846  $ (1,261)    $    539

Other reserves           $  1,336  $     62  $    633  $     (1)    $    764

Reserve for self-insured
  programs               $  4,392  $  5,413  $  3,931  $      0     $  5,874


Included in long-term
 liabilities

Reserve for pending
  claims and litigation  $ 10,429  $  1,330  $    387  $  2,416     $ 13,788

Restructuring reserve    $      0  $      0  $      0  $  1,261     $  1,261

Reserve for self-insured
  programs               $  6,771  $      0  $      0  $      0     $  6,771


(1) Included as equity in earnings of affiliated companies in Consolidated Statement of Operations.

                         AMERON, INC. AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                       FOR THE YEAR ENDED NOVEMBER 30, 1994
                               (In thousands)


                                     Addi-     Deduc-
                                     tions     tions,
                          Balance   Charged     Pay-    Reclas-
                             at        to      ments    sifica-   Balance
                           Begin-    Costs      and      tions       at
                            ning      and      Write-     and       End
     Classification       of Year   Expense     offs     Others   of Year
Deducted from asset
 accounts

Allowance for
  doubtful accounts      $  4,315  $  1,314  $  1,793  $    299  $  4,135


Reserve for investments
  in affiliates          $  7,323  $  2,425         0         0  $  9,748

Reserve for write-down
  of assets related to
  certain foreign
  affiliates             $ 11,990  $    236     9,259  $    249  $  3,216


Included in current
 liabilities

Reserve for pending
  claims and litigation  $  7,188  $  2,232  $  2,844  $   (358) $  6,218

Restructuring reserve    $  7,643         0  $  3,997  $      0  $  3,646

Other reserves           $  1,797  $    732  $    493  $   (700) $  1,336

Reserve for self-insured
  programs               $  7,541  $  5,997  $  8,782  $   (364) $  4,392


Included in long-term
 liabilities

Reserve for pending
  claims and litigation  $  9,484  $    120  $    963  $  1,788  $ 10,429

Other reserves           $  1,722  $      0       771  $   (951) $      0

Reserve for self-insured
  programs               $  4,867         0         0  $  1,904  $  6,771

                           AMERON, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEAR ENDED NOVEMBER 30, 1993
                                  (In thousands)

                                     Addi-     Deduc-
                                     tions     tions,
                          Balance   Charged     Pay-    Reclas-
                             at        to      ments    sifica-   Balance
                           Begin-    Costs      and      tions       at
                            ning      and      Write-     and       End
     Classification       of Year   Expense     offs     Others   of Year
Deducted from asset
 accounts

Allowance for
  doubtful accounts      $  5,614  $  1,458  $  2,296  $   (461) $  4,315

Reserve for realization
  of investments in
  affiliates                    0  $  7,323         0         0  $  7,323

Reserve for write-down
  of assets related to
  certain foreign
  affiliates             $  8,632  $  3,392  $    278  $    244  $ 11,990


Included in current
 liabilities

Reserve for pending
  claims and litigation  $  6,060  $  6,523  $  5,107  $   (288) $  7,188

Restructuring reserve           0  $  9,864  $  2,221  $      0  $  7,643

Other reserves                  0  $  1,221  $    339  $    915  $  1,797

Reserve for self-insured
  programs               $  4,653  $ 11,432  $  8,659  $    115  $  7,541


Included in long-term
 liabilities

Reserve for pending
  claims and litigation  $  2,257  $  7,790  $    842  $    279  $  9,484

Other reserves                  0  $    951         0  $    771  $  1,722

Reserve for self-insured
  programs               $  4,867         0         0         0  $  4,867

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         AMERON, INC.


                         By: /s/ JAVIER SOLIS
                             _______________________________________________
                             Javier Solis, Senior Vice President & Secretary
Date:  February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-13-96     /s/ JAMES S. MARLEN
                  ____________________________________   Director, Chairman of the Board,
                  James S. Marlen                        President and Chief Executive
                                                         Officer (Principal Executive
                                                         Officer)

Date: 2-13-96     /s/ GARY WAGNER
                  ____________________________________   Senior Vice President & Chief
                  Gary Wagner                            Financial Officer, Treasurer
                                                         (Principal Financial & Accounting
                                                         Officer)

Date: 2-16-96     /s/ DONALD H. ALBRECHT
                  ____________________________________   Director
                  Donald H. Albrecht

Date: 2-15-96     /s/ VICTOR K. ATKINS
                  ____________________________________   Director
                  Victor K. Atkins

Date: 2-16-96     /s/ STEPHEN W. FOSS
                  ____________________________________   Director
                  Stephen W. Foss

Date: 2-15-96     /s/ A. FREDERICK GERSTELL
                  ____________________________________   Director
                  A. Frederick Gerstell

Date: 2-15-96     /s/ J. MICHAEL HAGAN
                  ____________________________________   Director
                  J. Michael Hagan

Date: 2-22-96     /s/ JOHN F. KING
                  ____________________________________   Director
                  John F. King

Date: 2-16-96     /s/ ALAN L. OCKENE
                  ____________________________________   Director
                  Alan L. Ockene

Date: 2-16-96     /s/ RICHARD J. PEARSON
                  ____________________________________   Director
                  Richard J. Pearson

Date: 2-19-96     /s/ F. H. FENTENER VAN VLISSINGEN
                  ____________________________________   Director
                  F. H. Fentener van Vlissingen
