Form 10-K405/A
period 1995-11-30
AMERON INC/DE
filed 1996-03-07
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                   FORM 10-K/A

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

                                 Amendment No. 1
                                   Form 10-K/A

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1995 as set forth in the pages attached hereto:


             Item 6 - Selected Financial Data

             Exhibit 23 - Consent of Independent Public Accountants


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERON, INC.




                              By /s/ Javier Solis
                                 -----------------------------------------------
                                 Javier Solis, Senior Vice President & Secretary



March 7, 1996