Form 10-Q
period 1996-02-29
AMERON INC/DE
filed 1996-04-15
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 1996

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,960,670 on March 29, 1996. No other class of Common Stock exists.












                                     Page 1
                                  AMERON, INC.
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             9


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     11

  Item 4.   Submission of Matters to a Vote of Security Holders       11

  Item 6.   Exhibits and Reports on Form 8-K                          12


SIGNATURE PAGE                                                        13



























                                    Page 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                       Ameron, Inc. and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                                       Three Months Ended
                                                       -------------------
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                       --------   --------
Net Sales                                              $111,752   $ 98,031
Cost of Sales                                            86,389     74,426
                                                       --------   --------
Gross Profit                                             25,363     23,605

Selling, General and
 Administrative Expenses                                 23,823     23,189
                                                       --------   --------
Operating Profit                                          1,540        416

Royalty, Equity and Other Income                          1,972      2,178
                                                       --------   --------
Income before Interest
 and Income Taxes                                         3,512      2,594

Interest Income                                              53         85

Interest Expense                                          2,834      3,020
                                                       --------   --------
Income (loss) before Income Taxes                           731       (341)

Provision (Benefit) for Income Taxes                        256       (457)
                                                       --------   --------
Net Income                                             $    475   $    116
                                                       ========   ========


Net Income per Share                                   $    .12   $    .03
                                                       ========   ========

Cash Dividends per Share                               $    .32   $    .32
                                                       ========   ========

Average Common and Equivalent
 Shares Outstanding                                    3,972,673  3,941,018
                                                       =========  =========

See accompanying notes to financial statements.







                                   Page 3
                       Ameron, Inc. and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                       Feb. 29,   Nov. 30,
                                                         1996       1995
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 11,680   $ 12,923
  Receivables, net                                       99,709    105,019
  Inventories                                            78,275     76,426
  Deferred income tax benefits                            7,315      7,315
  Prepaid expenses and other                              6,780      5,155
                                                       --------   --------
    Total current assets                                203,759    206,838
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         35,967     36,197
Property, Plant and Equipment, net                      113,862    114,116
Other Assets                                             19,496     14,230
                                                       --------   --------
Total Assets                                           $373,084   $371,381
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $  1,410   $  1,718
  Current portion of long-term debt                      17,786     17,803
  Trade payables                                         27,660     32,219
  Accrued liabilities                                    32,649     37,427
  Income taxes                                            2,190      3,213
                                                       --------   --------
    Total current liabilities                            81,695     92,380
Deferred Income Taxes                                     4,017      4,040
Long-term Debt, less current portion                    104,237     91,565
Other Long-term Liabilities                              48,639     48,824
                                                       --------   --------
  Total liabilities                                     238,588    236,809
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 3,959,795 shares at
    February 29, 1996 and 3,956,497 shares
    at November 30, 1995, net of treasury shares         12,832     12,823
  Additional paid-in capital                             15,442     15,322
  Retained earnings                                     146,196    146,987
  Cumulative foreign currency translation adjustment      2,805      2,219
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          134,496    134,572
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $373,084   $371,381
                                                       ========   ========

See accompanying notes to financial statements




                                 Page 4
                      Ameron, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Three Month Ended
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $    475   $    116
  Adjustments to reconcile to net cash
   provided by (used in) operating activities:
    Depreciation                                          4,154      3,842
    Equity in earnings of affiliated companies           (1,124)      (978)
    Dividends from affiliated companies                   1,832      2,680
    Other, net                                              168       (782)
  Changes in operating assets and liabilities:
    Change in receivables                                 5,264      3,547
    Change in inventories                                   767     (7,664)
    Change in other current assets                       (1,569)      (265)
    Change in trade payables and
     other current liabilities                          (10,382)   (11,139)
    Change in other assets and liabilities, net           1,889      9,082
                                                       --------   --------
      Net cash provided by (used in)
        operating activities                              1,474     (1,561)

Cash Flow from Investing Activities
   Proceeds from sale of assets                             194        176
   Additions to property, plant and equipment, and
    acquisition of Centron                              (13,460)    (6,280)
   Other                                                   (654)      (353)
                                                       --------   --------
     Net cash used in investing activities              (13,920)    (6,457)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                 (287)       -
  Issuance of debt                                       13,053     13,550
  Repayment of debt                                        (199)      (217)
  Dividends to common stockholders                       (1,266)    (1,261)
                                                       --------   --------
    Net cash provided by financing activities            11,301     12,072

Effect of Exchange Rate Changes
 on Cash and Equivalents                                    (98)       482
                                                       --------   --------
Net Change in Cash and Equivalents                       (1,243)     4,536
Beginning Cash and Equivalents Balance                   12,923      9,030
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 11,680   $ 13,566
                                                       ========   ========


See accompanying notes to financial statements



                                  Page 5
                      Ameron, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
                            February 29, 1996


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at February 29, 1996 and the consolidated results of operations for the three-month periods ended February 29, 1996 and February 28, 1995, and cash flows for the three-month periods ended February 29, 1996 and February 28, 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1995.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at February 29, 1996 and November 30, 1995 were comprised of the following (in thousands):

                                            Feb. 29,    Nov. 30,
                                              1996        1995
                                            --------    --------
       Finished products                    $ 36,901    $ 32,210
       Products in process                    22,192      26,128
       Materials and supplies                 19,182      18,088
                                            --------    --------
       Total Inventories                    $ 78,275    $ 76,426
                                            ========    ========



Note 3. Other Cash Flow Information:

                                                        Three Months Ended
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                       --------   --------

  Interest paid                                        $    598   $  3,427
                                                       ========   ========
  Income taxes paid                                    $  1,296   $  4,182
                                                       ========   ========


                                 Page 6
Note 4.  Affiliated Companies

Equity in earnings of affiliated companies is recognized in the Company's net income partly on a lag basis only to the extent that cash dividends are anticipated.

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                                                        Three Months Ended
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                       --------   --------
Net Sales                                              $ 11,648   $ 11,317

Gross Profit                                           $  3,036   $  2,430

Net Income (Loss)                                      $    334   $   (285)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three-month periods ended January 31, 1996 and 1995 and operating results for Ameron Saudi Arabia, Ltd. for the three-month periods ended December 31, 1995 and 1994.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                                                       Three Months Ended
                                                       Feb. 29,   Feb. 28,
                                                         1996       1995
                                                       --------   --------
Net Sales                                              $ 33,462   $ 30,094

Gross Profit                                           $  5,833   $  4,971

Net Income                                             $  1,744   $  1,655

Amounts shown above include operating results for Tamco for the three-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three-month periods ended December 31, 1995 and 1994.
















                                Page 7
Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of February 29, 1996 are as follows, U.S. Dollars in thousands:

                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves               $  (1,309)  $ (8,242)
  Employee benefits                                      (1,685)    (8,339)
  Accounts receivable                                    (1,481)       -
  Inventory                                              (2,728)       -
  Federal and State tax credits and
    loss carry forwards                                     -       (2,347)
  Miscellaneous                                            (112)      (224)
                                                       --------   --------
    Total Deferred Tax Asset                           $ (7,315)  $(19,152)
                                                       ========   ========

Deferred Tax Liabilities
  Investments                                          $    -     $  2,592
  Fixed Assets                                              -       20,577
                                                       --------   --------
    Total Deferred Tax Liability                       $    -     $ 23,169
                                                       ========   ========
































                                Page 8
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                      Ameron Inc. and Subsidiaries
                           February 29, 1996

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1995 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of operations and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1996, the Company generated $1.5 million of cash from operations. These funds, along with additional net borrowings of $12.6 million, were used for capital expenditures and the acquisition of Centron of $13.5 million and payment of common dividends of $1.3 million. Cash and cash equivalents at February 29, 1996 totaled $11.7 million, a decrease of $1.2 million from November 30, 1995.

The Company generated cash from operating activities during the first quarter of 1996 versus using cash during the prior year period because of lower receivable balances and reductions in inventory by ongoing businesses. Total inventory as shown on the consolidated balance sheets increased from year end due to the business acquisition.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment plus the acquisition of Centron, a manufacturer of fiberglass pipe for the worldwide oilfield market. Management estimates that capital spending by the Company during this fiscal year will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At February 29, 1996 the Company had approximately $68.7 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - First Quarter

The Company earned 12 cents per share on sales of $111.8 million for the first quarter of fiscal 1996, which compares favorably to earnings of 3 cents per share on sales of $98.0 million for the same period last year.

The quarterly improvement came primarily from increased deliveries of concrete and steel pipe to job sites in the western United States. The concrete and steel pipe business continued the strong pace begun in 1995.

Year-over-year sales and earnings also improved for Ameron's global protective coatings business, which is beginning to recover from the impact of higher raw material costs that affected the entire coatings industry in 1995. Higher sales volume and margins in Europe resulted from further diversification of the business into new markets in Eastern Europe and the former Soviet Union. Sales of Ameron's new PSX line of patented "engineered siloxane" products also continued to grow around the world.

Despite higher sales, overall earnings from Ameron's worldwide fiberglass pipe business were down somewhat because of continued market sluggishness in both the United States and Europe. This trend was offset somewhat by Centron International, the Texas-based oilfield pipe manufacturer acquired by Ameron in early January.

Results from Ameron Hawaii, the Company's construction products business, were substantially lower than last year due to the ongoing economic slowdown in the Islands. The weak economy has caused cancellation or postponement of several scheduled projects. Continued improvements in sales and earnings from the domestic pole products business partially offset the decline in Hawaii.




























                                Page 10
Part II. OTHER INFORMATION

  Item 2. Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees, and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $10.9 million of consolidated retained earnings was not restricted at February 29, 1996.


  Item 4. Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on March 25, 1996. Represented at the meeting, in person or by proxy, were 3,618,513 shares of common stock (91.5% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

     1.   Election of Directors

          The three nominees named in the Company's proxy statement, Messrs. Stephen W. Foss, James S. Marlen and Alan L. Ockene having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,605,164 votes.

          Other directors whose terms of office continued after the meeting are: A. Frederick Gerstell, J. Michael Hagan, John F. King, Richard J. Pearson and F. H. Fentener van Vlissingen.

     2.   Proposal to Ratify the Appointment of Auditors

          3,605,164 shares (99.6% of the shares represented at the meeting or 91.1% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Arthur Andersen & Co. as independent public accountants of the Company for fiscal year 1996. Of the shares represented at the meeting, 7,856 shares (0.2%) voted against the proposal and 5,493 shares (0.2%) abstained from voting on this matter.

     3. Proposal to Approve An Amendment to the Certificate of Incorporation to Change the Company Name to Ameron International Corporation.

          3,372,034 shares (93.2% of the shares represented at the meeting or 85.2% of the shares outstanding) voted in favor of the proposal to approve an amendment to the Certificate of Incorporation to change the Company name to Ameron International Corporation. Of the shares represented at the meeting, 185,371 shares (5.1%) voted against this proposal and 61,108 shares (1.7%) abstained from voting on this matter.








                                Page 11
     4. Stockholder Proposal Regarding Director Compensation to be Partially in the Form of Stock

          416,061 shares (13.5% of the shares represented and voted at the meeting on this proposal or 10.5% of the shares outstanding) voted in favor of the proposal regarding director compensation to be partially in the form of stock. Of the shares represented and voted on this proposal, 2,582,824 shares (84.0%) voted against this proposal and 77,471 shares (2.5%) abstained from voting on this matter. 542,157 shares represented at the meeting were broker non-votes and as such were not included in the vote totals and therefore had no effect on the vote.

     5.   Stockholder Proposal Regarding Elimination of Classified Board

          1,273,988 shares (43.1% of the shares represented and voted on this proposal at the meeting or 32.2% of the shares outstanding) voted in favor of the proposal to eliminate a classified Board. Of the shares represented and voted on this proposal, 1,477,232 shares (50.0%) voted against this proposal and 203,467 shares (6.9%) abstained from voting on this matter. 663,826 shares represented at the meeting were broker non-votes and as such were not included in the vote totals and therefore had no effect on the vote.


  Item 6.  Exhibits and Reports on Form 8-K

          A report on Form 8-K was filed on January 8, 1996 related to a news release disclosing the Company's acquisition of Centron
          Corporation.

          A report on Form 8-K was filed on January 31, 1996 related to a news release disclosing the Company's financial results for the fiscal year ended November 30, 1995.


























                                Page 12


                                 SIGNATURE PAGE




















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron, Inc.
                                        Date:  April 12, 1996

                                        /s/ Gary Wagner
                                        _______________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer