Form 10-Q
period 1996-05-31
AMERON INC/DE
filed 1996-07-05
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1996

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934



    For the transition period from...............to..................


                      Commission File No.  1 - 9102

                     AMERON INTERNATIONAL CORPORATION
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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,964,037 on June 30, 1996. No other class of Common Stock exists.











                                     Page 1
                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             9


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     11

  Item 6.   Exhibits and Reports on Form 8-K                          11


SIGNATURE PAGE                                                        12





























                                    Page 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended     Six Months Ended
                                          May 31,                May 31,
                                     ------------------    ------------------
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
Net Sales                            $120,632  $118,526    $232,384  $216,557
Cost of Sales                          89,780    88,963     176,169   163,389
                                     --------  --------    --------  --------
Gross Profit                           30,852    29,563      56,215    53,168

Selling, General and
 Administrative Expenses               23,626    22,320      47,449    45,509
                                     --------  --------    --------  --------
Operating Profit                        7,226     7,243       8,766     7,659

Royalty, Equity and Other Income        2,132     1,589       4,104     3,767
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                       9,358     8,832      12,870    11,426

Interest Income                            48       145         101       230
Interest Expense                        2,714     3,137       5,548     6,157
                                     --------  --------    --------  --------
Income before Income Taxes              6,692     5,840       7,423     5,499

Provision for Income Taxes              2,342     1,838       2,598     1,382
                                     --------  --------    --------  --------
Net Income                           $  4,350  $  4,002    $  4,825  $  4,117
                                     ========  ========    ========  ========


Net Income per Share                 $   1.09  $   1.01    $   1.21  $   1.04
                                     ========  ========    ========  ========
Cash Dividends per Share             $    .32  $    .32    $    .64  $    .64
                                     ========  ========    ========  ========

Average Common and Equivalent
 Shares Outstanding                 3,978,323 3,946,426   3,978,323 3,946,426
                                    ========= =========   ========= =========


See accompanying notes to financial statements.








                                     Page 3

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                        May 31,   Nov. 30,
                                                         1996       1995
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 12,278   $ 12,923
  Receivables, net                                      100,222    105,019
  Inventories                                            76,352     76,426
  Deferred income tax benefits                            7,315      7,315
  Prepaid expenses and other                              5,363      5,155
                                                       --------   --------
    Total current assets                                201,530    206,838
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         35,391     36,197
Property, Plant and Equipment, net                      111,074    114,116
Other Assets                                             21,545     14,230
                                                       --------   --------
Total Assets                                           $369,540   $371,381
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $  1,715   $  1,718
  Current portion of long-term debt                      17,763     17,803
  Trade payables                                         25,496     32,219
  Accrued liabilities                                    34,330     37,427
  Income taxes                                            2,202      3,213
                                                       --------   --------
    Total current liabilities                            81,506     92,380
Deferred Income Taxes                                     3,685      4,040
Long-term Debt, less current portion                     98,327     91,565
Other Long-term Liabilities                              49,966     48,824
                                                       --------   --------
  Total liabilities                                     233,484    236,809
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 3,963,837 shares at
    May 31, 1996 and 3,956,497 shares
    at November 30, 1995, net of treasury shares         12,842     12,823
  Additional paid-in capital                             15,574     15,322
  Retained earnings                                     149,278    146,987
  Cumulative foreign currency translation adjustment      1,141      2,219
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          136,056    134,572
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $369,540   $371,381
                                                       ========   ========

See accompanying notes to financial statements




                                    Page 4
            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $  4,825   $  4,117
  Adjustments to reconcile to net cash
   provided by (used in) operating activities:
    Depreciation                                          8,167      7,828
    Equity in earnings of affiliated companies           (1,207)    (1,695)
    Dividends from affiliated companies                   1,807      3,480
    Other, net                                              306       (887)
  Changes in operating assets and liabilities:
    Change in receivables                                 4,637     (7,204)
    Change in inventories                                 2,245    (12,642)
    Change in other current assets                         (185)      (119)
    Change in trade payables and
     other current liabilities                          (10,451)   (12,904)
    Change in other assets and liabilities, net           1,488        829
                                                       --------   --------
      Net cash provided by (used in)
        operating activities                             11,632    (19,197)

Cash Flow from Investing Activities
   Proceeds from sale of assets                             486        460
   Additions to property, plant and equipment, and
    acquisition of Centron                              (16,207)    (9,223)
   Other                                                 (1,090)    (1,052)
                                                       --------   --------
     Net cash used in investing activities              (16,811)    (9,815)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                   32       (953)
  Issuance of debt                                        7,605     26,775
  Repayment of debt                                        (392)      (397)
  Dividends to common stockholders                       (2,534)    (2,523)
  Issuance of common stock                                   83         -
                                                       --------   --------
    Net cash provided by financing activities             4,794     22,902

Effect of Exchange Rate Changes
 on Cash and Equivalents                                   (260)       438
                                                       --------   --------
Net Change in Cash and Equivalents                         (645)    (5,672)
Beginning Cash and Equivalents Balance                   12,923      9,030
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 12,278   $  3,358
                                                       ========   ========


See accompanying notes to financial statements




                                     Page 5
             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                               May 31, 1996


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at May 31, 1996 and the consolidated results of operations for the three- and six-month periods ended May 31, 1996 and 1995, and cash flows for the six-month periods ended May 31, 1996 and 1995.
Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1995.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at May 31, 1996 and November 30, 1995 were comprised of the following (in thousands):

                                             May 31,    Nov. 30,
                                              1996        1995
                                            --------    --------
       Finished products                    $ 37,069    $ 32,210
       Products in process                    20,305      26,128
       Materials and supplies                 18,978      18,088
                                            --------    --------
       Total Inventories                    $ 76,352    $ 76,426
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
  Interest paid                                        $  4,922   $  4,894
                                                       ========   ========
  Income taxes paid                                    $  3,949   $  3,347
                                                       ========   ========


                                     Page 6
Note 4.  Affiliated Companies

Equity in earnings of affiliated companies is recognized in the Company's net income partly on a lag basis only to the extent that cash dividends are anticipated.

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                               Three Months Ended       Six Months Ended
                                    May 31,                  May 31,
                              -------------------      -------------------
                                1996       1995          1996       1995
                              --------   --------      --------   --------
Net Sales                     $ 10,781   $ 10,009      $ 22,429   $ 21,326

Gross Profit                  $  3,123   $  1,957      $  6,159   $  4,387

Net Income (Loss)             $   (133)  $   (430)     $    (45)  $   (715)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and six-month periods ended April 30, 1996 and 1995 and operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1996 and 1995.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                               Three Months Ended       Six Months Ended
                                    May 31,                  May 31,
                              -------------------      -------------------

                                1996       1995          1996       1995
                              --------   --------      --------   --------
Net Sales                     $ 38,136   $ 32,260      $ 71,598   $ 62,354

Gross Profit                  $  3,993   $  5,311      $  9,826   $ 10,282

Net Income                    $    443   $  1,732      $  2,187   $  3,387

Amounts shown above include operating results for Tamco for the three- and six-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1996 and 1995.
















                                    Page 7
Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of May 31, 1996 are as follows, U.S. Dollars in thousands:

                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves               $  (1,309)  $ (8,290)
  Employee benefits                                      (1,683)    (8,644)
  Accounts receivable                                    (1,445)       -
  Inventory                                              (2,728)       -
  Federal and State tax credits and
    loss carryovers                                         -       (2,347)
  Miscellaneous                                            (150)      (699)
                                                       --------   --------
    Total Deferred Tax Asset                           $ (7,315)  $(19,980)
                                                       ========   ========

Deferred Tax Liabilities
  Investments                                          $    -     $  3,000
  Fixed Assets                                              -       20,665
                                                       --------   --------
    Total Deferred Tax Liability                       $    -     $ 23,665
                                                       ========   ========
































                                    Page 8
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

          Ameron International Corporation and Subsidiaries
                           May 31, 1996

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1995 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended May 31, 1996, the Company generated $11.6 million of cash from operations. These funds, along with additional net borrowings of $7.2 million, were used for capital expenditures and the acquisition of Centron of $16.2 million and payment of common dividends of $2.5 million. Cash and cash equivalents at May 31, 1996 totaled $12.3 million, a decrease of $645,000 from November 30, 1995.

The Company generated cash from operating activities during the first half of fiscal 1996 versus using cash during the prior year period because of lower receivable balances and reductions in inventory by ongoing businesses. Total inventory as shown on the consolidated balance sheets was about even with the balance at November 30, 1995 due to the business acquisition.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment plus the acquisition of Centron, a manufacturer of fiberglass pipe for the worldwide oilfield market. Management estimates that capital expenditures by the Company during this fiscal year will be between $15.0 and $25.0 million. Capital expenditures and acquisitions will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At May 31, 1996 the Company had approximately $83.1 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.












                                 Page 9
RESULTS OF OPERATIONS - SECOND QUARTER

The Company earned $1.09 per share on sales of $120.6 million during the second quarter of fiscal 1996, which compares favorably to earnings of $1.01 per share on sales of $118.5 million during the prior year period.

The quarterly improvement resulted partly from significantly higher sales and earnings by the Company's concrete and steel pipe operations in the western United States. Demand remains strong as water agencies undertake long-term aqueduct expansion.

The Company's worldwide protective coatings business reported about even sales, but higher earnings for the quarter. Results from European operations continued to improve.

Sales were up for the Company's worldwide fiberglass pipe business and earnings improved slightly versus the prior year quarter. Positive contributions came from operations in Singapore and the United States - including Centron International, a Texas-based oilfield pipe manufacturer acquired by the Company in January. Delayed orders continued to hamper European operations.

Results from Ameron Hawaii, the Company's construction products business, continue to be substantially lower than last year because of unfavorable economic conditions in the Islands. Work was recently postponed on several residential subdivisions due to the weak economy.

The Company's lighting and traffic pole business posted quarterly results near last year's levels.


RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $1.21 per share on sales of $232.4 million during the first half of fiscal 1996, which compares favorably to earnings of $1.04 per share on sales of $216.6 million during the prior year period.

The improved results can be attributed primarily to continuing deliveries of concrete and steel pipe to jobsites in the western states. The concrete and steel pipe business continued the strong pace begun in 1995.

Earnings increased for the Company's global protective coatings business, which is recovering from the impact of higher raw material costs that affected the entire coatings industry in 1995. Higher sales volume and margins in Europe resulted from further diversification of the business into new markets. Sales of Ameron's new PSX line of patented "engineered siloxane" products also continued to grow worldwide.

The Company's worldwide fiberglass pipe business, including Centron International reported improved sales, but project delays and market sluggishness negatively impacted European operations.

Results from the construction products business in Hawaii continued to be substantially lower than in 1995 because of unfavorable economic conditions in the Islands. Sales and earnings from the domestic pole products business improved slightly for the year-to-date period.



                                    Page 10
Part II. OTHER INFORMATION

  Item 2. Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees, and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $13.0 million of consolidated retained earnings was not restricted at May 31, 1996.


  Item 6.  Exhibits and Reports on Form 8-K

          A report on Form 8-K was filed on April 16, 1996 related to a news release disclosing the Company's change of name from Ameron, Inc. to Ameron International Corporation.









































                                    Page 11
                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  July 3, 1996

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer






































                                    Page

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation

                                        Date:




                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer