Form 10-Q
period 1996-08-30
AMERON INC/DE
filed 1996-10-15
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended August 31, 1996

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,964,037 on September 30, 1996. No other class of Common Stock exists.










                                     Page 1
                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                         13

  Item 2.   Changes in Securities                                     13

  Item 6.   Exhibits and Reports on Form 8-K                          13


SIGNATURE PAGE                                                        14


























                                    Page 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended    Nine Months Ended
                                          August 31,           August 31,
                                     ------------------    ------------------
                                       1996      1995        1996      1995
                                     --------  --------    --------  --------
Net Sales                            $133,622  $137,421    $366,006  $353,978
Cost of Sales                          97,402   103,990     273,571   267,379
                                     --------  --------    --------  --------
Gross Profit                           36,220    33,431      92,435    86,599

Selling, General and
 Administrative Expenses               26,274    25,664      73,723    71,173
                                     --------  --------    --------  --------
Operating Profit                        9,946     7,767      18,712    15,426

Royalty, Equity and Other Income        1,590     1,796       5,694     5,563
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      11,536     9,563      24,406    20,989

Interest Income                            69        48         170       278
Interest Expense                        2,418     3,034       7,966     9,191
                                     --------  --------    --------  --------
Income before Income Taxes              9,187     6,577      16,610    12,076

Provision for Income Taxes              3,215     2,000       5,813     3,382
                                     --------  --------    --------  --------
Net Income                           $  5,972  $  4,577    $ 10,797  $  8,694
                                     ========  ========    ========  ========


Net Income per Share                 $   1.50  $   1.16    $   2.71  $   2.20
                                     ========  ========    ========  ========
Cash Dividends per Share             $    .32  $    .32    $    .96  $    .96
                                     ========  ========    ========  ========

Average Common and Equivalent
 Shares Outstanding                 3,977,481 3,951,549   3,977,481 3,951,549
                                    ========= =========   ========= =========


See accompanying notes to financial statements.







                                     Page 3

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                       Aug. 31,   Nov. 30,
                                                         1996       1995
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 49,440   $ 12,923
  Receivables, net                                      108,012    105,019
  Inventories                                            72,781     76,426
  Deferred income tax benefits                            7,315      7,315
  Prepaid expenses and other                              5,218      5,155
                                                       --------   --------
    Total current assets                                242,766    206,838
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         35,330     36,197
Property, Plant and Equipment, net                      114,418    114,116
Other Assets                                             18,536     14,230
                                                       --------   --------
Total Assets                                           $411,050   $371,381
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $  1,157   $  1,718
  Current portion of long-term debt                      17,782     17,803
  Trade payables                                         33,054     32,219
  Accrued liabilities                                    37,973     37,427
  Income taxes                                            2,009      3,213
                                                       --------   --------
    Total current liabilities                            91,975     92,380
Deferred Income Taxes                                     3,603      4,040
Long-term Debt, less current portion                    121,982     91,565
Other Long-term Liabilities                              51,635     48,824
                                                       --------   --------
  Total liabilities                                     269,195    236,809
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 3,964,037 shares at
    August 31, 1996 and 3,956,497 shares
    at November 30, 1995, net of treasury shares         12,842     12,823
  Additional paid-in capital                             15,579     15,322
  Retained earnings                                     153,982    146,987
  Cumulative foreign currency translation adjustment      2,231      2,219
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          141,855    134,572
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $411,050   $371,381
                                                       ========   ========

See accompanying notes to financial statements



                                    Page 4
            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                       Nine Months Ended
                                                           August 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $ 10,797   $  8,694
  Adjustments to reconcile to net cash
   provided by (used in) operating activities:
    Depreciation                                         12,509     11,906
    Equity in earnings of affiliated companies           (1,952)    (2,948)
    Dividends from affiliated companies                   2,740      4,847
    Other, net                                             (698)       440
  Changes in operating assets and liabilities:
    Change in receivables                                (2,888)   (19,207)
    Change in inventories                                 6,178    (12,993)
    Change in other current assets                          (52)       769
    Change in trade payables and
     other current liabilities                              606      3,734
    Change in other assets and liabilities, net           3,733      2,503
                                                       --------   --------
      Net cash provided by (used in)
        operating activities                             30,973     (2,255)

Cash Flow from Investing Activities
   Proceeds from sale of assets                             987        427
   Additions to property, plant and equipment, and
    acquisition of Centron                              (19,700)   (11,447)
   Other                                                 (1,959)    (1,857)
                                                       --------   --------
     Net cash used in investing activities              (20,672)   (12,877)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                 (541)    (1,249)
  Issuance of debt                                       56,706     23,809
  Repayment of debt                                     (26,085)    (4,603)
  Dividends to common stockholders                       (3,802)    (3,786)
  Issuance of common stock                                   88          9
                                                       --------   --------
    Net cash provided by financing activities            26,366     14,180

Effect of Exchange Rate Changes
 on Cash and Equivalents                                   (150)       282
                                                       --------   --------
Net Change in Cash and Equivalents                       36,517       (670)
Beginning Cash and Equivalents Balance                   12,923      9,030
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 49,440   $  8,360
                                                       ========   ========

See accompanying notes to financial statements

                                     Page 5
             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                            August 31, 1996


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited, however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at August 31, 1996 and the consolidated results of operations for the three- and nine-month periods ended August 31, 1996 and 1995, and cash flows for the nine-month periods ended August 31, 1996 and 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented, are not necessarily indicative of the results to be expected for the full year.

Certain prior year balances have been reclassified to conform with the current year presentation.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1995.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at August 31, 1996 and November 30, 1995 were comprised of the following (in thousands):

                                            Aug. 31,    Nov. 30,
                                              1996        1995
                                            --------    --------
       Finished products                    $ 37,652    $ 32,210
       Products in process                    18,999      26,128
       Materials and supplies                 16,130      18,088
                                            --------    --------
       Total Inventories                    $ 72,781    $ 76,426
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                        Nine Months Ended
                                                            August 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------

  Interest paid                                        $  5,391   $  9,187
                                                       ========   ========
  Income taxes paid                                    $  7,438   $  8,198
                                                       ========   ========

                                     Page 6
Note 4.  Affiliated Companies

Equity in earnings of affiliated companies is recognized in the Company's net income partly on a lag basis only to the extent that cash dividends are anticipated.

Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow, U.S. dollars in thousands:

                               Three Months Ended       Nine Months Ended
                                   August 31,               August 31,
                              -------------------      -------------------
                                1996       1995          1996       1995
                              --------   --------      --------   --------
Net Sales                     $ 10,763   $ 10,456      $ 33,192   $ 31,782

Gross Profit                  $  2,595   $  1,919      $  8,754   $  6,306

Net Loss                      $   (491)  $ (1,128)     $   (536)  $ (1,843)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and nine-month periods ended July 31, 1996 and 1995 and operating results for Ameron Saudi Arabia, Ltd. for the three- and nine-month periods ended June 30, 1996 and 1995.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow, U.S. dollars in thousands:

                               Three Months Ended       Nine Months Ended
                                   August 31,               August 31,
                              -------------------      -------------------
                                1996       1995          1996      1995
                              --------   --------      --------   --------
Net Sales                     $ 43,417   $ 40,155      $115,015   $102,509

Gross Profit                  $  8,936   $  6,402      $ 18,762   $ 16,684

Net Income                    $  4,171   $  2,170      $  6,358   $  5,557

Amounts shown above include operating results for Tamco for the three- and nine-month periods stated, and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1996 and 1995.

Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of August 31, 1996 are as follows, U.S. Dollars in thousands:
                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves                $  1,309   $  8,290
  Employee benefits                                       1,683      8,644
  Accounts receivable                                     1,445        -
  Inventory                                               2,728        -
  Federal and State tax credits and
    loss carryovers                                         -        2,347
  Miscellaneous                                             150        781
                                                       --------   --------
    Total Deferred Tax Asset                              7,315     20,062

Deferred Tax Liabilities
  Investments                                               -       (3,000)
  Fixed Assets                                              -      (20,665)
                                                       --------   --------
    Total Deferred Tax Liability                            -      (23,665)
                                                       --------   --------
         Net Deferred Tax Asset (Liability)            $  7,315   $ (3,603)
                                                       ========   ========
Note 6. Debt

At August 31, 1996 and November 30, 1995, the Company's long-term debt consisted of the following, U.S. Dollars in thousands:

                                                       Aug. 31,   Nov. 30,
                                                         1996       1995
                                                       --------   --------
Unsecured notes payable to insurance companies:
  8.63% payable in annual installments of $5,000,
    plus accrued interest                              $ 15,000   $ 15,000
  9.79% payable in annual installments of $12,000,
    plus accrued interest                                60,000     60,000
  7.92% payable in annual installments of $8,333
    commencing in 2001, plus accrued interest            50,000        -
Variable-rate unsecured bank revolving credit
  facilities (approximately 4.5% at August 31, 1996) 5,810 29,148 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual installments of approximately $782
  plus accrued interest through 2002
  (3.51% at August 31, 1996)                              4,498      5,220
Variable-rate Industrial Development Bonds, Payable
  in 2016 (3.60% at August 31, 1996)                      4,456        -
                                                       --------   --------
                                                        139,764    109,368
  Less - Current portion                                 17,782     17,803
                                                       --------   --------
                                                       $121,982   $ 91,565
                                                       ========   ========

Note 7.  Contingencies

Please refer to Part II, Other Information, Item I, Legal Proceedings.

Note 8.  Subsequent Events

On August 7, Ameron entered into an agreement to acquire the worldwide Devoe marine coatings business of Imperial Chemical Industries, PLC (ICI). The North American portion of that acquisition was completed in early September. The remainder of the acquisition is expected to be completed in late October. Purchased tangible assets will consist mainly of inventories and receivables. Any amount of the purchase price greater than the fair market value of the tangible assets will be allocated to intangible assets and amortized over their economic lives, not to exceed 40 years. The acquistion will be accounted for as a purchase and the results of operations of the acquired business will be included in the Company's consolidated financial statements commencing September 1996.

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                        August 31, 1996


INTRODUCTION
Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1995 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended August 31, 1996, the Company generated $31.0 million of cash from operations. These funds were used for capital expenditures and the acquisition of Centron of $19.7 million and the payment of common dividends of $3.8 million. Cash and cash equivalents at August 31, 1996 totaled $49.4 million, an increase of $36.5 million from November 30, 1995. The significant increase in cash occurred as a result of the Company issuing $50 million of long-term notes just prior to the close of the third quarter (see below).

The Company generated cash from operating activities during the nine months ended August 31, 1996 versus using cash during the prior year period. This was the result of improved earnings versus last year, a reduction in inventory as opposed to an increase in 1995 and a smaller increase in receivables as compared to the prior year. Receivables and inventories increased significantly in 1995 due to the level of sales growth. The growth in receivables decreased in 1996
reflecting lower overall sales growth.   Inventories declined in 1996 due to
timing of deliveries.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment plus the acquisition of Centron, a manufacturer of fiberglass pipe for the worldwide oilfield market. Management estimates that capital expenditures by the Company during the fiscal year will be between $15.0 and $30.0 million. Capital expenditures and acquisitions will be funded from existing cash balances, cash generated from operations and existing lines of credit.

On August 7, Ameron entered into an agreement to acquire the worldwide Devoe marine coatings business of Imperial Chemical Industries, PLC (ICI). The North American portion of that acquisition was completed in early September. The remainder of the acquisition is expected to be completed in late October. In addition, Ameron will manufacture and sell Devoe coatings to industrial maintenance markets in Europe, the Middle East and parts of Africa. The total Devoe business being acquired by Ameron generated sales of approximately $50 million in 1995.






                                 Page 10
During the quarter the Company obtained financing from the Industrial Development Corporation of Mineral Wells, TX to fund the purchase, construction and equipping of facilities related to the Company's acquisition of Centron. A total of $7.2 million is available at a variable interest rate with final maturity in the year 2016. Also, late in the third quarter the Company completed a $50 million private placement with two insurance companies. The final maturity of the loan is ten years with an interest rate of 7.92%. Proceeds from the loan will be used for acquisitions, capital expenditures and the repayment of other debt. At August 31, 1996 the Company had approximately $115.8 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

In June of 1996 a settlement of the previously reported litigation with the City & County of San Francisco was reached by the Company. Refer to Part II, Item I., Legal Proceedings.


RESULTS OF OPERATIONS - THIRD QUARTER

Ameron International Corporation achieved especially strong third-quarter earnings: $1.50 per share on sales of $134 million, compared to $1.16 per share on sales of $137 million for the similar period in 1995. Sales last year were higher due mainly to the commencement of deliveries to the Los Vaqueros project in Northern California, the largest concrete pipe project in the Company's history. In addition, sales of construction products in Hawaii were lower this year, however these reductions were partially offset by increased sales of fiberglass pipe and protective coatings. Despite slightly lower sales, operating profit and net income improved over the prior year quarter, reflecting significantly improved profitability in the concrete and steel pipe, protective coatings and fiberglass pipe businesses.

Quarterly earnings were up sharply for Ameron's domestic concrete and steel pipe operations. Demand for water transmission piping remains strong. Adding to the results were significant improvements in manufacturing due to an ongoing total quality management program.

Ameron's worldwide protective coatings business also had higher sales and significantly improved income. Operations in the United States, Europe and Hong Kong all reported increased earnings. Operating results were positively influenced by product streamlining and higher manufacturing yields in both the United States and Europe.

Ameron's worldwide fiberglass pipe business reported appreciable improvements in sales and earnings for the quarter, primarily because of positive performance by U.S. operations.

While still quite profitable, Ameron Hawaii, the construction products business, continued to report substantially lower sales and earnings than in 1995 because of the ongoing economic slowdown in the Islands. Results from Ameron's domestic pole products business were slightly lower for the quarter.




                                 Page 11


RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $2.71 per share on sales of $366 million during the nine months ended August 31, 1996, which compares favorably to earnings of $2.20 per share on sales of $354 million during the prior year period.

The improved results can be attributed to continuing deliveries of concrete and steel pipe to jobsites in the western states. Demand for water transmission piping remains strong in the western United States as water agencies continue long-term expansion of water transmission pipelines. This increased demand coupled with manufacturing cost reductions and improved efficiencies has had a favorable impact on this segment's margins.

Sales and earnings increased for the Company's global protective coatings business, which was severely impacted last year by higher raw material costs that affected the entire coatings industry. Increased sales and production volume coupled with product streamlining had a favorable impact this year on earnings in both the United States and Europe. Sales of Ameron's PSX line of patented "engineered siloxane" products continued to grow worldwide.

The Company's worldwide fiberglass pipe business posted higher sales and earnings as compared to last year due principally to positive results by U.S. operations. However, European results, which were impacted by project delays and market sluggishness were down from last year.

Results from the construction products business in Hawaii continued to be substantially lower than in 1995. Sales and earnings from the pole products business improved slightly for the year-to-date period.

Net interest expense for the nine-month period was lower than the same period last year due primarily to reduced borrowing levels. Interest expense will increase in the fourth quarter of fiscal 1996 as compared to the first three quarters as a result of the $50 million loan obtained by the Company as disclosed above.






















                                    Page 12
Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings

          As previously reported, in July 1992 the Company was served with a complaint in an action brought by the City and County of San Francisco in Superior Court of the State of California against the Company and two co-defendants, in connection with a pipeline referred to as the San Andreas Pipeline No. 3, a water transmission pipeline, which was installed between 1980 and 1982. The Company furnished the pipe used in that pipeline. The amounts claimed by the plaintiff were substantial. In June of 1996 a settlement of this litigation was reached by the Company. The terms of this settlement were considered by management to be favorable to the Company, and did not have a material effect on the Company's financial position or its results of operations.

  Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees, and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $17.4 million of consolidated retained earnings was not restricted at August 31, 1996.


  Item 6.  Exhibits and Reports on Form 8-K

          A report on Form 8-K was filed on June 28, 1996, related to a news release disclosing the Company's financial results for the second quarter, which ended May 31, 1996.

          A report on Form 8-K was filed on August 9, 1996, related to a news release announcing that the Company signed an agreement to acquire the Devoe marine coatings business from Imperial Chemical Industries, PLC.





















                                    Page 13
                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: October 14, 1996

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
























































                                 Page 14