Form 10-K405/A
period 1995-11-30
AMERON INC/DE
filed 1996-11-27
CIK 790730

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 2
                                  FORM 10-K/A-2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S 1995 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS (PART III)

                                 Amendment No. 2
                                  Form 10-K/A-2

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended November 30, 1995 as set forth in the pages attached hereto:


            ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMERON INTERNATIONAL CORPORATION




                              By /s/ Gary Wagner
                                 -----------------------------------------------
                                 Gary Wagner,
                                 Senior Vice President &
                                 Chief Financial Officer, Treasurer
                                 November 27, 1996




ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements, the report thereon of Arthur Andersen LLP dated January 19, 1996 and Notes to Consolidated Financial Statements comprising pages 39 through 51 of the Annual Report, are incorporated herein by reference.


                       Report of Independent Auditors

Shareholders and Board of Directors
Gifford-Hill-American Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Gifford-Hill-American Holdings, Inc. and subsidiary (the Company) as of June 30, 1995 and 1994, and the related consolidated statements of operations and retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gifford-Hill-American Holdings, Inc. and subsidiary at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             	Ernst & Young LLP


August 21, 1995