Form 10-K
period 1996-11-30
AMERON INTERNATIONAL CORP
filed 1997-02-28
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 1996                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission file number 1-9102

                        AMERON INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                              77-0100596
      (State of Incorporation)          (I.R.S. Employer Identification No.)

                           245 South Los Robles Avenue
                               Pasadena, CA 91101
              (Address and Zip Code of principal executive offices)


       Registrant's telephone number, including area code:  (818) 683-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                       Name of each exchange
        Title of each class                             on which registered
    ----------------------------                      -----------------------
    Common Stock $2.50 par value                      New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  x  No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The Registrant estimates that as of February 11, 1997 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $179 million.

     On February 11, 1997 there were 4,001,037 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  PORTIONS OF AMERON'S 1996 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II
    AND IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                     PART I
                        AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1996. All references to the "Annual Report" pertain to the Company's 1996 Annual Report to Stockholders.


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

     In 1996, the Company's name was changed to Ameron International Corporation in order to better reflect its expanded, global focus. Also in 1996, the Company acquired assets of Centron, a leading manufacturer of fiberglass pipe for the worldwide oil field market. In late 1996, the Company acquired the worldwide Devoe marine coatings business of Imperial Chemical Industries PLC.

     Further details or commentary on the year's operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(B)  FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

     The information contained in Notes (1), (6) and (18) of Notes to Consolidated Financial Statements on pages 44, 45, 50, 52 and 53 of the Annual Report is incorporated herein by reference.

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

            b) The Fiberglass Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in Texas and South Carolina, by its wholly-owned domestic subsidiary, Centron International Inc., at its plant in Texas, by wholly-owned subsidiaries in The Netherlands and Singapore, and by a jointly-owned affiliate in Saudi Arabia.

            c) The Concrete & Steel Pipe Group supplies products and services used in the construction of pipeline facilities for various utilities. Six plants are located in three of the continental western states. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies whose activities are not reflected in the amounts reported for this industry segment. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based on quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

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

               (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and nine times annually. Average days' sales in accounts receivable range between 36 and 97 for all segments.

                (v) The value of backlog orders at November 30, 1996 and 1995 by industry segment is shown below. A substantial portion of the November 30, 1996 backlog is expected to be billed and recorded as sales during the fiscal year 1997.

                    Industry Segment                    1996      1995
                    ----------------                  --------  --------
                                                          (in thousands)

            Protective Coatings Group                 $ 10,291  $  6,139
            Fiberglass Pipe Group                       19,819    20,691
            Concrete & Steel Pipe Group                 59,718    96,864
            Construction & Allied Products Group        14,978    15,581
                                                      --------  --------
                 Total                                $104,806  $139,275
                                                      ========  ========

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

     d) At year-end the Company and its consolidated subsidiaries employed approximately 2,611 persons. Of those, approximately 1,080 were covered by labor union contracts, and there are six separate bargaining agreements subject to renegotiation in 1997. Management does not presently anticipate a strike or other labor disturbance in connection with renegotiation of these agreements; however, the possibility of such an occurrence exists.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (6) and (18) of Notes to Consolidated Financial Statements on pages 45, 50, 52 and 53 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from domestic operations during the last three fiscal years were:

                                         In thousands
                                         ------------
                         1996               $30,980
                         1995                15,552
                         1994                13,648


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

INDUSTRY SEGMENT - GROUP
------------------------

     Division - Location                                             Description
     -------------------                                             -----------

PROTECTIVE COATINGS GROUP

  Protective Coatings division - USA
     Brea, CA                                                 Office, Laboratory
     Little Rock, AR                                               Office, Plant

  Ameron B.V.
     Geldermalsen, The Netherlands                                 Office, Plant


FIBERGLASS PIPE GROUP

  Fiberglass Pipe division - USA
     Houston, TX                                                        * Office
     Burkburnett, TX                                               Office, Plant
     Spartanburg, SC                                                       Plant

  Centron International, Inc.                                      Office, Plant
     Mineral Wells, TX

  Ameron B.V.
     Geldermalsen, The Netherlands                                 Office, Plant

  Ameron (Pte) Ltd.
     Singapore                                                    *Office, Plant

CONCRETE AND STEEL PIPE GROUP

  Southern division
     Rancho Cucamonga, CA                                                *Office
     Etiwanda, CA                                                          Plant
     Fontana                                                      *Office, Plant
     Lakeside, CA                                                          Plant
     Phoenix, AZ                                                   Office, Plant

  Northern division
     Tracy, CA                                                     Office, Plant
     Portland, OR                                                  Office, Plant

  Protective Linings division
     Brea, CA                                                      Office, Plant

  Fabrication Plant
     South Gate, CA                                                Office, Plant

  American Pipe & Construction International
     Bogota, Colombia                                              Office, Plant
     Cali, Colombia                                                        Plant

CONSTRUCTION & ALLIED PRODUCTS GROUP

  Hawaii division
     Honolulu, Oahu, HI                                           *Office, Plant
     Kailua, Oahu, HI                                             *Plant, Quarry
     Barbers Point, Oahu, HI                                               Plant
     Puunene, Maui, HI                                    *Office, Plant, Quarry

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

In July 1992 the Company was served with a complaint in an action brought by the City & County of San Francisco in Superior Court of the State of California against the Company and two co-defendants, in connection with a pipeline referred to as San Andreas Pipeline No. 3, a water transmission pipeline which was installed between 1980 and 1982. The Company furnished the pipe used in that pipeline. Plaintiff alleged that the pipeline was defective. The amounts claimed by plaintiff were substantial. In June of 1996 a settlement of this litigation was reached by the Company. The terms of that settlement were considered by management to be favorable to the Company, and did not have a material effect on the Company's financial position or its results of operations.

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)


ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1996 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

         NAME            AGE           TITLE AND YEAR ELECTED AS OFFICER
----------------------   ---   ------------------------------------------------

George J. Fischer        62    Senior Vice President, Human Resources      1992

Raymond E. Foscante      54   Senior Vice President, Technology and
                              Business Development                         1996

Javier Solis             50   Senior Vice President of Administration,
                              Secretary & General Counsel                  1984

S. Daniel Stracner       50   Vice President, Communications &
                              Public Affairs                               1993

Gary Wagner              45   Senior Vice President & Chief Financial
                              Officer, Treasurer                           1990

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 11, 1997, there were 1,723 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low sales prices of the Company's Common Stock during that period are set out under the caption Per Share Data shown on page 50 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (12) of Notes to Consolidated Financial Statements on page 48 of the Annual Report, which is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 34 of the Annual Report, which information is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item with respect to fiscal years 1996 and 1995 is shown under Ameron 1996 Financial Review on pages 35-38 of the Annual Report, which information is incorporated herein by reference. The information required for 1994 is as follows:

Results of Operations: 1994 Compared with 1993

GENERAL. Ameron earned $2.75 per share ($10.8 million after taxes) on sales of $417.7 million for 1994, compared to a net loss of $6.28 per share (loss of $24.3 million after taxes) in 1993 on sales of $453.4 million. During 1993, Ameron recognized costs totaling $45.8 million ($31.5 million after taxes) associated with a comprehensive restructuring of the Company. Excluding the after-tax effect of restructuring charges, earnings per share for 1993 would have been $1.87. During 1994, a non-strategic steel fabrication subsidiary in Colombia was sold as part of the restructuring program; the sale resulted in a net after-tax gain of $1.8 million or $.46 per share. Adjusting for the gain on the sale of this subsidiary, earnings per share for 1994 were $2.29, a 22% increase over equivalent 1993 earnings of $1.87 per share.

The earnings improvement was due principally to the positive impact of the restructuring on Ameron's business segments, as well as continued growth of the Protective Coatings business and the Construction & Allied Products segment. The Concrete & Steel Pipe business had lower earnings as a result of project delays, and the Fiberglass Pipe business declined because of completion of major fiberglass pipe projects in North Africa during 1993.

SALES. Compared to 1993, sales declined $35.7 million or 8% in 1994, primarily because of completion of major fiberglass pipe projects in North Africa; lower shipments of protective coatings from Ameron B.V., the Company's subsidiary in The Netherlands; and project delays in California that reduced shipments of concrete and steel pipe. The sales decline was offset partially by stronger Protective Coatings sales in the United States and improved market penetration by the Pole Products business within the Construction & Allied Products Group.

Total Protective Coatings sales were $134.2 million in 1994, compared to $137.8 million in 1993. The modest decline of $3.6 million reflects relatively flat market conditions in Europe at the time and lower shipments to North Africa. Sales of industrial coatings and product finishes in the United States reached record high levels in 1994. The favorable sales performance resulted in part from the successful introduction of PSX, Ameron's proprietary new polysiloxane technology. Also contributing were market share gains in product finishes for the original equipment manufacturer market and several large protective coatings projects.

Total Fiberglass Pipe segment sales were $66.2 million in 1994, compared with $92.9 million in 1993. The sales decrease ($26.7 million) was attributable to the completion of several major crude oil projects in North Africa in 1993. Sales in the United States were down in 1994, mostly due to the general softness in oilfield markets and reduced demand for fuel-handling systems used for service station rehabilitation.

Concrete & Steel Pipe segment sales totaled $101.6 million in 1994, compared to $110.3 million in 1993. The sales decline ($8.7 million) occurred primarily because of delivery delays on several major projects in California

Construction & Allied Products sales totaled $115.6 million in 1994, compared with $112.4 million in 1993. The main reason for the $3.2 million increase was sales growth achieved by the Pole Products business, which more than offset a slight sales decline at the Company's Hawaiian operations. The growth in the Pole Products business was due to market share gains in the steel pole product line for traffic and street lighting applications, generally stronger market demand and successful market expansion programs. Continued softness in the private construction sector accounted for the modest sales decline in Hawaii.

GROSS PROFIT. Gross profit margin of $104.0 million or 24.9% of sales in 1994 was lower than the $119.9 million or 26.4% of sales reported in 1993. The decline in gross profit ($15.9 million) in 1994 was due principally to the lower sales volume in 1994, particularly in the European Fiberglass Pipe operations. The lower gross profit margin rate resulted mainly from the completion of Fiberglass Pipe projects in North Africa that had favorably affected 1993 operations. The gross profit of the Concrete & Steel Pipe segment was unfavorably impacted by price competition, product mix and project delivery delays in California. Protective Coatings had a slightly lower gross profit margin due to product mix, while Construction & Allied Products had a higher gross profit margin because of productivity gains and favorable pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $86.8 million in 1994, compared with $115.4 million in 1993. The $28.6 million decrease was attributable to the significant reduction in the Company's overhead structure resulting from the comprehensive restructuring in 1993. In addition, charges to income for environmental and legal claims decreased $12.2 million in 1994 compared to 1993. In 1993 an additional $9.0 million was reserved for environmental and legal matters as part of the restructuring. The decrease in selling, general and administrative expenses also reflects reduced selling expenses as a result of lower sales volume.

RESTRUCTURING. During 1994, the Company disbursed approximately $3.5 million for plant consolidation and employee severance costs in connection with its 1993 restructuring plan.

GAIN ON THE SALE OF ASSETS. The gains from the sale of assets in 1994 were realized principally from the divestiture of a wholly-owned non-strategic steel fabrication subsidiary in Colombia.

OTHER INCOME. Equity in earnings of affiliated companies recorded in 1994 totaled $1.7 million, a slight decline from the amount recorded in 1993. Two affiliates, Gifford-Hill-American, Inc., a pressure pipe operation in

Texas, and Tamco, a steel mini-mill in Southern California, reported sizable improvements in sales and earnings in 1994. Sales and earnings of the Company's Saudi Arabian affiliates, Oasis-Ameron, Ltd., Bondstrand, Ltd. and Ameron Saudi Arabia, Ltd., were lower than in 1993.

Other income also includes royalties and fees received from affiliated companies and licensees, as well as miscellaneous income earned from various sources.

INTEREST EXPENSE. Interest expense totaled $11.2 million in 1994, a decrease of $1.5 million from 1993. Interest in 1993 was higher because of the recording of accrued interest on income tax obligations related to prior years.

PROVISION FOR INCOME TAXES. Income tax expense aggregated $7.0 million in 1994, which represents an overall effective tax rate of 42.5% of pretax income. This compares to the effective tax rate of 45.0% in 1993 after adjusting for restructuring and related charges.

EQUITY IN EARNINGS OF AFFILIATED COMPANIES. Equity in earnings of affiliated companies recorded in 1994 totaled $1.4 million, a slight decline from the $1.8 million recorded in 1993. Two affiliates, Gifford-Hill-American, Inc., a pressure pipe operation in Texas, and Tamco, a steel mini-mill in Southern California, reported sizable improvements in sales and earnings in 1994. Sales and earnings of the Company's Saudi Arabian affiliates, Oasis-Ameron, Ltd., Bondstrand, Ltd. and Ameron Saudi Arabia, Ltd., were lower than in 1993.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the report thereon of Arthur Andersen LLP dated January 13, 1997 and Notes to Consolidated Financial Statements comprising pages 39 through 51 of the Annual Report, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not applicable)
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 24, 1997 in connection with the Annual Meeting of Stockholders to be held on March 26, 1997. Such information is incorporated herein by reference.

Information with respect to the executive officers of the Company is located in
Part I, Item 4A of this report.



ITEM 11 - EXECUTIVE COMPENSATION*



ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT*



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 25, 1997 in connection with the 1997 Annual Meeting of Stockholders to be held on March 26, 1997. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(A)  (1)    FINANCIAL STATEMENTS:

            The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                          INDEX TO FINANCIAL STATEMENTS

                                                               PAGE REFERENCE
                    STATEMENT                                 TO ANNUAL REPORT
                    ---------                                 -----------------

     Consolidated Statements of Operations for the years
     ended November 30, 1996, 1995 and 1994                               39

     Consolidated Balance Sheets at November 30, 1996
     and 1995                                                          40-41

     Consolidated Statements of Cash Flows for the years
     ended November 30, 1996, 1995 and 1994                               42

     Consolidated Statements of Stockholders' Equity
     for the years ended November 30, 1996, 1995 and 1994                 43

     Notes to Consolidated Financial Statements                        44-50

     (i) Summarized information as to the financial condition and results of operations for Gifford-Hill-American, Inc., Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and Tamco are presented in
         Note (6) of Notes to Consolidated Financial Statements on page 46 of the Annual Report, which information is incorporated herein by reference.

(A)  (2)    FINANCIAL STATEMENT SCHEDULES:

     The following additional financial data should be read in conjunction with the consolidated financial statements in the 1996 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.


                                                                    PAGES OF
  SCHEDULE   SCHEDULES OF AMERON INTERNATIONAL AND SUBSIDIARIES    THIS REPORT
  --------   --------------------------------------------------    -----------

             Report of Independent Public Accountants                   13

    II       Valuation and Qualifying Accounts and Reserves          14-16

(A) (3) EXHIBITS                                              THIS REPORT
                                                              -----------
        3(i)   Certificate of Incorporation                          18

        3(ii)  Bylaws                                                19

        4      Instrument Defining the Rights of Security Holders,
               Including Indentures                                  20

       10      Material Contracts                                    21

       13      Annual Report                                         22

       21      Subsidiaries of the Registrant                        23

       23      Consent of Independent Public Accountants             24


(B)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Corporation on September 26, 1996 reporting under Item 5 the financial results for the Company's third quarter ended August 31, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Stockholders and the Board of Directors, Ameron International
Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ameron's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP


Los Angeles, California
January 13, 1997

                      AMERON INTERNATIONAL AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1996
                                (In thousands)

                                                                     Addi-
                                                                     tions          Deduc-
                                                    Balance         Charged         tions,        Reclas-
                                                      at               to          Payments       sifica-         Balance
                                                    Begin-           Costs           and           tions            at
                                                     ning             and           Write-          and             End
Classification                                      of Year         Expense          offs          Others         of Year
--------------                                      -------         -------         -------       -------         --------

                                                                 Deducted from asset accounts

Allowance for doubtful accounts                      $  4,800       $  2,583       $ (1,325)       $  (119)       $  5,939

Reserve for realization of investments
 in affiliates                                       $  9,359       $  1,408       $ (1,172)       $    --        $  9,595

Reserve for write-down of assets related to
 certain foreign affiliates                          $  3,219       $    694       $    (60)       $    --        $  3,853


                                                                 Included in current liabilities

Reserve for pending claims and litigation            $  3,086       $  3,864       $ (1,718)       $  (44)        $  5,188

Restructuring reserve                                $    539       $    (94)      $    (99)       $   --         $    346

Other reserves                                       $    764       $    616       $   (761)       $   60         $    679

Reserve for self-insured programs                    $  5,874       $  6,564       $ (6,121)       $   --         $  6,317


                                                                 Included in long-term liabilities

Reserve for pending claims and litigation           $  13,788       $  2,175       $ (1,034)       $   --         $ 14,929

Restructuring reserve                                $  1,261       $   (430)      $   (831)       $   --         $     --

Reserve for self-insured programs                    $  6,771       $     --       $     --        $   --         $  6,771

                       AMERON INTERNATIONAL AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1995
                                (In thousands)

                                                                     Addi-
                                                                     tions          Deduc-
                                                    Balance         Charged         tions,        Reclas-
                                                      at               to          Payments       sifica-         Balance
                                                    Begin-           Costs           and           tions            at
                                                     ning             and           Write-          and             End
Classification                                      of Year         Expense          offs          Others         of Year
--------------                                      -------         -------         -------       -------         --------

                                                                 Deducted from asset accounts

Allowance for doubtful accounts                     $  4,135       $  1,710        $ (1,138)      $    93         $  4,800


Reserve for realization of investments
 in affiliates                                      $  9,748       $     --        $     --       $  (389)(1)     $  9,359

Reserve for write-down of assets related to
 certain foreign affiliates                         $  3,216       $      3        $     --       $    --         $  3,219


                                                                 Included in current liabilities

Reserve for pending claims and litigation           $  6,218       $  1,109        $ (1,894)      $(2,347)        $  3,086

Restructuring reserve                               $  3,646       $     --        $ (1,846)      $(1,261)        $    539

Other reserves                                      $  1,336       $     62        $   (633)      $    (1)        $    764

Reserve for self-insured programs                   $  4,392       $  5,413        $ (3,931)      $    --         $  5,874


                                                                 Included in long-term liabilities

Reserve for pending claims and litigation           $ 10,429       $  1,330        $   (387)      $ 2,416         $ 13,788

Restructuring reserve                               $     --       $     --        $     --       $ 1,261         $  1,261

Reserve for self-insured programs                   $  6,771       $     --        $     --       $    --         $  6,771


(1) Included as equity in earnings of affiliated companies in Consolidated Statement of Operations

                      AMERON INTERNATIONAL AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1994
                                (In thousands)

                                                                     Addi-
                                                                     tions          Deduc-
                                                    Balance         Charged         tions,        Reclas-
                                                      at               to          Payments       sifica-         Balance
                                                    Begin-           Costs           and           tions            at
                                                     ning             and           Write-          and             End
Classification                                      of Year         Expense          offs          Others         of Year
--------------                                      -------         -------         -------       -------         --------

                                                                 Deducted from asset accounts

Allowance for doubtful accounts                    $  4,315        $  1,314         $ (1,793)      $   299        $  4,135

Reserve for realization of investments
 in affiliates                                     $  7,323        $  2,425         $     --       $    --        $  9,748

Reserve for write-down of assets related to
  certain foreign affiliates                       $ 11,990        $    236         $ (9,259)      $   249        $  3,216


                                                                 Included in current liabilities

Reserve for pending claims and litigation          $  7,188        $  2,232         $ (2,844)      $  (358)       $  6,218

Restructuring reserve                              $  7,643        $     --         $ (3,997)      $    --        $  3,646

Other reserves                                     $  1,797        $    732         $   (493)      $  (700)       $  1,336

Reserve for self-insured programs                  $  7,541        $  5,997         $ (8,782)      $  (364)       $  4,392


                                                                 Included in long-term liabilities

Reserve for pending claims and litigation          $  9,484        $    120         $   (963)      $ 1,788        $ 10,429

Other reserves                                     $  1,722        $     --         $   (771)      $  (951)       $     --

Reserve for self-insured programs                  $  4,867        $     --         $     --       $ 1,904        $  6,771


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERON INTERNATIONAL CORPORATION


                            By:
                               -----------------------------------------------
                               Javier Solis, Senior Vice President & Secretary

Date:  February 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  2-27-97                         Director, Chairman of the Board,
      -----------------------------    President and Chief Executive Officer
      James S. Marlen                  (Principal Executive Officer)

Date:   2-27-97                        Senior Vice President & Chief Financial
      -----------------------------    Officer, Treasurer (Principal Financial
      Gary Wagner                      & Accounting Officer)

Date:   2-24-97                        Director
      -----------------------------
      Stephen W. Foss

Date:   2-21-97                        Director
      -----------------------------
      A. Frederick Gerstell

Date:  2-24-97                         Director
      -----------------------------
      J. Michael Hagan

Date:   2-21-97                        Director
      -----------------------------
      Terry L. Haines

Date:   2-22-97                        Director
      -----------------------------
      John F. King

Date:   2-21-97                         Director
      -----------------------------
      Alan L. Ockene

Date:                                   Director
      -----------------------------
      Richard J. Pearson

Date:   2-24-97                         Director
      -----------------------------
      David L. Sliney
Date:   2-24-97                         Director
      -----------------------------
      F. H. Fentener van Vlissingen