Form 10-Q
period 1997-02-28
AMERON INTERNATIONAL CORP
filed 1997-04-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 1997

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,003,037 on March 28, 1997. No other class of Common Stock exists.











                                     Page 1
                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             9


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     11

  Item 5.   Other                                                     11

  Item 6.   Exhibits and Reports on Form 8-K                          11


SIGNATURE PAGE                                                        12



























                                    Page 2
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                                       Three Months Ended
                                                       -------------------
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996
                                                       --------   --------
Net Sales                                              $108,261   $111,752
Cost of Sales                                            80,578     86,389
                                                       --------   --------
Gross Profit                                             27,683     25,363

Selling, General and
 Administrative Expenses                                 26,283     23,823
                                                       --------   --------
Operating Profit                                          1,400      1,540

Royalty, Equity and Other Income                          2,619      1,972
                                                       --------   --------
Income before Interest
 and Income Taxes                                         4,019      3,512

Interest Income                                              85         53

Interest Expense                                          2,541      2,834
                                                       --------   --------
Income before Income Taxes                                1,563        731

Provision for Income Taxes                                  625        256
                                                       --------   --------
Net Income                                             $    938   $    475
                                                       ========   ========


Net Income per Share                                   $    .23   $    .12
                                                       ========   ========

Cash Dividends per Share                               $    .32   $    .32
                                                       ========   ========

Average Common and Equivalent
 Shares Outstanding                                   4,067,138  3,972,673
                                                      =========  =========

See accompanying notes to financial statements.







                                   Page 3
              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                       Feb. 28,   Nov. 30,
                                                         1997       1996
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 11,437   $ 18,381
  Receivables, net                                      101,174    105,534
  Inventories                                            95,177     84,971
  Deferred income tax benefits                            9,741      9,741
  Prepaid expenses and other                              5,616      4,996
                                                       --------   --------
    Total current assets                                223,145    223,623
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         34,261     33,722
Property, Plant and Equipment, net                      124,220    125,687
Other Assets                                             28,576     28,634
                                                       --------   --------
Total Assets                                           $410,202   $411,666
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $  1,208   $  1,242
  Current portion of long-term debt                      17,684     17,753
  Trade payables                                         33,276     36,715
  Accrued liabilities                                    36,195     41,102
  Income taxes                                            4,265      4,953
                                                       --------   --------
    Total current liabilities                            92,628    101,765
Deferred Income Taxes                                     2,682      2,727
Long-term Debt, less current portion                    123,773    112,598
Other Long-term Liabilities                              49,741     49,778
                                                       --------   --------
  Total liabilities                                     268,824    266,868
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 4,002,037 shares at
    February 28, 1997 and 3,985,112 shares
    at November 30, 1996, net of treasury shares         12,937     12,895
  Additional paid-in capital                             16,736     16,212
  Retained earnings                                     156,979    157,321
  Cumulative foreign currency translation adjustment     (2,495)     1,149
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          141,378    144,798
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $410,202   $411,666
                                                       ========   ========

See accompanying notes to financial statements




                                 Page 4
           Ameron International Corporation and Subsidiaries
                Consolidated Statements of Cash Flows
                             (In thousands)

                                                        Three Month Ended
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $    938   $    475
  Adjustments to reconcile to net cash
   (used in) provided by operating activities:
    Depreciation                                          3,927      4,154
    Equity in earnings of affiliated companies             (531)    (1,124)
    Dividends from affiliated companies                   1,137      1,832
    Other, net                                              372        168
  Changes in operating assets and liabilities:
    Change in receivables                                   755      5,264
    Change in inventories                               (11,802)       767
    Change in other current assets                         (794)    (1,569)
    Change in trade payables and
     other current liabilities                           (7,871)   (10,382)
    Change in other assets and liabilities, net             996      1,889
                                                       --------   --------
      Net cash (used in) provided by
        operating activities                            (12,873)     1,474

Cash Flow from Investing Activities
   Proceeds from sale of assets                              41        194
   Additions to property, plant and equipment, and
    acquisitions                                         (5,290)   (13,460)
   Other                                                   (253)      (654)
                                                       --------   --------
     Net cash used in investing activities               (5,502)   (13,920)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                  (32)      (287)
  Issuance of debt                                       15,452     13,053
  Repayment of debt                                      (2,960)      (199)
  Dividends to common stockholders                       (1,280)    (1,266)
  Issuance of common stock                                  566          -
                                                       --------   --------
    Net cash provided by financing activities            11,746     11,301

Effect of Exchange Rate Changes
 on Cash and Equivalents                                   (315)       (98)
                                                       --------   --------
Net Change in Cash and Equivalents                       (6,944)    (1,243)
Beginning Cash and Equivalents Balance                   18,381     12,923
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 11,437   $ 11,680
                                                       ========   ========


See accompanying notes to financial statements


                                  Page 5
              Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                            February 28, 1997


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at February 28, 1997 and the consolidated statements of income for the three-month periods ended February 28, 1997 and February 29, 1996, and cash flows for the three-month periods ended February 28, 1997 and February 29, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the period presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at February 28, 1997 and November 30, 1996 were comprised of the following (U.S. dollars in thousands):

                                            Feb. 28,    Nov. 30,
                                              1997        1996
                                            --------    --------
       Finished products                    $ 54,350    $ 44,577
       Products in process                    18,646      17,467
       Materials and supplies                 22,181      22,927
                                            --------    --------
       Total Inventories                    $ 95,177    $ 84,971
                                            ========    ========



Note 3. Other Cash Flow Information (U.S. dollars in thousands):

                                                        Three Months Ended
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996
                                                       --------   --------

  Interest paid                                        $    412   $    598
                                                       ========   ========
  Income taxes paid                                    $  2,559   $  1,296
                                                       ========   ========





                                 Page 6
Note 4.  Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow (U.S. dollars in thousands):

                                                        Three Months Ended
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996
                                                       --------   --------
Net Sales                                              $  6,476   $ 11,648

Gross Profit                                           $    621   $  3,036

Net Income (Loss)                                      $ (1,404)  $    334



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three-month periods ended February 28, 1997 and January 31, 1996 and operating results for Ameron Saudi Arabia, Ltd. for the three-month periods ended December 31, 1996 and 1995.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis-Ameron, Ltd. follow (U.S. dollars in thousands):

                                                       Three Months Ended
                                                       Feb. 28,   Feb. 29,
                                                         1997       1996
                                                       --------   --------
Net Sales                                              $ 33,912   $ 33,462

Gross Profit                                           $  6,169   $  5,833

Net Income                                             $  1,874   $  1,744

Amounts shown above include operating results for Tamco for the three-month periods stated, and operating results for Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three-month periods ended December 31, 1996 and 1995.



















                                Page 7
Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of February 28, 1997 are as follows (U.S. Dollars in thousands):

                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves               $   1,442   $  8,038
  Employee benefits                                       2,497      9,352
  Accounts receivable                                     2,937        -
  Inventory                                               2,935        -
  Federal and State tax credits and
    loss carry forwards                                     -        2,347
  Miscellaneous                                             (70)       252
                                                       --------   --------
    Total Deferred Tax Asset                              9,741     19,989

Deferred Tax Liabilities
  Investments                                               -       (2,234)
  Fixed Assets                                              -      (20,437)
                                                       --------   --------
    Total Deferred Tax Liability                            -      (22,671)
                                                       --------   --------
       Net Deferred Tax Asset (Liability)              $  9,741   $ (2,682)
                                                       ========   ========

At February 28, 1997 and November 30, 1996, the Company's long-term debt consisted of the following (U.S. Dollars in thousands):

                                                       Feb. 28,   Nov. 30,
                                                         1997       1996
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63%, payable in annual principal
     installments of $5,000                             $ 10,000   $ 10,000
  9.79%, payable in annual principal
     installments of $12,000                              48,000     48,000
  7.92%, payable in annual principal
     installments of $8,333, commencing
     in 2001                                              50,000     50,000
Variable-rate industrial development bonds,
  payable in 2016 (3.40% at February 28, 1997)             7,200      7,200
Variable-rate unsecured bank revolving
  credit facilities (5.01% at February 28, 1997)          22,668     11,009
Variable-rate unsecured bank loan, with
  annual principal installments of
  approximately $684(3.51% at February 28, 1997)           3,589      4,142
                                                        --------   --------
                                                         141,457    130,351
Less current portion                                      17,684     17,753
                                                        --------   --------
                                                        $123,773   $112,598
                                                        ========   ========



                                Page 8
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

              Ameron International Corporation and Subsidiaries
                           February 28, 1997

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1996 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1997, the Company used $12.9 million of cash for operating activities, principally as a result of higher working capital requirements. The change in working capital reflects the increased sales volume in the Protective Coatings business.

Additional net borrowings of $12.5 million were used for capital expenditures, increased working capital requirements and payment of common dividends of $1.3 million. Cash and cash equivalents at February 28,1997 totaled $11.4 million, a decrease of $6.9 million from November 30,1996.

The company used cash to fund operational activities during the first quarter of 1997 versus generating cash during the prior year period because of higher inventory balances and reduction of payables. Total inventory as shown on the consolidated balance sheets increased from year end due to the increased sales volume in Protective Coatings, principally attributed to the worldwide
Devoe marine coatings business.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital spending by the Company during this fiscal year will be between $15.0 million and $30.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At February 28, 1997, the Company had approximately $99.2 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - First Quarter

The Company earned 23 cents per share on sales of $108.3 million for the first quarter of fiscal 1997, which compares favorably to earnings of 12 cents per share on sales of $111.8 million for the same period last year.

The quarterly improvement came primarily from increased profitability from the worldwide Protective Coatings and Fiberglass Pipe businesses. Coatings sales volume increased substantially, in part because of the acquisition of the worldwide Devoe marine coatings business in late 1996. Also contributing to the improved results of the Protective Coatings business was increased royalty income from licensees. The increase in overall gross margin resulted from a change in mix of business (higher sales of higher-margin coatings products partially offset by lower sales of lower-margin concrete pipe products). The increase in selling, general and administrative expenses was primarily related to increased support costs for the worldwide Devoe marine coatings business.

The Concrete and Steel Pipe business reported lower sales and income from last year. Contract bidding delays in the fourth quarter of fiscal 1996 and inclement weather in the first quarter of fiscal 1997 significantly reduced both sales and earnings. Order backlog for this business increased by $55 million during the first quarter and sales for the last half of the fiscal year are expected to improve.

Results from Ameron Hawaii, the Company's construction product business, were less than last year due to the ongoing economic slowdown in the Islands and inclement weather in the first quarter of fiscal 1997 . The domestic Pole Products business also reported lower sales and earnings than last year due to a softness in the Southern California market.

Equity income from affiliate companies was lower than last year.






























                                Page 10
Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees, and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $5.1 million of consolidated retained earnings was not restricted at February 28, 1997.

  Item 5.  Other

          A third amendment to the Company's Stockholder Rights Agreement became effective December 16, 1996. This amendment sets the exercise price of the Rights at $175 and extends the expiration date of the Rights to the later of December 16, 2006 or the tenth anniversary of the Distribution Date.


  Item 6.  Exhibits and Reports on Form 8-K

          No report on Form 8-K was filed for the Company in the first quarter of 1997.

































                                Page 11


                                 SIGNATURE PAGE




















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  April 11, 1997

                                        /s/ Gary Wagner
                                        _______________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer