Form 10-Q
period 1997-05-31
AMERON INTERNATIONAL CORP
filed 1997-07-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1997

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

                       245 South Los Robles Avenue
                     Pasadena, California 91101-2894
                 (Address of principal executive offices)
                     Telephone Number (626) 683-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,003,862 on June 30, 1997. No other class of Common Stock exists.

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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended     Six Months Ended
                                           May 31,              May 31,
                                     ------------------    ------------------
                                       1997      1996        1997      1996
                                     --------  --------    --------  --------
Net Sales                            $131,525  $120,632    $239,786  $232,384
Cost of Sales                          96,317    89,780     176,895   176,169
                                     --------  --------    --------  --------
Gross Profit                           35,208    30,852      62,891    56,215

Selling, General and
 Administrative Expenses               26,449    23,626      52,732    47,449
                                     --------  --------    --------  --------
Operating Profit                        8,759     7,226      10,159     8,766

Royalty, Equity and Other Income        2,326     2,132       4,945     4,104
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      11,085     9,358      15,104    12,870

Interest Income                            70        48         155       101
Interest Expense                        3,168     2,714       5,709     5,548
                                     --------  --------    --------  --------
Income before Income Taxes              7,987     6,692       9,550     7,423

Provision for Income Taxes              2,717     2,342       3,342     2,598
                                     --------  --------    --------  --------
Net Income                           $  5,270  $  4,350    $  6,208  $  4,825
                                     ========  ========    ========  ========


Net Income per Share                 $   1.30  $   1.09    $   1.53  $   1.21
                                     ========  ========    ========  ========
Cash Dividends per Share             $    .32  $    .32    $    .64  $    .64
                                     ========  ========    ========  ========

Average Common and Equivalent
 Shares Outstanding                 4,069,733 3,978,323   4,069,733 3,978,323
                                    ========= =========   ========= =========


See accompanying notes to financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                        May 31,   Nov. 30,
                                                         1997       1996
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 13,901   $ 18,381
  Receivables, net                                      106,743    105,534
  Inventories                                           107,553     84,971
  Deferred income tax benefits                           10,185      9,741
  Prepaid expenses and other                              5,124      4,996
                                                       --------   --------
    Total current assets                                243,506    223,623
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         33,949     33,722
Property, Plant and Equipment, net                      125,853    125,687
Other Assets                                             29,659     28,634
                                                       --------   --------
Total Assets                                           $432,967   $411,666
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $    815   $  1,242
  Current portion of long-term debt                      17,677     17,753
  Trade payables                                         35,677     36,715
  Accrued liabilities                                    35,306     41,102
  Income taxes                                            1,015      4,953
                                                       --------   --------
    Total current liabilities                            90,490    101,765
Deferred Income Taxes                                     4,346      2,727
Long-term Debt, less current portion                    142,863    112,598
Other Long-term Liabilities                              50,000     49,778
                                                       --------   --------
  Total liabilities                                     287,699    266,868
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 4,003,787 shares at
    May 31, 1997 and 3,985,112 shares
    at November 30, 1996, net of treasury shares         12,941     12,895
  Additional paid-in capital                             16,794     16,212
  Retained earnings                                     160,968    157,321
  Cumulative foreign currency translation adjustment     (2,656)     1,149
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          145,268    144,798
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $432,967   $411,666
                                                       ========   ========
See accompanying notes to financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $  6,208   $  4,825
  Adjustments to reconcile to net cash
   (used in) provided by operating activities:
    Depreciation                                          7,847      8,167
    Equity in earnings of affiliated companies           (1,319)    (1,207)
    Dividends from affiliated companies                   2,237      1,807
    Other, net                                              637        306
  Changes in operating assets and liabilities:
    Change in receivables                                (5,033)     4,637
    Change in inventories                               (24,266)     2,245
    Change in other current assets                         (732)      (185)
    Change in trade payables and
     other current liabilities                           (9,454)   (10,451)
    Change in other assets and liabilities, net           3,066      1,488
                                                       --------   --------
      Net cash (used in) provided by
        operating activities                            (20,809)    11,632

Cash Flow from Investing Activities
   Proceeds from sale of assets                             355        486
   Additions to property, plant and equipment, and
    acquisitions                                        (11,496)   (16,207)
   Other                                                 (1,518)    (1,090)
                                                       --------   --------
     Net cash used in investing activities              (12,659)   (16,811)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                 (423)        32
  Issuance of debt                                       37,208      7,605
  Repayment of debt                                      (5,510)      (392)
  Dividends to common stockholders                       (2,561)    (2,534)
  Issuance of common stock                                  628         83
                                                       --------   --------
    Net cash provided by financing activities            29,342      4,794

Effect of Exchange Rate Changes
 on Cash and Equivalents                                   (354)      (260)
                                                       --------   --------
Net Change in Cash and Equivalents                       (4,480)      (645)
Beginning Cash and Equivalents Balance                   18,381     12,923
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 13,901   $ 12,278
                                                       ========   ========
See accompanying notes to financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                              May 31, 1997


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at May 31, 1997, and the consolidated statements of income for the three- and six-month periods ended May 31, 1997 and 1996, and cash flows for the six-month periods ended May 31, 1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at May 31, 1997 and November 30, 1996 were comprised of the following (U.S. dollars in thousands):

                                             May 31,    Nov. 30,
                                              1997        1996
                                            --------    --------
       Finished products                    $ 56,669    $ 44,577
       Products in process                    26,719      17,467
       Materials and supplies                 24,165      22,927
                                            --------    --------
       Total Inventories                    $107,553    $ 84,971
                                            ========    ========


Note 3. Other Cash Flow Information (U.S. dollars in thousands):

                                                         Six Months Ended
                                                              May 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------

  Interest paid                                        $  5,687   $  4,922
                                                       ========   ========
  Income taxes paid                                    $  7,768   $  3,949
                                                       ========   ========

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow (U.S. dollars in thousands):

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1997       1996          1997       1996
                              --------   --------      --------   --------
Net Sales                     $ 11,507   $ 10,781      $ 17,983   $ 22,429

Gross Profit                  $  2,208   $  3,123      $  2,829   $  6,159

Net Loss                      $   (245)  $   (133)     $ (1,649)  $    (45)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and six-month periods ended May 31, 1997 and April 30, 1996 and operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1997 and 1996.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow (U.S. dollars in thousands):

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1997       1996          1997      1996
                              --------   --------      --------   --------
Net Sales                     $ 44,166   $ 38,136      $ 78,078   $ 71,598

Gross Profit                  $  7,727   $  3,993      $ 13,896   $  9,826

Net Income                    $  2,672   $    443      $  4,546   $  2,187

Amounts shown above include operating results for Tamco for the three- and six-month periods stated and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1997 and 1996.

Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of May 31, 1997 are as follows (U.S. dollars in thousands):
                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves                $  1,442   $  8,158
  Employee benefits                                       2,497      7,847
  Accounts receivable                                     2,797        -
  Inventory                                               2,963        -
  Federal and State tax credits and
    loss carryovers                                         -        2,347
  Miscellaneous                                             486        198
                                                       --------   --------
    Total Deferred Tax Asset                             10,185     18,550

Deferred Tax Liabilities
  Investments                                               -       (2,398)
  Fixed Assets                                              -      (20,498)
                                                       --------   --------
    Total Deferred Tax Liability                            -      (22,896)
                                                       --------   --------
         Net Deferred Tax Asset (Liability)            $ 10,185   $ (4,346)
                                                       ========   ========
Note 6. Debt

At May 31, 1997 and November 30, 1996, the Company's long-term debt consisted of the following (U.S. dollars in thousands):

                                                        May 31,   Nov. 30,
                                                         1997       1996
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63% payable in annual principal
    installments of $5,000                             $ 10,000   $ 10,000
  9.79% payable in annual principal
    installments of $12,000                              48,000     48,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (4.00% at May 31, 1997)                 7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 6.85% at May 31, 1997)       41,954     11,009
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $677 (4.01% at May 31, 1997)                            3,386      4,142
                                                       --------   --------
                                                        160,540    130,351
  Less - Current portion                                 17,677     17,753
                                                       --------   --------
                                                       $142,863   $112,598
                                                       ========   ========
                                    Page 8



PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                           May 31, 1997


INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1996 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended May 31, 1997, the Company used $20.8 million of cash for operating activities (compared to generating $11.6 million during the six-month period ended May 31, 1996), principally as a result of higher working capital requirements. The change in working capital reflects higher inventory levels caused by increased sales volume in the Protective Coatings business and the seasonal demands of the Concrete and Steel Pipe business.

Additional net borrowings of $31.3 million plus $0.6 million from the issuance of common stock were used for capital expenditures, increased working capital requirements and payment of common dividends of $2.6 million. Cash and cash equivalents at May 31,1997 totaled $13.9 million, a decrease of $4.5 million from November 30,1996.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital spending by the Company during this fiscal year will be between $15.0 million and $30.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At May 31, 1997, the Company had approximately $84.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - SECOND QUARTER

The Company earned $1.30 per share on sales of $131.5 million for the second quarter of fiscal 1997, which compares favorably to earnings of $1.09 per share on sales of $120.6 million for the same period last year.

The quarterly earnings improvement came primarily from increased profitability from the worldwide Protective Coatings and Fiberglass Pipe businesses. Coatings sales volume increased substantially, in part because of the acquisition of the worldwide Devoe marine coatings business in late 1996 and Valspar maintenance coatings business in March 1997. Increased profitability from the fiberglass pipe business resulted from improved operational efficiencies.

The Concrete and Steel Pipe business reported lower sales and income from last year because of timing of project deliveries. Order backlog for this business increased by $45 million during the first half, and sales for the second half of the fiscal year are expected to be stronger.

Results from Ameron Hawaii, the Company's construction products business, continued to be substantially less than last year due to the ongoing economic slowdown in Hawaii. The domestic Pole Products business reported higher sales and earnings than last year.


RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $1.53 per share on sales of $239.8 million during the first half of fiscal 1997, which compares favorably to earnings of $1.21 on sales of $232.4 million during the prior-year period.

The improvements for the first six months of 1997 were based on substantial increases in sales and profits by Protective Coatings and improved efficiencies by Fiberglass Pipe.

Protective Coatings sales increased in the first half because of the Devoe acquisition, the Valspar acquisition and an increase in sales of traditional Ameron coatings. The higher sales produced substantially higher earnings.

The Fiberglass Pipe business reported sales about even compared to last year, but was able to achieve higher earnings through operational improvements.

Concrete and Steel Pipe reported sales significantly below last year due to the timing of project deliveries and impact of weather. Profits were negatively impacted by the reduced sales volume.

The construction products business in Hawaii posted a decline in sales and earnings due to the depressed Hawaiian construction market. Sales for domestic Pole Products were about even with last year; however, profits were down due to unfavorable plant utilization in the first quarter of 1997.

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $6.3 million of consolidated retained earnings was not restricted at May 31, 1997.

  Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on March 26, 1997. Represented at the meeting, in person or by proxy, were 3,636,666 shares of common stock (91.0% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

     1.   Election of Directors

          The five nominees for directors named in the Company's proxy statement, Messrs. A. Frederick Gerstell, Terry L. Haines, John F. King, Richard J. Pearson and David L. Sliney, received the greatest number of votes cast and were elected; each receiving not less than 3,607,802 votes.

          Other directors whose terms of office continued after the meeting are:
          Stephen W. Foss, J. Michael Hagan, James S. Marlen, Alan L. Ockene and F. H. Fentener van Vlissingen.

     2.   Proposal to Ratify the Appointment of Auditors

          3,622,377 shares (99.6% of the shares represented at the meeting or 90.5% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal year 1997. Of the shares represented at the meeting, 6,248 shares (0.2%) voted against the proposal.

  Item 6.  Exhibits and Reports on Form 8-K

          No report on Form 8-K was filed for the Company in the second quarter of 1997.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  July 14, 1997

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer