Form 10-Q
period 1997-08-31
AMERON INTERNATIONAL CORP
filed 1997-10-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1997

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,004,862 on September 30, 1997. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                             9


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     12

  Item 6.   Exhibits and Reports on Form 8-K                          12


SIGNATURE PAGE                                                        13

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended   Nine Months Ended
                                         August 31,            August 31,
                                     ------------------   -----------------
                                       1997      1996       1997     1996
                                     --------  --------   -------- -------
Net Sales                            $146,323  $133,622    $386,109 366,006
Cost of Sales                         107,833    97,402     284,728 273,571
                                     --------  --------    -------- -------
Gross Profit                           38,490    36,220     101,381  92,435

Selling, General and
 Administrative Expenses               27,375    26,274      80,107   73,723
                                     --------  --------    -------- --------
Operating Profit                       11,115     9,946      21,274   18,712

Royalty, Equity and Other Income        3,128     1,590       8,073    5,694
                                     --------  --------    -------- --------
Income before Interest
 and Income Taxes                      14,243    11,536      29,347   24,406

Interest Income                            36        69         191      170
Interest Expense                        3,432     2,418       9,141    7,966
                                     --------  --------    -------- --------
Income before Income Taxes             10,847     9,187      20,397   16,610

Provision for Income Taxes              3,797     3,215       7,139    5,813
                                     --------  --------    -------- --------
Net Income                           $  7,050  $  5,972    $ 13,258  $10,797
                                     ========  ========    ======== ========


Net Income per Share                 $   1.72  $   1.50    $   3.25  $  2.71
                                     ========  ========    ======== ========
Cash Dividends per Share             $    .32  $    .32    $    .96  $   .96
                                     ========  ========    ======== ========

Average Common and Equivalent
 Shares Outstanding                 4,082,831 3,977,481   4,082,831 3,977,481
                                    ========= =========   ========= =========


See accompanying notes to financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                      August 31,  Nov. 30,
                                                         1997       1996
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $ 22,502   $ 18,381
  Receivables, net                                      112,336    105,534
  Inventories                                           106,683     84,971
  Deferred income tax benefits                           10,977      9,741
  Prepaid expenses and other                              3,903      4,996
                                                       --------   --------
    Total current assets                                256,401    223,623
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         34,129     33,722
Property, Plant and Equipment, net                      126,430    125,687
Other Assets                                             30,059     28,634
                                                       --------   --------
Total Assets                                           $447,019   $411,666
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $  1,368   $  1,242
  Current portion of long-term debt                      17,639     17,753
  Trade payables                                         31,346     36,715
  Accrued liabilities                                    41,362     41,102
  Income taxes                                            2,525      4,953
                                                       --------   --------
    Total current liabilities                            94,240    101,765
Deferred Income Taxes                                       717      2,727
Long-term Debt, less current portion                    154,407    112,598
Other Long-term Liabilities                              49,425     49,778
                                                       --------   --------
  Total liabilities                                     298,789    266,868
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 4,004,737 shares at
    August 31, 1997 and 3,985,112 shares
    at November 30, 1996, net of treasury shares         12,944     12,895
  Additional paid-in capital                             16,830     16,212
  Retained earnings                                     166,736    157,321
  Cumulative foreign currency translation adjustment     (5,501)     1,149
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          148,230    144,798
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $447,019   $411,666
                                                       ========   ========
See accompanying notes to financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Nine Months Ended
                                                            August 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------
Cash Flow from Operating Activities
  Net income                                           $ 13,258   $ 10,797
  Adjustments to reconcile to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                        11,884     12,509
    Equity in earnings of affiliated companies           (2,749)    (1,952)
    Dividends from affiliated companies                   2,787      2,740
    Other, net                                            1,692       (698)
  Changes in operating assets and liabilities:
    Change in receivables                               (12,497)    (2,888)
    Change in inventories                               (24,545)     6,178
    Change in other current assets                         (391)       (52)
    Change in trade payables and
     other current liabilities                           (5,200)       606
    Change in other assets and liabilities, net            (872)     3,733
                                                       --------   --------
      Net cash (used in) provided by
        operating activities                            (16,633)    30,973

Cash Flow from Investing Activities
   Proceeds from sale of assets                             532        987
   Additions to property, plant and equipment, and
    acquisitions                                        (17,607)   (19,700)
   Other                                                 (2,277)    (1,959)
                                                       --------   --------
     Net cash used in investing activities              (19,352)   (20,672)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                  128       (541)
  Issuance of debt                                       51,653     56,706
  Repayment of debt                                      (7,705)   (26,085)
  Dividends to common stockholders                       (3,843)    (3,802)
  Issuance of common stock                                  667         88
                                                       --------   --------
    Net cash provided by financing activities            40,900     26,366

Effect of Exchange Rate Changes
 on Cash and Equivalents                                   (794)      (150)
                                                       --------   --------
Net Change in Cash and Equivalents                        4,121     36,517
Beginning Cash and Equivalents Balance                   18,381     12,923
                                                       --------   --------
Ending Cash and Equivalents Balance                    $ 22,502   $ 49,440
                                                       ========   ========
See accompanying notes to financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                            August 31, 1997


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at August 31, 1997, and the consolidated statements of income for the three- and nine-month periods ended August 31, 1997 and 1996, and cash flows for the nine-month periods ended August 31, 1997 and 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1996.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at August 31, 1997 and November 30, 1996 were comprised of the following (U.S. dollars in thousands):

                                           August 31,   Nov. 30,
                                              1997        1996
                                            --------    --------
       Finished products                    $ 55,046    $ 44,577
       Products in process                    28,845      17,467
       Materials and supplies                 22,792      22,927
                                            --------    --------
       Total Inventories                    $106,683    $ 84,971
                                            ========    ========


Note 3. Other Cash Flow Information (U.S. dollars in thousands):

                                                        Nine Months Ended
                                                            August 31,
                                                       -------------------
                                                         1997       1996
                                                       --------   --------

  Interest paid                                        $  6,703   $  5,391
                                                       ========   ========
  Income taxes paid                                    $ 10,694   $  7,438
                                                       ========   ========

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel
Pipe Products segment follow (U.S. dollars in thousands):

                               Three Months Ended       Nine Months Ended
                                   August 31,               August 31,
                              -------------------      -------------------
                                1997       1996          1997       1996
                              --------   --------      --------   --------
Net Sales                     $ 18,104   $ 10,763      $ 36,087   $ 33,192

Gross Profit                  $  3,679   $  2,595      $  6,508   $  8,754

Net Income/(Loss)             $    428   $   (491)     $ (1,221)  $   (536)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and nine-month periods ended August 31, 1997 and July 31, 1996 and operating results for Ameron Saudi Arabia, Ltd. for the three- and nine-month periods ended June 30, 1997 and 1996.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron,Ltd. follow (U.S. dollars in thousands):

                               Three Months Ended       Nine Months Ended
                                   August 31,               August 31,
                              -------------------      -------------------
                                1997       1996          1997      1996
                              --------   --------      --------   --------
Net Sales                     $ 49,509   $ 43,417      $127,587   $115,015

Gross Profit                  $  8,568   $  8,936      $ 22,464   $ 18,762

Net Income                    $  3,286   $  4,171      $  7,832   $  6,358

Amounts shown above include operating results for Tamco for the three- and nine-month periods stated and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1997 and 1996.

Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of August 31, 1997 are as follows (U.S. dollars in thousands):
                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves                $  1,435   $  8,139
  Employee benefits                                       2,497      9,008
  Accounts receivable                                     3,389        -
  Inventory                                               2,959        -
  Federal and State tax credits and
    loss carryovers                                         -        2,347
  Miscellaneous                                             697        286
                                                       --------   --------
    Total Deferred Tax Asset                             10,977     19,780

Deferred Tax Liabilities
  Investments                                               -          (60)
  Fixed Assets                                              -      (20,437)
                                                       --------   --------
    Total Deferred Tax Liability                            -      (20,497)
                                                       --------   --------
         Net Deferred Tax Asset (Liability)            $ 10,977   $   (717)
                                                       ========   ========
Note 6. Debt

At August 31, 1997 and November 30, 1996, the Company's long-term debt consists of the following (U.S. dollars in thousands):

                                                       Aug. 31,   Nov. 30,
                                                         1997       1996
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63% payable in annual principal
    installments of $5,000                             $ 10,000   $ 10,000
  9.79% payable in annual principal
    installments of $12,000                              48,000     48,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.45% at August 31, 1997)              7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 5.85% at August 31, 1997) 53,812 11,009 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $639 (4.01% at August 31, 1997)                         3,034      4,142
                                                       --------   --------
                                                        172,046    130,351
  Less - Current portion                                 17,639     17,753
                                                       --------   --------
                                                       $154,407   $112,598
                                                       ========   ========
                                    Page 8



PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                         August 31, 1997


INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1996 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended August 31, 1997, the Company used $16.6 million of cash for operating activities (compared to generating $31 million during the nine-month period ended August 31, 1996), principally as a result of higher working capital requirements. The change in working capital reflects higher inventory levels and receivables caused by increased sales volume in the Protective Coatings business due to the Devoe and Valspar acquisitions and the seasonal demands of the Concrete and Steel Pipe business.

Additional net borrowings of $44.1 million plus $0.7 million from the issuance of common stock were used for capital expenditures, increased working capital requirements and payment of common dividends of $3.8 million. Cash and cash equivalents at August 31, 1997 totaled $22.5 million, an increase of $4.1 million from November 30,1996.

Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and equipment and a new fiberglass pipe plant in Malaysia. Management estimates that capital spending by the Company during this fiscal year will be between $20.0 million and $30.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At August 31, 1997, the Company had approximately $72 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - THIRD QUARTER

The Company earned $1.72 per share on sales of $146.3 million for the third quarter of fiscal 1997, which compares favorably to earnings of $1.50 per share on sales of $133.6 million for the same period last year.

The quarterly earnings improvement came primarily from increased profitability from the worldwide Protective Coatings business. Coatings sales volume increased substantially, in part because of the acquisition of the worldwide Devoe marine coatings business in late 1996 and Valspar maintenance coatings business in March 1997.

The Fiberglass Pipe business reported lower sales and earnings for the quarter compared to the same period in 1996, because of a decline in international operations. During the quarter, the European operation completed a reorganization and trimmed staff to reduce future costs. Additionally, during the quarter, two domestic fiberglass pipe plants were consolidated into one manufacturing facility. A smaller plant in Spartanburg, South Carolina, was closed and its equipment relocated to a larger plant in Burkburnett, Texas.

The Concrete and Steel Pipe business reported slightly higher sales and lower earnings. The earnings decline resulted from increased repair costs and a change in sales mix.

Results from Ameron Hawaii, the Company's construction products business, continued to be substantially less than last year due to the ongoing economic slowdown in Hawaii. During the quarter, a major reorganization was completed in Hawaii, including a 20% reduction in salaried staff, to reduce future costs. The domestic Pole Products business reported slightly higher sales and earnings.


RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $3.25 per share on sales of $386.1 million during the nine months ended August 31, 1997, which compares favorably to earnings of $2.71 per share on sales of $366 million during the prior year period.

The improvements resulted from substantial increases in sales and profits by Protective Coatings and improved efficiencies by Fiberglass Pipe.

Protective Coatings year-to-date sales and earnings increased significantly because of the Devoe acquisition, the Valspar acquisition and an increase in sales of traditional Ameron coatings.

The Fiberglass Pipe business reported lower sales compared to last year, but was able to achieve higher earnings through operational improvements.

Concrete and Steel Pipe reported sales significantly below last year due to weather-related and customer-requested delays that affected deliveries. Profits were negatively impacted by the reduced sales volume.

The construction products business in Hawaii posted a decline in sales and earnings due to the depressed Hawaiian construction market. Sales from the Pole Products business improved slightly for the year-to-date; however, earnings declined because of a change in product mix and plant utilization.

Net interest expense for the nine-month period was higher than the same period last year due primarily to increased borrowings to fund working capital requirements to support increased sales volume in the Protective Coatings business and higher Concrete and Steel Pipe inventory.

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $6.5 million of consolidated retained earnings was not restricted at August 31, 1997.


  Item 6.  Exhibits and Reports on Form 8-K

          A report on Form 8-K was filed on June 26, 1997, related to a news release disclosing the Company's financial results for the second quarter, which ended May 31, 1997.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: October 10, 1997

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer