Form 10-K
period 1997-11-30
AMERON INTERNATIONAL CORP
filed 1998-02-26
CIK 790730

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     For the fiscal year ended November 30, 1997           OR

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

                             245 South Los Robles Avenue
                                  Pasadena, CA 91101
                (Address and Zip Code of principal executive offices)


         Registrant's telephone number, including area code:  (626) 683-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                          Name of each exchange
      Title of each class                  on which registered
  ----------------------------            ----------------------
  Common Stock $2.50 par value            New York Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x  No
                                               ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ------

     The Registrant estimates that as of February 20, 1998 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $222 million.

     On February 20, 1998 there were 4,006,362 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

1.  PORTIONS OF AMERON'S 1997 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND
    IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                        PART I
                           AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1997. All references to the "Annual Report" pertain to the Company's 1997 Annual Report to Stockholders.


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

(b)  FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

     The information contained in Notes (1), (6) and (17) of Notes to Consolidated Financial Statements on pages 52,53,54,58,60 and 61 of the Annual Report is incorporated herein by reference.

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

          b) The Fiberglass Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service.
               Manufacture of these products is carried out in the Company's plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc., at its plant in Texas, by wholly-owned subsidiaries in The Netherlands, Singapore, and Malaysia, by a jointly-owned affiliate in Saudi Arabia and by a licensee in Indonesia.

          c) The Concrete & Steel Pipe Group supplies products and services used in the construction of pipeline facilities for various utilities. Five plants are operated in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East by affiliated companies in Saudi Arabia and by a licensee in Abu Dhabi. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based on quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

          d) The Construction & Allied Products Group includes the Ameron Hawaii Division, which supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii.
               These products are marketed through direct sales. Ample raw materials are available locally in Hawaii and, as to rock products, the Company has exclusive rights to a quarry containing many years' reserves. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are in price and service, since an appreciable portion of the segment's business is obtained through competitive bidding.

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

               (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and eight times annually. Average days' sales in accounts receivable range between 44 and 93 for all segments.

               (v) The value of backlog orders at November 30, 1997 and 1996 by industry segment is shown below. A substantial portion of the November 30, 1997 backlog is expected to be billed and recorded as sales during the fiscal year 1998.


          Industry Segment                             1997          1996
          ----------------                           -------       --------
                                                           (in thousands)
          Protective Coatings Group                 $   6,580       $ 10,291
          Fiberglass Pipe Group                        25,440         19,819
          Concrete & Steel Pipe Group                  71,463         59,718
          Construction & Allied Products Group         21,899         14,978
                                                    ---------       --------

                    Total                            $125,382       $104,806
                                                    ---------       --------
                                                    ---------       --------

          (vi) The results of uncontrolled affiliated companies are not reflected in the amounts reported for each industry segment.

          (vii) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any single competitive situation which would be material to an understanding of the business.

          (viii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Longer term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management. Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.

(2)  a)   Approximate expense during each of the last three fiscal years for
          Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 52 of the Annual Report, which information is incorporated herein by reference.

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

     d) At year-end the Company and its consolidated subsidiaries employed approximately 2,761 persons. Of those, approximately 900 were covered by labor union contracts, and there are four separate bargaining agreements subject to renegotiation in 1998.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (6) and (17) of Notes to Consolidated Financial Statements on pages 53, 54, 58, 60 and 61 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from domestic operations during the last three fiscal years were:

                           In thousands
                           ------------
               1997           $38,815
               1996            30,980
               1995            15,552


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


INDUSTRY SEGMENT - GROUP

     Division - Location                                                  Description
     -------------------                                                  -----------
PROTECTIVE COATINGS GROUP

     Protective Coatings division - USA
          Brea, CA                                                 Office, Laboratory
          Little Rock, AR                                               Office, Plant

     Ameron B.V.
          Geldermalsen, The Netherlands                                 Office, Plant

FIBERGLASS PIPE GROUP

     Fiberglass Pipe division - USA
          Houston, TX                                                         *Office
          Burkburnett, TX                                               Office, Plant

     Centron International, Inc.
          Mineral Wells, TX                                             Office, Plant


     Ameron B.V.
          Geldermalsen, The Netherlands                                 Office, Plant

     Ameron (Pte) Ltd.
          Singapore                                                    *Office, Plant

     Ameron Malaysia Sdn. Bhd.
          Malaysia                                                     *Office,Plant

CONCRETE AND STEEL PIPE GROUP

     Southern division
          Rancho Cucamonga, CA                                                *Office
          Etiwanda, CA                                                          Plant
          Fontana, CA                                                  *Office, Plant
          Lakeside, CA                                                          Plant
          Phoenix, AZ                                                   Office, Plant

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

     Pole Products division
          Fillmore, CA                                                  Office, Plant
          Oakland, CA                                                          *Plant
          Everett, WA                                                  *Office, Plant
          Tulsa, OK                                                    *Office, Plant
          Ventura, CA                                                         *Office


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

The Company internally, as well as through independent third party consultants, has conducted engineering analyses regarding the allegations that the CAP siphons were defective and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements, and therefore it is not liable for any claims relating to the siphons, whether by the CAWCD or by the USBR. The Company has recorded provisions deemed adequate by the Company to permit it to continue to vigorously defend its position in this matter. The Company believes that it has meritorious defenses to these actions and that resultant liability, if any, should not have a material adverse effect on the financial position of the Company or its results of operations.

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



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)


ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1997 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.


    Name                 Age        Title and Year Elected as Officer
-----------------        ---  -------------------------------------------

George J. Fischer        63   Senior Vice President, Human Resources     1992

Raymond E. Foscante      55   Senior Vice President, Technology and
                              Business Development                       1996

Thomas P. Giese          53   Vice President; Group President Concrete
                              & Steel Pipe Group                         1997

James R. McLaughlin      50   Vice President & Treasurer                 1997

Dewey H. Norton          53   Vice President, Controller                 1997

Gordon G. Robertson      58   Vice President; Group President
                              Fiberglass Pipe Group                      1997

Javier Solis             51   Senior Vice President of Administration,
                              Secretary & General Counsel                1984


S. Daniel Stracner       51   Vice President, Communications &
                              Public Affairs                             1993

Michael J. Tornberg      50   Vice President; Group President
                              Protective Coatings Group                  1997

Gary Wagner              46   Senior Vice President & Chief Financial
                              Officer                                    1990

Robert F. Wilkinson      58   Vice President; President Ameron Hawaii    1997


All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Messrs. McLaughlin, Norton, Tornberg and Wilkinson.

Mr. McLaughlin joined the Company in 1994 as Director of Financial Planning and Analysis. In 1997 he was named Vice President and Treasurer. Prior to joining the Company, he was Director of Operational Analysis for GenCorp Polymer Products, a division of GenCorp Inc.

Prior to joining the Company in 1997 as Vice President, Controller, Mr. Norton was Vice President, Finance with Baldwin Filters since 1993.

Mr. Tornberg joined the Company in 1995 as Vice President, Business Development. In 1996 he was named Group President, Protective Coatings Group. Prior to coming to the Company, he was with GenCorp Inc. where he served as Director of Operations for the Coated Fabrics and Wallcovering businesses and Vice President of the Residential Wallcoverings Division from 1988.

Mr. Wilkinson joined the Company in mid-1996 and was named President of Ameron
Hawaii in December.   Prior to that time he served as President and Chief
Executive Officer of Sinclair Paint Company and as President and Chief Operating Officer of Frazee Paint Company.




                                       PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS



The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 20, 1998, there were 1,617 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during that period are set out under the caption Per Share Data shown on page 58 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (12) of Notes to Consolidated Financial Statements on page 56 of the Annual Report, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA


The information required by this item is contained in the Selected Consolidated Financial Information shown on page 42 of the Annual Report, which information is incorporated herein by reference.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The information required by this item with respect to fiscal years 1997 and 1996 is shown under Ameron 1997 Financial Review on pages 43-46 of the Annual Report, which information is incorporated herein by reference. The information required for 1995 is as follows:

Results of Operations: 1995 Compared with 1994

GENERAL. Net income in 1995 was $12.5 million or $3.15 per share on sales of $481.4 million, compared to net income of $10.8 million or $2.75 per share on sales of $417.7 million in 1994. Results in 1994 included a gain on the sale of a non-strategic steel fabrication subsidiary in Colombia, which resulted in a net after-tax gain of $1.8 million or $.46 per share. After adjusting for the gain on the sale of this subsidiary, earnings per share for 1994 were $2.29. The increase in 1995 earnings over equivalent 1994 earnings was 38%.

The sales and earnings improvement over 1994 reflects a significant increase in concrete and steel pipe deliveries in California, as well as improved performance by the Fiberglass Pipe business segment. Net income in 1995 also benefited from improved performance at certain affiliated companies.

SALES. Compared to 1994, sales increased $63.7 million or 15% in 1995, primarily because of significantly improved deliveries of concrete and steel pipe in California and increased shipments of fiberglass pipe to Central Africa, the Middle East, Europe and the Pacific Rim. These sales increases were partially offset by lower Protective Coatings shipments to North Africa from the Company's subsidiary in The Netherlands.

Protective Coatings sales were $130.5 million in 1995 compared to $134.2 million in 1994. Sales of protective coatings and product finishes in the U.S. increased over 1994 record sales. Ameron's product line based on proprietary PSX-Registered Trademark- technology continued to grow as an important component of its high-performance product sales. The primary product in that series, PSX 700, tripled sales in 1995 compared to 1994 and was among the segment's top five products in sales volume. Modest gains were made in key U.S. market segments, notably rail, marine and offshore. Sales in Europe, while adversely affected by the reduction in shipments to North Africa, showed improvements in core industrial segments in Western and Eastern Europe and in the Middle East.

Fiberglass Pipe sales improved to $82.8 million in 1995, versus $66.2 million in 1994. The increase in sales can be attributed to strong oilfield, industrial, offshore and marine markets in Europe, Central Africa, the Middle East and the Pacific Rim. Sales in the U.S. declined during 1995.

Concrete and Steel Pipe sales totaled $153.2 million in 1995, compared to $101.6 million in 1994. The primary reason for the $51.6 million increase was the commencement of several major water transmission pipelines in California, including the Coastal Aqueduct, the Eastside pipeline and the Los Vaqueros pipeline -- the largest concrete pipe contract in Ameron's history.

Construction & Allied Products sales totaled $115.0 million in 1995 compared to $115.6 million in 1994. The Pole Products business enjoyed significant growth in traffic signal, highway lighting and street lighting applications due to broader geographic coverage. The Company's Hawaiian operation, which is the largest supplier of ready-mix concrete on the Islands continued to experience a downturn in sales due to reduced construction spending in Hawaii.

GROSS PROFIT. Gross profit of $116.7 million in 1995 was higher than the $104.0 million reported in 1994. The improvement in gross profit in 1995 was due mainly to the increase in sales volume in 1995, as discussed above. Gross profit as a percent of sales declined from 24.9% in 1994 to 24.2% in 1995. The decrease in margin resulted principally from a change in the product mix caused by higher sales of lower margin concrete and steel pipe, coupled with decreased margins due to higher raw material costs and competitive pricing in the Protective Coatings segment. This decline was partially offset by improved gross profit margins in the Company's other business segments as a result of improved pricing and increased capacity utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $95.8 million in 1995 or 19.9% of sales, compared to $86.8 million or 20.8% of sales in 1994. The $9.0 million increase was attributable primarily to the substantial increase in business activity over 1994.

GAIN ON THE SALE OF ASSETS. The gain from the sale of assets in 1994 was realized principally from the divestiture of a wholly-owned non-strategic steel fabrication subsidiary in Colombia.

OTHER INCOME. Equity in earnings of affiliated companies recorded in 1995 totaled $3.8 million, an increase of $2.2 million from 1994. Two affiliates, Tamco, which operates a steel mini-mill in Southern California, and Bondstrand, Ltd., a fiberglass pipe manufacturer in Saudi Arabia, reported higher sales and earnings in 1995. Sales and earnings of the Company's concrete pipe producing affiliates, Gifford-Hill-American, Inc. in Texas and Ameron Saudi Arabia, Ltd. were lower in 1995 than in the previous year.

Royalty and fee income from affiliated companies and licensees declined in 1995 from the prior year as a result of decreased sales reported by affiliated companies. Foreign currency losses were incurred by the Company's Colombian and European operations. Miscellaneous income included sublease and property rental income as well as other income from various sources.

INTEREST. Interest expense totaled $11.7 million in 1995, an increase of $.5 million from 1994 due to higher borrowing levels maintained throughout the year.





ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements, the report thereon of Arthur Andersen LLP dated January 19, 1998 and Notes to Consolidated Financial Statements comprising pages 47 through 59 of the Annual Report, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not applicable)

                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 25, 1998 in connection with the Annual Meeting of Stockholders to be held on March 25, 1998. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.



ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT*


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 2-, 1998 in connection with the 1998 Annual Meeting of Stockholders to be held on March 25, 1998. Such information is incorporated herein by reference.

                                       PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(a) (1)   FINANCIAL STATEMENTS:

          The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                            INDEX TO FINANCIAL STATEMENTS


                     Statement                                   Page Reference
                     ---------                                   to Annual Report
                                                                 ----------------
          Consolidated Statements of Operations for the years
          ended November 30, 1997, 1996 and 1995                        47

          Consolidated Balance Sheets at November 30, 1997
          and 1996                                                     48-49

          Consolidated Statements of Cash Flows for the years
          ended November 30, 1997, 1996 and 1995                        50

          Consolidated Statements of Stockholders' Equity
          for the years ended November 30, 1997, 1996 and 1995          51

          Notes to Consolidated Financial Statements                   52-58


          (i) Summarized information as to the financial condition and results of operations for Gifford-Hill-American, Inc., Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and Tamco are presented in Note (6) of Notes to Consolidated Financial Statements on pages 53-54 the Annual Report, which information is incorporated herein by reference.

(a) (2)   FINANCIAL STATEMENT SCHEDULES:

          The following additional financial data should be read in conjunction with the consolidated financial statements in the 1997 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.


                                                                      Pages of
     Schedule  Schedules of Ameron International and Subsidiaries    This Report
     --------  --------------------------------------------------    -----------

                  Report of Independent Public Accountants               14

        II        Valuation and Qualifying Accounts and Reserves        15-17

(a) (3) EXHIBITS

          3(i) Certificate of Incorporation [Incorporated by reference to Annual Report on Form 10-K filed with the Commission for Registrant's fiscal year ended November 30, 1996.]

          3(ii)     Bylaws

          4         Instrument Defining the Rights of Security Holders,
                    Including Indentures

                    1. Note Agreement dated September 1, 1990 re: Senior
                       Notes due September 15, 2000, which document is incorporated by reference to Annual Report on Form 10-K filed with the Commission for Registrant's fiscal year ended November 30, 1990.

                    2. Note Agreement dated November 15, 1991 re: Senior
                       Notes due November 15, 1998, which document is incorporated by reference to Annual Report on Form
                       10-K filed with the Commission for Registrant's fiscal year ended November 30, 1991.

                    3. Note Purchase Agreement dated August 28, 1996 re:
                       Senior Notes due September 1, 2006, which document is incorporated by reference to Annual Report on Form 10-K filed with the Commission for Registrant's fiscal year ended November 30, 1996.

                    The Company agrees to provide to the Securities and Exchange Commission, on request, copies of instruments defining the rights of security holders of long-term debt of the Company.

          10        Material Contracts

          13        Annual Report

          21        Subsidiaries of the Registrant

          23        Consent of Independent Public Accountants


(b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed by the Corporation on September 25, 1997 reporting under Item 5 the financial results for the Company's third quarter ended August 31, 1997.


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                       ----------------------------------------

To the Stockholders and the Board of Directors, Ameron International
Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ameron's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 19, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP
Los Angeles, California
January 19, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERON INTERNATIONAL CORPORATION


                    By:/s/ Javier Solis
                       -----------------------------------------------
                       Javier Solis, Senior Vice President & Secretary
Date:  February 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date: 2-26-98     /s/ James S. Marlen                Director, Chairman of the Board, President and
                  ---------------------------------  Chief Executive Officer (Principal Executive
                  James S. Marlen                    Officer)


Date: 2-24-98     /s/ Gary Wagner                    Senior Vice President & Chief Financial Officer
                  ---------------------------------  (Principal Financial & Accounting Officer)
                  Gary Wagner


Date: 2-24-98     /s/ Stephen W. Foss                Director
                  ---------------------------------
                  Stephen W. Foss


Date:                                                Director
                  ---------------------------------
                  A. Frederick Gerstell


Date:                                                Director
                  ---------------------------------
                  J. Michael Hagan


Date: 2-24-98     /s/ Terry L. Haines                Director
                  ---------------------------------
                  Terry L. Haines


Date: 2-24-98     /s/ John F. King                   Director
                  ---------------------------------
                  John F. King


Date: 2-16-98     /s/ Alan L. Ockene                 Director
                  ---------------------------------
                  Alan L. Ockene


Date: 2-24-98     /s/ Richard J. Pearson             Director
                  ---------------------------------
                  Richard J. Pearson


Date: 2-24-98     /s/ David L. Sliney                Director
                  ---------------------------------
                  David L. Sliney


Date: 2-13-98     /s/ F. H. Fentener van Vlissingen  Director
                  ---------------------------------
                  F. H. Fentener van Vlissingen


              AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED NOVEMBER 30, 1997
                                (In thousands)


                                               Addi-      Deduc-
                                               tions      tions,
                                 Balance      Charged      Pay-      Reclas-
                                   at           to         ments     sifica-        Balance
                                 Begin-        Costs        and       tions           at
                                  ning          and        Write-      and            End
     Classification              of Year      Expense       offs      Others        of Year
---------------------------    -----------   ---------    --------   ---------    ----------
                               Deducted from asset accounts

Allowance for
 doubtful accounts             $    5,939    $    1,798   $ (1,692)  $   (643)    $    5,402


Reserve for realization
 of investments in
 affiliates                    $     9,595   $    1,700   $      -   $      -     $   11,295


Reserve for write-down
 of assets related to
 certain foreign
 affiliates                    $      3,853  $        -   $      -   $      -     $    3,853



                               Included in current liabilities
Reserve for pending
 claims and litigation         $      5,188  $    1,409   $ (3,140)  $    (115)   $    3,342


Restructuring reserve          $        346  $       62   $   (410)  $       2    $        -


Other reserves                 $        679  $      620   $   (938)  $      15    $      376


Reserve for self-insured
 programs                      $      6,317  $      443   $ (4,010)  $    (697)    $    2,053



                               Included in long-term liabilities
Reserve for pending
 claims and litigation         $     14,927  $    1,850   $   (947)  $      57    $   15,887


Other Reserves                 $          -  $      125   $    (84)  $       -    $       41


Reserve for self-insured
 programs                      $      6,771  $        -   $      -   $     900    $    7,671


              AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED NOVEMBER 30, 1996
                                (In thousands)

                                               Addi-      Deduc-
                                               tions      tions,
                                 Balance      Charged      Pay-      Reclas-
                                   at           to         ments     sifica-        Balance
                                 Begin-        Costs        and       tions           at
                                  ning          and        Write-      and            End
     Classification              of Year      Expense       offs      Others        of Year
---------------------------    -----------   ---------    --------   ---------    ----------

                               Deducted from asset accounts
Allowance for
 doubtful accounts             $      4,800  $    2,583   $ (1,325)  $   (119)    $    5,939


Reserve for realization
 of investments in
 affiliates                    $      9,359  $    1,408   $ (1,172)  $      -     $    9,595


Reserve for write-down
 of assets related to
 certain foreign
 affiliates                    $      3,219  $      694   $    (60)  $      -     $    3,853



                               Included in current liabilities
Reserve for pending
 claims and litigation         $      3,086  $    3,864   $ (1,718)  $    (44)    $    5,188


Restructuring reserve          $        539  $      (94)  $    (99)  $      -     $      346


Other reserves                 $        764  $      616   $   (761)  $     60     $      679


Reserve for self-insured
 programs                      $      5,874  $    6,564   $ (6,121)  $      -     $    6,317



                               Included in long-term liabilities
Reserve for pending
 claims and litigation         $     13,788  $    2,174   $ (1,035)  $      -     $   14,927


Restructuring reserve          $      1,261  $     (430)  $   (831)  $      -     $        -


Reserve for self-insured
 programs                      $      6,771  $        -   $      -   $      -     $    6,771


                                      16

              AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED NOVEMBER 30, 1995
                                (In thousands)

                                               Addi-      Deduc-
                                               tions      tions,
                                 Balance      Charged      Pay-      Reclas-
                                   at           to         ments     sifica-        Balance
                                 Begin-        Costs        and       tions           at
                                  ning          and        Write-      and            End
     Classification              of Year      Expense       offs      Others        of Year
---------------------------    -----------   ---------    --------   ---------    ----------

                               Deducted from asset accounts
Allowance for
 doubtful accounts             $      4,135  $    1,710   $ (1,138)  $      93    $    4,800


Reserve for investments
 in affiliates                 $      9,748  $        -   $      -   $    (389)   $    9,359


Reserve for write-down
 of assets related to
 certain foreign
 affiliates                    $      3,216  $        3   $      -   $       -    $    3,219



                               Included in current liabilities
Reserve for pending
 claims and litigation         $      6,218  $    1,109   $ (1,894)  $  (2,347)    $   3,086


Restructuring reserve          $      3,646  $        -   $ (1,846)  $  (1,261)    $     539


Other reserves                 $      1,336  $       62   $   (633)  $      (1)    $     764


Reserve for self-insured
 programs                      $      4,392  $    5,413   $ (3,931)  $       -     $   5,874



                               Included in long-term liabilities
Reserve for pending
 claims and litigation         $     10,429  $    1,330   $   (387)  $   2,416     $  13,788


Restructuring reserve          $          -  $        -   $      -   $   1,261     $   1,261

Reserve for self-insured
 programs                      $      6,771  $        -   $      -   $       -     $   6,771

(1) Included as equity in earnings of affiliated companies in Consolidated
Statement of Income

                                      17