Form 10-Q
period 1998-02-28
AMERON INTERNATIONAL CORP
filed 1998-04-09
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended February 28, 1998

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

                       245 South Los Robles Avenue
                     Pasadena, California 91101-2820
                 (Address of principal executive offices)
                     Telephone Number (626) 683-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,007,112 on March 31, 1998. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Statements of Comprehensive Income          4

              Consolidated Balance Sheets                              5

              Consolidated Statements of Cash Flows                    6

              Notes to Consolidated Financial Statements               7

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            11


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     13

  Item 6.   Exhibits and Reports on Form 8-K                          13


SIGNATURE PAGE                                                        14

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                                       Three Months Ended
                                                          February 28,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
Net Sales                                              $102,526   $108,261
Cost of Sales                                            78,324     80,578
                                                       --------   --------
Gross Profit                                             24,202     27,683

Selling, General and
 Administrative Expenses                                 25,046     26,283
                                                       --------   --------
Operating Profit/(Loss)                                    (844)     1,400

Royalty, Equity and Other Income                          1,771      2,619
                                                       --------   --------
Income before Interest
 and Income Taxes                                           927      4,019

Interest Income                                             154         85

Interest Expense                                          2,647      2,541
                                                       --------   --------
Income/(Loss) Before Income Taxes                        (1,566)     1,563

Provision/(Benefit) for Income Taxes                       (626)       625
                                                       --------   --------
Net Income/(Loss)                                      $   (940)  $    938
                                                       ========   ========

Basic Net Income/(Loss) per Share                      $   (.23)  $    .23
                                                       ========   ========

Diluted Net Income/(Loss) per Share                    $   (.23)  $    .23
                                                       ========   ========

Weighted Average Common Shares Outstanding            4,005,956  4,000,443
                                                      =========  =========

Diluted Common Shares Outstanding                     4,005,956  4,067,138
                                                      =========  =========

Cash Dividends per Share                               $    .32   $    .32
                                                       ========   ========

See accompanying notes to financial statements.

            Ameron International Corporation and Subsidiaries
             Consolidated Statements of Comprehensive Income
                              (In thousands)

                                                       Three Months Ended
                                                          February 28,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------

Net Income/(Loss)                                      $   (940)  $    938

Other Comprehensive Income/(Loss):

   Foreign Currency Translation Adjustment               (2,837)    (3,644)
                                                       --------   --------
   Other Comprehensive Income/(Loss) before Tax          (2,837)    (3,644)

   Income Tax (Expense)/Benefit Related to Other
       Comprehensive Income                               1,135      1,458
                                                       --------   --------

   Other Comprehensive Income/(Loss), Net of Tax         (1,702)    (2,186)
                                                       --------   --------

Comprehensive Income/(Loss)                              (2,642)    (1,248)
                                                       ========   ========






























                                  Page 4
              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                       Feb. 28,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
ASSETS
Current Assets
  Cash and cash equivalents                            $  6,973   $  9,848
  Receivables, net                                      105,169    122,352
  Inventories                                           107,958     95,752
  Deferred income tax benefits                            8,246      9,083
  Prepaid expenses and other                              5,360      4,257
                                                       --------   --------
    Total current assets                                233,706    241,292
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         33,541     33,777
Property, Plant and Equipment, net                      128,149    127,678
Other Assets                                             28,494     30,478
                                                       --------   --------
Total Assets                                           $423,890   $433,225
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term borrowings                                $    585   $    715
  Current portion of long-term debt                      17,635     17,654
  Trade payables                                         35,868     31,988
  Accrued liabilities                                    28,846     32,561
  Income taxes                                            4,437      4,347
                                                       --------   --------
    Total current liabilities                            87,371     87,265
Deferred Income Taxes                                     1,320      2,907
Long-term Debt, less current portion                    142,733    140,917
Other Long-term Liabilities                              44,512     49,154
                                                       --------   --------
  Total liabilities                                     275,936    280,243
Stockholders' Equity
  Common stock, par value $2.50 a share,
    Authorized, 12,000,000 shares,
    Outstanding, 4,006,362 shares at
    February 28, 1998 and 4,005,487 shares
    at November 30, 1997, net of treasury shares         12,948     12,946
  Additional paid-in capital                             16,998     16,969
  Retained earnings                                     169,347    171,569
  Accumulated other comprehensive income/(loss)          (8,560)    (5,723)
  Treasury stock (1,172,900 shares), at cost            (42,779)   (42,779)
                                                       --------   --------
    Total stockholders' equity                          147,954    152,982
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $423,890   $433,225
                                                       ========   ========

See accompanying notes to financial statements

           Ameron International Corporation and Subsidiaries
                 Consolidated Statements of Cash Flows
                             (In thousands)

                                                        Three Month Ended
                                                          February 28,
                                                       -------------------
                                                         1998      1997
                                                       --------   --------
Cash Flow from Operating Activities
  Net Income/(Loss)                                    $   (940)  $    938
  Adjustments to reconcile to net cash
   provided by (used in) operating activities:
    Depreciation                                          3,916      3,927
    Amortization                                            308        156
    Equity in earnings of affiliated companies             (372)      (531)
    Dividends from affiliated companies                     611      1,137
    Other, net                                              277        216
  Changes in operating assets and liabilities:
    Change in receivables                                16,310        755
    Change in inventories                               (12,711)   (11,802)
    Change in other current assets                         (281)      (794)
    Change in trade payables and
     other current liabilities                              707     (7,871)
    Change in other assets and liabilities, net          (4,292)       996
                                                       --------   --------
      Net cash provided by (used in)
        operating activities                              3,533    (12,873)

Cash Flow from Investing Activities
   Proceeds from sale of assets                              58         41
   Additions to property, plant and equipment            (6,832)    (5,290)
   Other                                                   (333)      (253)
                                                       --------   --------
     Net cash used in investing activities               (7,107)    (5,502)

Cash Flow from Financing Activities
  Net change in debt with maturities
   of three months or less                                 (130)       (32)
  Issuance of debt                                        2,312     15,452
  Repayment of debt                                        (160)    (2,960)
  Dividends to common stockholders                       (1,282)    (1,280)
  Issuance of common stock                                   31        566
                                                       --------   --------
    Net cash provided by financing activities               771     11,746

Effect of Exchange Rate Changes
 on Cash and Equivalents                                    (72)      (315)
                                                       --------   --------
Net Change in Cash and Equivalents                       (2,875)    (6,944)
Beginning Cash and Equivalents Balance                    9,848     18,381
                                                       --------   --------
Ending Cash and Equivalents Balance                    $  6,973   $ 11,437
                                                       ========   ========

See accompanying notes to financial statements

              Ameron International Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
               (In thousands except share and per share data)
                            February 28, 1998


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at February 28, 1998 and the consolidated statements of income for the three-month periods ended February 28, 1998 and 1997, and cash flows for the three-month periods ended February 28, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1997.

The Company adopts Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share" and No. 130 (SFAS 130), "Reporting Comprehensive Income" in its fiscal year 1998. As a result, the Company's reported earnings per share for 1997 were restated. The effect of this accounting change makes no difference on previously reported earnings per share. The full disclosure are in Note 6 and 7 below.

Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at February 28, 1998 and November 30, 1997 were comprised of the following:
                                            Feb. 28,    Nov. 30,
                                              1998        1997
                                            --------    --------
       Finished products                    $ 61,197    $ 56,989
       Products in process                    27,453      18,791
       Materials and supplies                 19,308      19,972
                                            --------    --------
       Total Inventories                    $107,958    $ 95,752
                                            ========    ========

Note 3. Other Cash Flow Information:

                                                        Three Months Ended
                                                           February 28,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------

  Interest paid                                        $  1,073   $    412
                                                       ========   ========
  Income taxes paid                                    $    333   $  2,559
                                                       ========   ========


Note 4.  Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                                                        Three Months Ended
                                                          February 28,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
Net Sales                                              $ 19,302   $  6,476

Gross Profit                                           $  5,279   $    621

Net Income (Loss)                                      $  1,607   $ (1,404)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three-month periods ended February 28, 1998 and January 31, 1997 and operating results for Ameron Saudi Arabia, Ltd. for the three-month periods ended December 31, 1997 and 1996.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis-Ameron, Ltd. follow:

                                                       Three Months Ended
                                                          February 28,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
Net Sales                                              $ 36,445   $ 33,912

Gross Profit                                           $  8,447   $  6,169

Net Income                                             $  2,936   $  1,874

Amounts shown above include operating results for Tamco for the three-month periods stated, and operating results for Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three-month periods ended December 31, 1997 and 1996.

Note 5.  Income Taxes

The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of February 28, 1998 are as follows:

                                                                    Non-
                                                        Current    Current
                                                       --------   --------
Deferred Tax Assets
  Self-insurance & contingency reserves               $   1,240   $  7,840
  Employee benefits                                       1,978     11,075
  Accounts receivable                                     1,499        -
  Inventory                                               3,383        -
  Federal and State tax credits and
    loss carry forwards                                     -        2,347
  Miscellaneous                                             146       (307)
                                                       --------   --------
    Total Deferred Tax Asset                              8,246     20,955

Deferred Tax Liabilities
  Investments                                               -       (2,704)
  Fixed Assets                                              -      (19,571)
                                                       --------   --------
    Total Deferred Tax Liability                            -      (22,275)
                                                       --------   --------
       Net Deferred Tax Asset (Liability)              $  8,246   $ (1,320)
                                                       ========   ========



Note 6.  Comprehensive Income

The Company adopts Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in its fiscal year 1998. Accumulated other comprehensive income or loss is calculated as follow:

Accumulated Other Comprehensive Income/(Loss)

Foreign Currency Translation Adjustment:

   Balance at November 30, 1997 & 1996                   (5,723)     1,149

   Change during 1st Quarter                              (2,837)    (3,644)
                                                       --------   --------
   Balance at February 28, 1998 & 1997                   (8,560)    (2,495)
                                                       ========   ========

Note 7.  Earning Per Share

The Company adopts Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share" in its fiscal year 1998. As a result, the Company's reported earnings per share for 1997 were restated. The effect of this accounting change makes no difference on previously reported earnings per share. Earning per share is calculated as follow:
                                                                 Per-Share
                                          Income      Shares       Amount
                                         --------   ----------   ----------
For Period Ended February 28, 1997

Basic Earnings per Share
Income available to common stockholders   $938,000   4,000,443     $ .23
Options issued to employees & directors                 66,695
Diluted Earnings per Share                $938,000   4,067,138     $ .23


For Period Ended February 28, 1998

Basic Earnings per Share
Net (Loss) to common stockholders        ($940,000)  4,005,956    ($ .23)
Options issued to employees & directors*                     0
Diluted Earnings per Share               ($940,000)  4,005,956    ($ .23)


*Potentially dilutive securities that were not included in the computation of diluted EPS because to do so would have been antidilutive.

At February 28, 1998 and November 30, 1997, the Company's long-term debt consisted of the following:
                                                       Feb. 28,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63%, payable in annual principal
     installments of $5,000                             $  5,000   $  5,000
  9.79%, payable in annual principal
     installments of $12,000                              36,000     36,000
  7.92%, payable in annual principal
     installments of $8,333, commencing
     in 2001                                              50,000     50,000
Variable-rate industrial development bonds,
  payable in 2016 (3.45% at February 28, 1998)             7,200      7,200
Variable-rate unsecured bank revolving
  credit facilities (5.90% at February 28, 1998)          59,469     57,429
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders,
  with annual principal installments of
  approximately $635(4.01% at February 28, 1998)           2,699      2,942
                                                        --------   --------
                                                         160,368    158,571
Less current portion                                      17,635     17,654
                                                        --------   --------
                                                        $142,733   $140,917
                                                        ========   ========

                                Page 10
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

              Ameron International Corporation and Subsidiaries
                           February 28, 1998

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1997 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1998 the Company generated $3.5 million of cash from operating activities, principally as a result of lower receivables that was partially offset by an increase in inventory. Cash and cash equivalents at February 28,1998 totaled almost $7 million, a decrease of $2.9 million from November 30,1997.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital spending by the Company during this fiscal year will be between $15.0 million and $30.0 million, which will be funded from existing cash balances, cash generated from operations and existing lines of credit.

At February 28, 1998, the Company had approximately $67 million in unused credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - First Quarter

The Company reported a loss of 23 cents per share on sales of $102.5 million for the first quarter of fiscal 1998. For the similar period in 1997, the company reported earnings of 23 cents per share on sales of $108.2 million. The loss was attributed primarily to project delays caused by severe weather in major domestic markets.

The Protective Coatings and Concrete and Steel Pipe businesses reported lower sales and earnings from last year because of the severe El Nino-related weather. The military buildup in the Arabian Gulf, which delayed scheduled drydockings and maintenance for U.S. Navy ships, contributed to a shortfall in the Company's marine coatings business. A strike at the Company's main steel fabrication plant in Southern California also delayed shipments of welded steel pipe at the end of the quarter. The strike ended on March 25, 1998.

The Fiberglass Pipe business reported higher sales and earnings for the quarter compared to the same period in 1997, because of an improvement in the European operation and continued growth of the Centron operation.

Results from Ameron Hawaii, the Company's construction product business, reported higher sales and earnings for the quarter compared to the same period in 1997, because of the timing of projects and higher efficiency as a result of a reorganization that was implemented during the second half of 1997. The outlook for the construction sector in Hawaii remains sluggish. The domestic Pole Products business reported lower sales and earnings than last year due to a softness in the Southern California market.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any of the above statements that refer to the Company's estimated or anticipated future results are forward looking and reflect the Company's current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting Ameron's businesses, including competitive conditions and changing market conditions. In addition, matters affecting the economy generally, including the state of economies worldwide, can affect the Company's results. These forward looking statements represent the Company's judgment only as of the date of this report. Actual results could differ materially, and, as a result, the reader is cautioned not to rely on these forward looking statements. The Company disclaims, however, any intent or obligation to update these forward looking statements.

Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

                    Terms of lending agreements place restrictions on cash dividends,borrowings, investments and guarantees, and require maintenance of specified minimum working capital and certain current ratios. Under the most restrictive provisions of these agreements, approximately $3.4 million of consolidated retained earnings was not restricted at February 28, 1998.


  Item 6.  Exhibits and Reports on Form 8-K

                    A report on Form 8-K was filed on February 2, 1998, related to a news release disclosing the Company's financial results for the year, which ended November 30, 1997.

                                 SIGNATURE PAGE




















Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  April 8, 1998

                                        /s/ Gary Wagner
                                        _______________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer