Form 10-K/A
period 1997-11-30
AMERON INTERNATIONAL CORP
filed 1998-04-22
CIK 790730

United States
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

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
(State of Incorporation)                  (I.R.S. EmployerIdentification No.)

                          245 South Los Robles Avenue
                               Pasadena, CA 91101
             (Address and Zip Code of principal executive offices)


Registrant's telephone number, including area code:  (626) 683-4000

Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
--------------------                                 ---------------------
Common Stock $2.50 par value                         New York Stock Exchange

Preferred Stock Purchase Rights                      New York Stock Exchange

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



                             PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K

(a) (3)   Exhibits                                             This Report
                                                               -----------
     3(i)   Certificate of Incorporation                           19

     3(ii)  Bylaws                                                 20

     4      Instrument Defining the Rights of Security Holders,
            Including Indentures                                   21

     10     Material Contracts                                     22

     13     Annual Report                                          23

     21     Subsidiaries of the Registrant                         24

     23     Consent of Independent Public Accountants              25

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERON INTERNATIONAL CORPORATION


                     By:/s/ Javier Solis
                        ----------------------------------------------
                        Javier Solis, Senior Vice President & Secretary

Date: April 22, 1998

INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES



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

4. Amended and Restated Rights Agreement dated December 16, 1996, which document is incorporated by reference to Form 8-A/A, Amendment No. 3 filed with the Commission on February 5, 1997.

The Company agrees to provide to the Securities and Exchange Commission, on request, copies of instruments defining the rights of security holders of long-term debt of the Company.

























                             EXHIBIT 4