Form 10-Q
period 1998-05-31
AMERON INTERNATIONAL CORP
filed 1998-07-15
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1998

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,014,862 on June 30, 1998. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10


PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     13

  Item 4.   Submission of Matters to a Vote of Security Holders       13

  Item 6.   Exhibits and Reports on Form 8-K                          13


SIGNATURE PAGE                                                        14

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended     Six Months Ended
                                           May 31,              May 31,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------
Net Sales                            $136,974  $131,525    $239,500  $239,786
Cost of Sales                         100,648    96,317     178,972   176,895
                                     --------  --------    --------  --------
Gross Profit                           36,326    35,208      60,528    62,891

Selling, General and
 Administrative Expenses               29,598    26,449      54,644    52,732
                                     --------  --------    --------  --------
Operating Profit                        6,728     8,759       5,884    10,159

Royalty, Equity and Other Income        3,692     2,326       5,463     4,945
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      10,420    11,085      11,347    15,104

Interest Income                            18        70         172       155
Interest Expense                        3,411     3,168       6,058     5,709
                                     --------  --------    --------  --------
Income before Income Taxes              7,027     7,987       5,461     9,550

Provision for Income Taxes              2,537     2,717       1,911     3,342
                                     --------  --------    --------  --------
Net Income                           $  4,490  $  5,270    $  3,550  $  6,208
                                     ========  ========    ========  ========

Basic Net Income per Share           $   1.12  $   1.32    $   0.89  $   1.55
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.09  $   1.30    $   0.86  $   1.53
                                     ========  ========    ========  ========
Weighted Average Common Shares
 Outstanding                        4,009,773 4,002,001   4,009,773 4,002,001
                                    ========= =========   ========= =========

Diluted Common Shares Outstanding   4,115,941 4,069,733   4,115,941 4,069,733
                                    ========= =========   ========= =========

Cash Dividends per Share             $    .32  $    .32    $    .64  $    .64
                                     ========  ========    ========  ========



See accompanying notes to financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                        May 31,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $  6,078   $  9,848
  Receivables, Net                                      129,258    122,352
  Inventories                                           125,993     95,752
  Deferred Income Tax Benefits                            7,993      9,083
  Prepaid Expenses and Other                              5,031      4,257
                                                       --------   --------
    Total Current Assets                                274,353    241,292
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         33,689     33,777
Property, Plant and Equipment, Net                      161,288    127,678
Other Assets                                             28,683     30,478
                                                       --------   --------
Total Assets                                           $498,013   $433,225
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  1,311   $    715
  Current Portion of Long-Term Debt                      17,645     17,654
  Trade Payables                                         43,106     31,988
  Accrued Liabilities                                    31,218     32,561
  Income Taxes                                            8,627      4,347
                                                       --------   --------
    Total Current Liabilities                           101,907     87,265
Deferred Income Taxes                                     2,047      2,907
Long-Term Debt, Less Current Portion                    201,117    140,917
Other Long-Term Liabilities                              41,580     49,154
                                                       --------   --------
  Total Liabilities                                     346,651    280,243
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized, 12,000,000 Shares,
    Outstanding, 4,014,862 Shares at
    May 31, 1998 and 4,005,487 Shares
    at November 30, 1997, Net of Treasury Shares         12,969     12,946
  Additional Paid-In Capital                             17,289     16,969
  Retained Earnings                                     172,553    171,569
  Accumulated Other Comprehensive Loss                   (8,670)    (5,723)
  Treasury Stock (1,172,900 shares), at Cost            (42,779)   (42,779)
                                                       --------   --------
    Total Stockholders' Equity                          151,362    152,982
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $498,013   $433,225
                                                       ========   ========
See accompanying notes to financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
Cash Flow from Operating Activities
  Net Income                                           $  3,550   $  6,208
  Adjustments to Reconcile to Net Cash
   Provided by (Used in) Operating Activities:
    Depreciation                                          8,179      7,847
    Amortization                                            610        160
    Equity in Earnings of Affiliated Companies           (2,600)    (1,319)
    Dividends from Affiliated Companies                   2,686      2,237
    Other, Net                                            2,901        477
  Changes in Operating Assets and Liabilities:
    Change in Receivables                                (6,188)    (5,033)
    Change in Inventories                               (14,754)   (24,266)
    Change in Other Current Assets                          981       (732)
    Change in Trade Payables and
     Other Current Liabilities                           12,602     (9,454)
    Change in Other Assets and Liabilities, Net          (6,576)     3,066
                                                       --------   --------
      Net Cash Provided by (Used in)
        Operating Activities                              1,391    (20,809)

Cash Flow from Investing Activities
  Proceeds from Sale of Assets                              326        355
  Additions to Property, Plant and Equipment, and
  Acquisitions                                          (61,129)   (11,496)
  Other                                                    (699)    (1,518)
                                                       --------   --------
      Net Cash Used in Investing Activities             (61,502)   (12,659)

Cash Flow from Financing Activities
  Net Change in Debt with Maturities
   of Three Months or Less                                  612       (423)
  Issuance of Debt                                       59,344     37,208
  Repayment of Debt                                      (1,323)    (5,510)
  Dividends to Common Stockholders                       (2,566)    (2,561)
  Issuance of Common Stock                                  343        628
                                                       --------   --------
      Net Cash Provided by Financing Activities          56,410     29,342

Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                               (69)      (354)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (3,770)    (4,480)
Beginning Cash and Cash Equivalents Balance               9,848     18,381
                                                       --------   --------
Ending Cash and Cash Equivalents Balance               $  6,078   $ 13,901
                                                       ========   ========
See accompanying notes to financial statements
                                     Page 5


             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
               (In thousands except share and per share data)
                              May 31, 1998


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at May 31, 1998, and the consolidated statements of income for the three- and six-month periods ended May 31, 1998 and 1997, and cash flows for the six-month periods ended May 31, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1997.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at May 31, 1998 and November 30, 1997 were comprised of the following:

                                             May 31,    Nov. 30,
                                              1998        1997
                                            --------    --------
       Finished Products                    $ 80,305    $ 56,989
       Products in Process                    24,332      18,791
       Materials and Supplies                 21,356      19,972
                                            --------    --------
       Total Inventories                    $125,993    $ 95,752
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                         Six Months Ended
                                                              May 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------

  Interest Paid                                        $  6,422   $  5,687

  Income Taxes Paid                                    $  1,613   $  3,949




                                     Page 6



Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1998       1997          1998       1997
                              --------   --------      --------   --------
Net Sales                     $ 19,696   $ 11,507      $ 38,998   $ 17,983

Gross Profit                  $  4,349   $  2,208      $  9,628   $  2,829

Net Income/(Loss)             $    719   $   (245)     $  2,326   $ (1,649)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and six-month periods ended May 31, 1998 and 1997 and operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1998 and 1997.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow:

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1998       1997          1998      1997
                              --------   --------      --------   --------
Net Sales                     $ 43,424   $ 44,166      $ 79,869   $ 78,078

Gross Profit                  $  9,464   $  7,727      $ 17,911   $ 13,896

Net Income                    $  3,786   $  2,672      $  6,722   $  4,546

Amounts shown above include operating results for Tamco for the three- and six-month periods ended May 31, 1998 and 1997 and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1998 and 1997.














                                    Page 7


Note 5.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" in the first quarter of fiscal year 1998. The Company recognized unrealized foreign currency translation losses of $110 and $161 for the three months ended May 31, 1998 and 1997, respectively, and losses of $2,947 and $3,805 for the six months ended May 31, 1998 and 1997, respectively.


Note 6.  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128
(SFAS 128), "Earnings per Share" in the first quarter of fiscal year 1998.
As a result, the Company's reported earnings per share for 1997 were restated. Earning per share is calculated as follow:

                                     Three Months Ended     Six Months Ended
                                           May 31,              May 31,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------

Income Available to Common
   Stockholders                        $4,490    $5,270      $3,550    $6,208
                                     --------  --------    --------  --------

Weighted Average Common Shares
   Outstanding                      4,009,773 4,002,001   4,009,773 4,002,001

Options Issued to Employees
   & Directors                        106,168    67,732     106,168    67,732

Diluted Common Shares
   Outstanding                      4,115,941 4,069,733   4,115,941 4,069,733


Basic Net Income per Share           $   1.12  $   1.32    $   0.89  $   1.55
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.09  $   1.30    $   0.86  $   1.53
                                     ========  ========    ========  ========

















                                    Page 8
Note 7. Debt

At May 31, 1998 and November 30, 1997, the Company's long-term debt consists of the following:

                                                        May 31,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63% payable in annual principal
    installments of $5,000                             $  5,000   $  5,000
  9.79% payable in annual principal
    installments of $12,000                              36,000     36,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.90% at May 31, 1998)                 7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 6.29% at May 31, 1998) 117,980 57,429 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $645 (4.39% at May 31, 1998)                            2,582      2,942
                                                       --------   --------
                                                        218,762    158,571
  Less - Current portion                                 17,645     17,654
                                                       --------   --------
                                                       $201,117   $140,917
                                                       ========   ========

Note 8. Acquisition

On April 9, the Company acquired for cash totaling approximately $45,000 the worldwide industrial coatings business of United Kingdom-based Croda International Plc. The acquisition was accounted for as a purchase and its results of operations were included in the Company's consolidated financial statements from the date of acquisition in the second quarter of fiscal 1998. The acquisition's impact on earnings was immaterial for the second quarter of fiscal 1998.

On April 20, the Company acquired for cash the fiberglass pipe and fittings business of Hope Composites 2000, Inc., a privately-owned company based in Atlanta, Georgia. The acquisition was accounted for as a purchase and its results of operations were included in the Company's consolidated financial statements from the date of acquisition in the second quarter of fiscal 1998. The acquisition's impact on earnings was immaterial for the second quarter of fiscal 1998.










                                    Page 9


PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                           May 31, 1998

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1997 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended May 31, 1998, the Company generated $1.4 million of cash from operating activities compared to $20.8 million of cash used during the six-month period ended May 31, 1997. The change in working capital reflects higher inventory levels and receivables caused by the Croda Coatings acquisition and the seasonal demands of the Concrete and Steel Pipe and Protective Coatings businesses.

Cash used in investing activities consisted of business acquisitions and capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during this fiscal year will be between $25.0 million and $35.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Additional net borrowings of $58.6 million plus $0.3 million from the issuance of common stock were used for the business acquisitions, capital expenditures, increased working capital requirements and payment of common dividends of $2.6 million. Cash and cash equivalents at May 31, 1998 totaled $6.1 million, a decrease of $3.8 million from November 30, 1997.

At May 31, 1998, the Company had approximately $83.4 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.














                                 Page 10
RESULTS OF OPERATIONS - SECOND QUARTER

The Company earned $1.09 per diluted share and $1.12 per basic share on sales of $137 million for the second quarter of fiscal 1998, compared to $1.30 per diluted share and $1.32 per basic share on sales of $131.5 million for the same period last year.

The decline in second quarter earnings was the result of lower sales of concrete and steel pipe and the Company's traditional protective coatings. Both the Protective Coatings and Concrete & Steel Pipe Groups were adversely affected by weather early in the quarter. Additionally, a strike at the Company's major steel pipe manufacturing facility during most of March delayed sales and reduced profitability.

The Fiberglass Pipe business reported higher sales and earnings for the quarter compared to the same period in 1997, because of improvement in the Europe operation and strong demand for fuel-handling products used in service station applications throughout the United States.

Results from Ameron Hawaii, the Company's construction products business, reported higher sales and earnings compared to the same period in 1997, due to the timing of projects in Hawaii and increased demand from the private sector. The domestic Pole Products business reported flat sales and lower earnings due to softness in the Southern California market.

Selling, General and Administrative (SG&A) expenses were higher for the quarter compared to the same period in 1997, primarily because of the acquisitions that took place in the quarter. These higher costs were partially offset by lower pension expenses.

Royalty, Equity and Other Income was higher because of higher equity income from affiliated companies.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned 86 cents per diluted share and 89 cents per basic share on sales of $239.5 million during the first half of fiscal 1998, compared to earnings of $1.53 per diluted share and $1.55 per basic share on sales of $239.8 million during the prior-year period.

The decline for the first half of 1998 was due primarily to lower sales of concrete and steel pipe and the Company's traditional protective coatings as a result of bad weather and a strike at the Company's major steel pipe manufacturing facility in Fontana, California.

Protective Coatings sales and earnings declined in the first half of 1998 due to U.S. weather-related problems, a slowdown in Europe caused by the continuing decline in oil prices and delays in orders from Eastern Europe and the former Soviet Union and competitive pressures in industrial maintenance markets in the U.S. and Europe.

The Fiberglass Pipe business reported substantially higher sales and earnings which came primarily from Centron and operations in the Netherlands.

Concrete and Steel Pipe reported sales significantly below last year due to the timing of project deliveries and impact of weather and the strike. Profits were negatively impacted by the reduced sales volume.

The construction products business in Hawaii posted higher sales and earnings because of the timing of projects and increased demand from the private sector. Earnings improved also because of higher efficiency as a result of a reorganization that was implemented during the second half of 1997. The outlook for the construction sector in Hawaii remains sluggish. The domestic Pole Products business reported lower sales and earnings than last year due to softness in the Southern California market.





CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any of the above statements that refer to the Company's estimated or anticipated future results are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting Ameron's businesses,including competitive conditions and changing market conditions. Matters affecting the economy generally, including the state of economies worldwide, can affect the Company's results. These forward-looking statements represent the Company's judgment only as of the date of this report. Since actual results could differ materially, the reader is cautioned not to rely on these forward-looking statements. Moreover, the Company disclaims any intent or obligation to update these forward looking statements.

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $11 million of consolidated retained earnings was not restricted at May 31, 1998.

  Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders was held on March 25, 1998. Represented at the meeting, in person or by proxy, were 3,372,090 shares of common stock (84.2% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

     1.   Election of Directors

          The three nominees for directors named in the Company's proxy statement, Messrs. J. Michael Hagan, Terry L. Haines, and Alan L. Ockene, received the greatest number of votes cast and were elected; each receiving not less than 3,339,206 votes.

          Other directors whose terms of office continued after the meeting are: Stephen W. Foss, A. Frederick Gerstell, John F. King, James S. Marlen, Richard J. Pearson and David L. Sliney.

     2.   Proposal to Ratify the Appointment of Auditors

          3,355,116 shares (99.5% of the shares represented at the meeting or 83.7% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal year 1998. Of the shares represented at the meeting, 11,236 shares (0.3%) voted against the proposal.

     3.   Approval of Key Executive Long-Term Cash Incentive Plan

          3,182,179 shares (94.4% of the shares represented at the meeting or 79.4% of the shares outstanding) voted in favor of the proposal to approve the Key Executive Long-Term Cash Incentive Plan. Of the shares represented at the meeting, 119,899 shares (3.6%) voted against the proposal.

  Item 6.  Exhibits and Reports on Form 8-K

          A Form 8-K was filed on April 2, 1998 to report the Company's first quarter 1998 sales and earnings.

          A Form 8-K was also filed on April 16, 1998 to report the acquisition through certain of the Company's wholly-owned subsidiaries, of the worldwide industrial coatings business of U.K.- based Croda International PLC.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  July 14, 1998

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer