Form 10-Q
period 1998-08-31
AMERON INTERNATIONAL CORP
filed 1998-10-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1998

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 4,030,112 on September 30, 1998. No other class of Common Stock exists.

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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                     Three Months Ended     Nine Months Ended
                                         August 31,             August 31,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------
Net Sales                            $155,707  $146,323    $395,207  $386,109
Cost of Sales                         117,565   107,833     296,537   284,728
                                     --------  --------    --------  --------
Gross Profit                           38,142    38,490      98,670   101,381

Selling, General and
 Administrative Expenses               26,276    27,375      80,920    80,107
                                     --------  --------    --------  --------
Operating Profit                       11,866    11,115      17,750    21,274

Royalty, Equity and Other Income        2,899     3,128       8,362     8,073
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      14,765    14,243      26,112    29,347

Interest Income                           149        36         321       191
Interest Expense                        5,409     3,432      11,467     9,141
                                     --------  --------    --------  --------
Income before Income Taxes              9,505    10,847      14,966    20,397

Provision for Income Taxes              3,327     3,797       5,238     7,139
                                     --------  --------    --------  --------
Net Income                           $  6,178  $  7,050    $  9,728  $ 13,258
                                     ========  ========    ========  ========

Basic Net Income per Share           $   1.54  $   1.76    $   2.42  $   3.31
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.51  $   1.72    $   2.37  $   3.25
                                     ========  ========    ========  ========
Weighted Average Common Shares
 Outstanding                        4,012,875 4,002,830   4,012,875 4,002,830
                                    ========= =========   ========= =========

Diluted Common Shares Outstanding   4,098,610 4,082,831   4,098,610 4,082,831
                                    ========= =========   ========= =========

Cash Dividends per Share             $    .32  $    .32    $    .96  $    .96
                                     ========  ========    ========  ========



See accompanying notes to financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands except share and per share data)

                                                       Aug. 31,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 10,149   $  9,848
  Receivables, Net                                      138,079    122,352
  Inventories                                           124,166     95,752
  Deferred Income Tax Benefits                            7,568      9,083
  Prepaid Expenses and Other                              4,309      4,257
                                                       --------   --------
    Total Current Assets                                284,271    241,292
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         33,689     33,777
Property, Plant and Equipment, Net                      160,773    127,678
Other Assets                                             28,715     30,478
                                                       --------   --------
Total Assets                                           $507,448   $433,225
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  3,949   $    715
  Current Portion of Long-Term Debt                      17,654     17,654
  Trade Payables                                         36,983     31,988
  Accrued Liabilities                                    39,554     32,561
  Income Taxes                                            9,308      4,347
                                                       --------   --------
    Total Current Liabilities                           107,448     87,265
Deferred Income Taxes                                     2,868      2,907
Long-Term Debt, Less Current Portion                    205,373    140,917
Other Long-Term Liabilities                              37,577     49,154
                                                       --------   --------
  Total Liabilities                                     353,266    280,243
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized, 12,000,000 Shares,
    Outstanding, 4,030,112 Shares at
    August 31, 1998 and 4,005,487 Shares
    at November 30, 1997, Net of Treasury Shares         13,007     12,946
  Additional Paid-In Capital                             17,828     16,969
  Retained Earnings                                     177,446    171,569
  Accumulated Other Comprehensive Loss                  (11,320)    (5,723)
  Treasury Stock (1,172,900 shares), at Cost            (42,779)   (42,779)
                                                       --------   --------
    Total Stockholders' Equity                          154,182    152,982
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $507,448   $433,225
                                                       ========   ========
See accompanying notes to financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                        Nine Months Ended
                                                             Aug. 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------
Cash Flow from Operating Activities
  Net Income                                           $  9,728   $ 13,258
  Adjustments to Reconcile to Net Cash
   Provided by (Used in) Operating Activities:
    Depreciation                                         12,931     11,884
    Amortization                                            883        199
    Equity in Earnings of Affiliated Companies           (4,367)    (2,749)
    Dividends from Affiliated Companies                   4,453      2,787
    Other, Net                                             (103)     1,493
  Changes in Operating Assets and Liabilities:
    Change in Receivables                               (15,205)   (12,497)
    Change in Inventories                               (13,626)   (24,545)
    Change in Other Current Assets                        2,055       (391)
    Change in Trade Payables and
     Other Current Liabilities                           16,180     (5,200)
    Change in Other Assets and Liabilities, Net          (9,597)      (872)
                                                       --------   --------
      Net Cash Provided by (Used in)
        Operating Activities                              3,332    (16,633)

Cash Flow from Investing Activities
  Proceeds from Sale of Assets                              732        532
  Additions to Property, Plant and Equipment, and
  Acquisitions                                          (64,797)   (17,607)
  Other                                                  (1,065)    (2,277)
                                                       --------   --------
      Net Cash Used in Investing Activities             (65,130)   (19,352)

Cash Flow from Financing Activities
  Net Change in Debt with Maturities
   of Three Months or Less                                3,176        128
  Issuance of Debt                                       64,116     51,653
  Repayment of Debt                                      (1,892)    (7,705)
  Dividends to Common Stockholders                       (3,851)    (3,843)
  Issuance of Common Stock                                  920        667
                                                       --------   --------
      Net Cash Provided by Financing Activities          62,469     40,900

Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                              (370)      (794)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                     301      4,121
Beginning Cash and Cash Equivalents Balance               9,848     18,381
                                                       --------   --------
Ending Cash and Cash Equivalents Balance               $ 10,149   $ 22,502
                                                       ========   ========
See accompanying notes to financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
               (In thousands except share and per share data)
                              August 31, 1998


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at August 31, 1998, and the consolidated statements of income for the three- and nine-month periods ended August 31, 1998 and 1997, and cash flows for the nine-month periods ended August 31, 1998 and 1997. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1997.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at August 31, 1998 and November 30, 1997 were comprised of the following:

                                            Aug. 31,    Nov. 30,
                                              1998        1997
                                            --------    --------
       Finished Products                    $ 75,732    $ 56,989
       Products in Process                    25,869      18,791
       Materials and Supplies                 22,565      19,972
                                            --------    --------
       Total Inventories                    $124,166    $ 95,752
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                        Nine Months Ended
                                                             Aug. 31,
                                                       -------------------
                                                         1998       1997
                                                       --------   --------

  Interest Paid                                        $  8,836   $  6,703

  Income Taxes Paid                                    $  2,893   $ 10,694

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                               Three Months Ended       Nine Months Ended
                                    Aug. 31,                 Aug. 31,
                              -------------------      -------------------
                                1998       1997          1998       1997
                              --------   --------      --------   --------
Net Sales                     $  8,857   $ 18,104      $ 47,855   $ 36,087

Gross Profit                  $    934   $  3,679      $ 10,562   $  6,508

Net Income/(Loss)             $ (1,115)  $    428      $  1,211   $ (1,221)



Amounts shown above represent operating results for Gifford-Hill-American, Inc. for the three- and nine-month periods ended August 31, 1998 and 1997 and operating results for Ameron Saudi Arabia, Ltd. for the three- and nine-month periods ended June 30, 1998 and 1997.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow:

                               Three Months Ended       Nine Months Ended
                                    Aug. 31,                 Aug. 31,
                              -------------------      -------------------
                                1998       1997          1998      1997
                              --------   --------      --------   --------
Net Sales                     $ 47,691   $ 49,509      $127,560   $127,587

Gross Profit                  $ 11,187   $  8,568      $ 29,098   $ 22,464

Net Income                    $  4,702   $  3,286      $ 11,424   $  7,832

Amounts shown above include operating results for Tamco for the three- and nine-month periods ended August 31, 1998 and 1997 and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1998 and 1997.

Note 5.  Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in the first quarter of fiscal year 1998. The Company recognized unrealized foreign currency translation losses of $2,650 and $2,845 for the three months ended August 31, 1998 and 1997, and losses of $5,597 and $6,650 for the nine months ended August 31, 1998 and 1997, respectively.


Note 6.  Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share" in the first quarter of fiscal year 1998. As a result, the Company's reported earnings per share for 1997 were restated. Earnings per share are calculated as follow:


                                     Three Months Ended    Nine Months Ended
                                          Aug. 31,              Aug. 31,
                                     ------------------    ------------------
                                       1998      1997        1998      1997
                                     --------  --------    --------  --------

Income Available to Common
   Stockholders                      $  6,178  $  7,050    $  9,728  $ 13,258
                                     --------  --------    --------  --------

Weighted Average Common Shares
   Outstanding                      4,012,875 4,002,830   4,012,875 4,002,830

Options Issued to Employees
   & Directors Outstanding             85,735    80,001      85,735    80,001

Diluted Common Shares
   Outstanding                      4,098,610 4,082,831   4,098,610 4,082,831


Basic Net Income per Share           $   1.54  $   1.76    $   2.42  $   3.31
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.51  $   1.72    $   2.37  $   3.25
                                     ========  ========    ========  ========



                                    Page 8
Note 7. Debt

At August 31, 1998 and November 30, 1997, the Company's long-term debt consists of the following:

                                                       Aug. 31,   Nov. 30,
                                                         1998       1997
                                                       --------   --------
Fixed-rate unsecured notes payable:
  8.63% payable in annual principal
    installments of $5,000                             $  5,000   $  5,000
  9.79% payable in annual principal
    installments of $12,000                              36,000     36,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.35% at August 31, 1998)              7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 6.33% at August 31, 1998) 122,374 57,429 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $654 (4.39% at August 31, 1998)                         2,453      2,942
                                                       --------   --------
  Total Long-Term Debt                                  223,027    158,571
  Current portion                                        17,654     17,654
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $205,373   $140,917
                                                       ========   ========

Note 8. Acquisition

On April 9, the Company acquired for cash totaling approximately $45,000 the worldwide industrial coatings business of United Kingdom-based Croda International Plc ("Croda Coatings"). The acquisition was accounted for as a purchase and its results of operations were included in the Company's consolidated financial statements from the date of acquisition in the second quarter of fiscal 1998. The Croda Coatings' impact on earnings was immaterial for the third quarter of fiscal 1998.

On April 20, the Company acquired for cash the fiberglass pipe and fittings business of Hope Composites 2000, Inc. ("Hope"), a privately-owned company based in Atlanta, Georgia. The acquisition was accounted for as a purchase and its results of operations were included in the Company's consolidated financial statements from the date of acquisition in the second quarter of fiscal 1998. The Hope's impact on earnings was immaterial for the third quarter of fiscal 1998.

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                          August 31, 1998

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1997 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended August 31, 1998, the Company generated $3.3 million of cash from operating activities compared to $16.6 million of cash used during the nine-month period ended August 31, 1997. Working capital increased during 1998 because of higher inventory levels and receivables caused by the Croda Coatings acquisition and the seasonal demands of the Concrete and Steel Pipe and Protective Coatings businesses.

Cash used in investing activities consisted of business acquisitions and capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during this fiscal year will be between $30.0 million and $35.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Additional net borrowings of $65.4 million plus $0.9 million from the issuance of common stock were used for the business acquisitions, capital expenditures, increased working capital requirements and payment of common dividends of $3.9 million. Cash and cash equivalents at August 31, 1998 totaled $10.1 million, an increase of $0.3 million from November 30, 1997.

At August 31, 1998, the Company had approximately $86.1 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - THIRD QUARTER

The Company earned $1.51 per diluted share and $1.54 per basic share on sales of $155.7 million for the third quarter of fiscal 1998, compared to $1.72 per diluted share and $1.76 per basic share on sales of $146.3 million for the same period last year.

The reduction in third quarter earnings was caused by a decline in the Protective Coatings business. The market for the Company's traditional protective coatings continued to soften, reducing sales and increasing competitive pressures on margins. Worldwide sales of protective coatings increased because of the Croda Coatings acquisition in 1998.

The Fiberglass Pipe business reported slightly higher sales and earnings for the quarter compared to the same period in 1997, because of improvement in European operations and strong demand for fuel-handling products used in service station applications throughout the United States.

Sales of concrete and steel pipe were lower than in the same period of 1997, because of the timing of production start-up on several major orders. Earnings were higher due to a favorable product mix and improved manufacturing efficiencies.

The Company's construction products business in Hawaii reported lower sales and higher earnings compared to the same period in 1997, due to cost reduction programs implemented in the later part of 1997. The domestic Pole Products business reported higher sales but lower earnings due to competitive pricing pressures.

Selling, General and Administrative (SG&A) expenses were lower for the quarter compared to the same period in 1997, primarily because of lower pension expenses.

Royalty, Equity and Other Income was lower because of lower royalty income from foreign licensees.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $2.37 per diluted share and $2.42 per basic share on sales of $395.2 million during the nine-month period of fiscal 1998, compared to earnings of $3.25 per diluted share and $3.31 per basic share on sales of $386.1 million during the prior-year period.

The decline in earnings for the nine-month period of 1998 was due primarily to lower sales of the Company's traditional protective coatings, and a slow first half in the Concrete and Steel Pipe business that was impacted by severe weather and a six-week strike at the Company's major steel pipe manufacturing facility in Fontana, California.

Protective Coatings sales increased because of the Croda Coatings acquisition. However, earnings declined in 1998 due to a slowdown in domestic markets, increased competitive pressures and the impact on customers of lower oil prices.

The Fiberglass Pipe business reported higher sales and earnings due to higher demand for fuel-handling pipe systems, including the Company's new rigid coaxial products. The decline in oil prices curtailed demand for high-pressure fiberglass pipe supplied to worldwide oilfield markets by Centron, a wholly-owned subsidiary.

Concrete and Steel Pipe reported sales significantly below last year due to the timing of project deliveries, the impact of weather and the strike. Profits were negatively impacted by the reduced sales volume.

The construction products business in Hawaii posted higher sales and earnings because of the timing of projects and increased demand from the private sector. Earnings improved also because of higher efficiency as a result of a reorganization that was implemented during the second half of 1997. The domestic Pole Products business reported lower sales and earnings than last year due to competitive pressures on pricing.

The Company's efforts to address Year 2000 (Y2K) issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are estimated at approximately 95 percent complete. This data is continuously updated as new information becomes available and we expect this to continue. Overall remediation efforts are estimated at approximately 65 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. Much of the cost is being accounted for as part of normal operating budgets. Overall, the costs are not expected to have a significant effect on the Company's financial position or results of operations. The Company believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is remote.



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

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

                    Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $11 million of consolidated retained earnings were not restricted at August 31, 1998.


  Item 6.  Exhibits and Reports on Form 8-K

                    A Form 8-K was filed on June 24, 1998 to report the Company's second quarter 1998 sales and earnings.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: October 14, 1998

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer