Form 10-K405
period 1998-11-30
AMERON INTERNATIONAL CORP
filed 1999-03-01
CIK 790730

                                    United States
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     For the fiscal year ended November 30, 1998                 OR

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

     The Registrant estimates that as of February 15, 1999 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $158 million.

     On February 15, 1999 there were 3,996,912 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE

1.  PORTIONS OF AMERON'S 1998 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II
    AND IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                        PART I
                           AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1998. All references to the "Annual Report" pertain to the Company's 1998 Annual Report to Stockholders.


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

     At the beginning of 1970, the Company's name was changed to Ameron, Inc. In the meantime, other manufactured products had been added to its product lines. These included concrete and steel poles for street and area lighting, and steel poles for traffic signals.

     In 1996, the Company's name was changed to Ameron International Corporation in order to better reflect its expanded, global focus. Also in 1996, the Company acquired assets of Centron, a leading manufacturer of fiberglass pipe for the worldwide oil field market, as well as the worldwide Devoe marine coatings business of Imperial Chemical Industries Plc ("ICI"). In 1998, the Company acquired the protective coatings and light industrial product finishes businesses of Croda International Plc in the United Kingdom, Australia and New Zealand.

     Further details or commentary on the year's operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(b)  FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

     The information contained in Notes (1), (6) and (19) of Notes to Consolidated Financial Statements on pages 26,27,28,32,34 and 35 of the Annual Report is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

     (1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into the following groups serving the following-described industry segments.

     a) The Coatings Group develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis. These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Arkansas, by wholly-owned subsidiaries in The Netherlands, the United Kingdom, Australia and New Zealand, by jointly-owned operations in Mexico and Saudi Arabia and by various third party licensees.

     b) The Fiberglass - Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in Texas and Georgia, by its wholly-owned domestic subsidiary, Centron International Inc., at its plant in Texas, by wholly-owned subsidiaries in The Netherlands, Singapore, and Malaysia and by a jointly-owned affiliate in Saudi Arabia.

     c) The Concrete & Steel Pipe Group supplies products and services used in the construction of pipeline facilities for various utilities. Five plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies whose activities are not reflected in the amounts reported for this industry segment. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

     d) The Construction & Allied Products Group includes the Ameron Hawaii Division, which supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii. These products are marketed through direct sales. Ample raw materials are available locally in Hawaii; and, as to rock products, the Company has exclusive rights to a quarry containing many years' reserves. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are based upon quality, price and service. An appreciable portion of the segment's business is obtained through competitive bidding.

          This segment also includes the operations of the Pole Products Division, which manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals. Sales are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Manufacture of these products is carried out in two plants in California, as well as plants in Washington and Oklahoma.

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

          (ii) The Company owns certain patents and trademarks, both U.S. and foreign, related to its products. The Company licenses its patents, trademarks, know-how and technical assistance to various of its subsidiary and affiliated companies and to various third-party licensees. It licenses these proprietary items to some extent in the U.S., and to a greater degree abroad. These patents, trademarks, and licenses do not constitute a material portion of the Company's total business. No franchises or concessions exist.

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

          (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and eight times annually. Average days' sales in accounts receivable range between 37 and 119 for all segments.

          (v) The value of backlog orders at November 30, 1998 and 1997 by industry segment is shown below. A substantial portion of the November 30, 1998 backlog is expected to be billed and recorded as sales during the fiscal year 1999.


Industry Segment                            1998         1997
----------------                            ----         ----
                                             (in thousands)
Coatings Group                           $  5,355     $  6,580
Fiberglass - Composite Pipe Group          25,721       25,440
Concrete & Steel Pipe Group               135,152       71,463
Construction & Allied Products Group       20,623       21,899
                                         --------     --------
                  Total                  $186,851     $125,382
                                         --------     --------
                                         --------     --------

          (vi) The results of uncontrolled affiliated companies are not reflected in the amounts reported for each industry segment.

          (vii) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any competitive situation which would be material to an understanding of the business.

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

(2)  a)   Approximate expense during each of the last three fiscal years for
          Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 26 of the Annual Report, which information is incorporated herein by reference.

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

     d) At year-end the Company and its consolidated subsidiaries employed approximately 3,005 persons. Of those, approximately 1,038 were covered by labor union contracts. There are two separate bargaining agreements subject to renegotiation in 1999.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (6) and (19) of Notes to Consolidated Financial Statements on pages 27, 28, 32, 34 and 35 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from domestic operations during the last three fiscal years were:


                                   In thousands
                                   ------------
                       1998           $34,350
                       1997            38,815
                       1996            30,980

                           ITEM 2 - DESCRIPTION OF PROPERTY

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations is tabulated below. Property is owned in fee except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects. With the exception of the Kailua, Oahu property, shown under the Construction & Allied Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2052. This is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii and, in management's opinion, reserves are adequate for its requirements during the term of the lease.

(b) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

INDUSTRY SEGMENT - GROUP
------------------------
     Division - Location                                                Description
     -------------------                                                -----------
COATINGS GROUP
  Coatings division - USA
     Brea, CA                                                      Office, Laboratory
     Little Rock, AR                                                    Office, Plant

  Ameron B.V.
     Geldermalsen, The Netherlands                                      Office, Plant

  Ameron (UK) Limited
     Hull, UK                                                           Office, Plant
     Huthwaite, UK                                                      Office, Plant

  Ameron (Australia) Pty. Limited
     Sydney, Australia                                                  Office, Plant
     Adelaide, Australia                                                        Plant



  Ameron (New Zealand) Limited
     Auckland, New Zealand                                              Office, Plant

FIBERGLASS - COMPOSITE PIPE GROUP

  Fiberglass Pipe division - USA
     Houston, TX                                                              *Office
     Burkburnett, TX                                                    Office, Plant

  Ameron Composites Inc.
     Newnan, GA                                                        *Office, Plant

  Centron International, Inc.
     Mineral Wells, TX                                                  Office, Plant

  Ameron B.V.
     Geldermalsen, The Netherlands                                      Office, Plant

  Ameron (Pte) Ltd.
     Singapore                                                         *Office, Plant

  Ameron Malaysia Sdn. Bhd.
     Malaysia                                                          *Office, Plant

CONCRETE AND STEEL PIPE GROUP

     Rancho Cucamonga, CA                                                     *Office
     Etiwanda, CA                                                               Plant
     Fontana, CA                                                        Office, Plant
     Lakeside, CA                                                       Office, Plant
     Phoenix, AZ                                                        Office, Plant
     Tracy, CA                                                          Office, Plant

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1998 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.


         Name                 Age             Title and Year Elected as Officer
--------------------          ---       ---------------------------------------------
Thomas P. Giese               54        Vice President; Group President Concrete
                                        & Steel Pipe Group                              1997

James R. McLaughlin           51        Vice President & Treasurer                      1997

Gordon G. Robertson           59        Vice President; Group President
                                        Fiberglass - Composite Pipe Group               1997

Javier Solis                  52        Senior Vice President of Administration,
                                        Secretary & General Counsel                     1984

Michael J. Tornberg           51        Vice President; Group President
                                        Coatings Group                                  1997

Gary Wagner                   47        Senior Vice President & Chief Financial
                                        Officer                                         1990

Robert F. Wilkinson           59        Vice President; President Ameron Hawaii         1997
                                        & Pole Products Division

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Messrs. McLaughlin, Tornberg and Wilkinson.

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

Mr. Wilkinson joined the Company in 1996 and was named President of Ameron Hawaii in December of that year. Prior to that time he served as President and Chief Executive Officer of Sinclair Paint Company and as President and Chief Operating Officer of Frazee Paint Company.


                                       PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 9, 1999, there were 1,504 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during that period are set out under the caption Per Share Data shown on page 32 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (14) of Notes to Consolidated Financial Statements on pages 30 and 31 of the Annual Report, which are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA


The information required by this item is contained in the Selected Consolidated Financial Information shown on page 16 of the Annual Report, which information is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The information required by this item with respect to fiscal years 1998 and 1997 is shown under Ameron 1998 Financial Review on pages 17-20 of the Annual Report, which information is incorporated herein by reference. The information required for 1996 is as follows:

Results of Operations: 1996 Compared with 1995

GENERAL. Earnings per share for the fiscal year ended November 30, 1996 were $3.87 on sales of $496.9 million compared to $3.15 per share on sales of $481.4 million in 1995. Earnings per share in 1996 improved 23% over the prior year. Return on stockholder's equity increased to 11.0% in 1996 from 9.6% in the prior year.

The significant increase in earnings over the prior year reflected mainly the improved profitability of Ameron's concrete and steel pipe operations in the western United States, and higher sales and earnings from the Company's worldwide protective coatings and fiberglass pipe businesses.

SALES. Sales increased by $15.5 million to $496.9 million in 1996 due partly to increased shipments of fiberglass pipe to oilfield and offshore platform markets in the United States and Latin America. Sales of protective coatings worldwide also improved over the prior year. Partially offsetting these increases were lower sales of construction products in Hawaii due to the continued slowdown in construction spending in the Islands. Sales of concrete and steel pipe were down slightly from the level in 1995.

Protective Coatings sales improved to $143.1 million in 1996, versus $130.5 million in the prior year. Sales in domestic markets were up as deliveries of protective coatings improved over last year. European operations benefited from the introduction of Ameron's unique PSX siloxane-based coatings. Sales in Asian markets also improved over the previous year. In October 1996, the Company completed the acquisition of the worldwide Devoe marine coatings business from ICI. The acquisition made Ameron the largest supplier of high-performance marine and offshore coatings in the United States and greatly expanded the Company's sales and service network and global presence in these markets. The Devoe business acquired by Ameron generated sales of approximately $50 million in 1995 when part of ICI. The acquisition had a minor impact on Ameron's sales in 1996.

Fiberglass Pipe sales increased to $104.1 million in 1996 compared to $82.8 million in 1995. The increase was attributed to higher sales of oilfield and offshore platform products in the United States and Latin America. European sales were down because of sluggish markets and major order delays. Asian operations reported higher sales than the prior year. In January 1996, the Company acquired the assets of Centron Corporation, a privately-held, Texas-based manufacturer of fiberglass pipe for oilfield applications.

Concrete & Steel Pipe sales were $149.0 million in 1996, down slightly from the $153.2 million posted in 1995. During 1996, the Company completed work on several major water transmission pipelines in California, including the Coastal Aqueduct, the Eastside pipeline and the Los Vaqueros pipeline. Ameron continued to benefit from the strong demand for water-transmission piping throughout the western United States as water agencies expanded water storage and distribution systems.

Construction & Allied Products sales totaled $101.8 million in 1996, versus $115.0 million in the prior year. The Company's construction products business in Hawaii reported substantially lower sales in 1996 compared to 1995. Construction spending in 1996 for large public and private building projects continued to decline in the Islands. Spending for residential construction declined as well. Sales of the Company's Pole Products Division improved slightly over last year. The division further penetrated new markets in the Midwest and South with its prestressed concrete lighting and traffic poles.

GROSS PROFIT. Gross profit in 1996 was $129.3 million or 26.0% of sales, an improvement over 1995 performance of $116.7 million or 24.2% of sales. The improved gross profit dollars and margin were attributed mainly to the Company's Concrete & Steel Pipe operations. Strong demand for water transmission piping coupled with manufacturing cost reductions and improved productivity resulted in higher margins in this segment. In addition, margins in Protective Coatings increased as a result of lower raw material costs, improved manufacturing productivity and a favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $102.3 million in 1996 or 20.6% of sales, compared to $95.8 million or 19.9% of sales in 1995. The $6.5 million increase was attributable partly to the acquisition of Centron early in 1996 and partly to increased provisions for doubtful accounts and pending claims. Selling, general and administrative expenses as a percent of sales increased because, despite slightly lower sales from the concrete and steel pipe segment, expenses rose somewhat to maintain marketing and engineering support for expected future business activity.

OTHER INCOME. Other income includes equity in earnings of affiliated companies. Equity in earnings of affiliated companies totaled $2.3 million, declining $1.5 million from the previous year. Tamco's sales improved in 1996, but net income was down slightly. Gifford-Hill-American, Inc., Bondstrand, Ltd. and Oasis-Ameron, Ltd. all reported improved earnings over the prior year. Ameron Saudi Arabia, Ltd. reported its second year of losses.

Other income also includes royalties and fees from affiliated companies and licensees, currency gains and losses, and other miscellaneous income. Royalty and fee income rose $1.3 million in 1996 over 1995 due to new protective coatings licensing agreements and improved results from existing fiberglass pipe and protective coatings licensees. Foreign currency losses of $.9 million were incurred by the Company's Colombian and European operations in 1995 as compared to gains of $.6 million realized in 1996. Miscellaneous income includes sublease and property rental income, which was lower than last year.

ASSET WRITE DOWN. During 1996, the Company wrote down the asset value of an idle property held for sale to its estimated current market value.

INTEREST. Interest expense was $11.1 million in 1996 compared to $11.7 million in 1995. The decrease was the result of lower borrowing levels during the second and third fiscal quarters of 1996.

PROVISION FOR INCOME TAXES. The Company's effective tax rate increased from 29.4% in 1995 to 35.0% in 1996. The higher effective rate was attributable to taxes accrued for prior periods' unremitted earnings of affiliated companies.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The Consolidated Financial Statements, the report thereon of Arthur Andersen LLP dated January 21, 1999 and Notes to Consolidated Financial Statements comprising pages 21 through 33 of the Annual Report, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not applicable)

                                       PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 26, 1999 in connection with the Annual Meeting of Stockholders to be held on March 24, 1999. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.


ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT*


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*


*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 26, 1999 in connection with the 1999 Annual Meeting of Stockholders to be held on March 24, 1999. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(a)  (1)  FINANCIAL STATEMENTS:

          The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                            INDEX TO FINANCIAL STATEMENTS

                             Statement                           Page Reference
                             ---------                           to Annual Report
                                                                 ----------------
          Consolidated Statements of Operations for the years
          ended November 30, 1998, 1997 and 1996                       21

          Consolidated Balance Sheets at November 30, 1998
          and 1997                                                    22-23

          Consolidated Statements of Cash Flows for the years
          ended November 30, 1998, 1997 and 1996                       24

          Consolidated Statements of Stockholders' Equity
          for the years ended November 30, 1998, 1997 and 1996         25

          Consolidated Statements of Comprehensive Income
          for the years ended November 30, 1998, 1997 and 1996         25

          Notes to Consolidated Financial Statements                  26-32

          (i) Summarized information as to the financial condition and results of operations for Gifford-Hill-American Holdings, Inc., Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and Tamco are presented in Note (6) of Notes to Consolidated Financial Statements on pages 27-28 of the Annual Report, which information is incorporated herein by reference.

(a)  (2)  FINANCIAL STATEMENT SCHEDULES:

          The following additional financial data should be read in conjunction with the consolidated financial statements in the 1998 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.

                                                                       Pages of
  Schedule     Schedules of Ameron International and Subsidiaries     This Report
  --------     --------------------------------------------------     -----------
               Report of Independent Public Accountants                   14

     II        Valuation and Qualifying Accounts and Reserves            15-17


(a)  (3)  EXHIBITS                                                 Pages of
                                                                   This Report
                                                                   -----------

     3(i)      Certificate of Incorporation                             19

     3(ii)     Bylaws                                                   20

     4         Instruments Defining the Rights of Security Holders,
               Including Indentures                                     21

     10        Material Contracts                                       22

     13        Annual Report                                            23

     21        Subsidiaries of the Registrant                           24

     23        Consent of Independent Public Accountants                25

     27        Financial Data Schedule                                  26

(b)  REPORTS ON FORM 8-K

     Three reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ending November 30, 1998 as follows:

          September 1, 1998 reporting under Item 5, the adoption by the Company of a stock repurchase program,

          September 25, 1998 reporting under Item 5, the financial results for the Company's third quarter ended August 31, 1998

          November 30, 1998 reporting under Item 5, the sale by the Company of its stake in Gifford-Hill-American Holdings, Inc.


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors, Ameron International
Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Ameron's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       ARTHUR ANDERSEN LLP
Los Angeles, California
January 21, 1999

            AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEAR ENDED NOVEMBER 30, 1998
                             (In thousands)

                                               Addi-         Deduc-
                                               tions         tions,
                                Balance       Charged         Pay-        Reclas-
                                   at            to          ments        sifica-       Balance
                                 Begin-        Costs          and          tions           at
                                  ning          and          Write-         and           End
      Classification            of Year       Expense         offs         Others       of Year
-------------------------      --------       ------         -------      -------       -------
                   Deducted from asset accounts
                   ----------------------------
Allowance for
  doubtful accounts            $  5,402      $  2,169      $ (2,590)     $    125      $  5,106

Reserve for realization
  of investments in
  affiliates                     11,295        13,164        (5,473)            -        18,986

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                      3,853             -          (885)            -         2,968

                   Included in current liabilities
                   -------------------------------
Reserve for pending
  claims and litigation        $  3,342      $  2,314      $ (1,244)     $      1      $  4,413

Severance reserve                     -         2,500        (1,178)            -         1,322

Reserve associated with               -         4,594        (2,359)           24         2,259
  acquisition

Other reserves                      376           495          (594)          (34)          243

Reserve for self-insured
  programs                        2,053         5,341        (4,139)          588         3,843

                   Included in long-term liabilities
                   ---------------------------------
Reserve for pending
  claims and litigation        $ 15,887      $    304      $ (4,467)     $      -      $ 11,724

Other reserves                       41           767          (256)            8           560

Reserve for self-insured
  programs                        7,671             -             -          (500)        7,171

            AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEAR ENDED NOVEMBER 30, 1997
                             (In thousands)

                                               Addi-         Deduc-
                                               tions         tions,
                                Balance       Charged         Pay-        Reclas-
                                   at            to          ments        sifica-       Balance
                                 Begin-        Costs          and          tions           at
                                  ning          and          Write-         and           End
      Classification            of Year       Expense         offs         Others       of Year
-------------------------      --------       ------         -------      -------       -------
                   Deducted from asset accounts
                   ----------------------------
Allowance for
  doubtful accounts            $  5,939      $  1,798      $ (1,692)     $   (643)     $  5,402

Reserve for realization
  of investments in
  affiliates                      9,595         1,700             -             -        11,295

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                      3,853             -             -             -         3,853

                    Included in current liabilities
                    -------------------------------
Reserve for pending
  claims and litigation        $  5,188      $  1,409      $ (3,140)     $   (115)     $  3,342

Restructuring reserve               346            62          (410)            2             -

Other reserves                      679           620          (938)           15           376

Reserve for self-insured
  programs                        6,317           443        (4,010)         (697)        2,053

                    Included in long-term liabilities
                    ---------------------------------
Reserve for pending
  claims and litigation        $ 14,927      $  1,850      $   (947)     $     57      $ 15,887

Other reserves                        -           125           (84)            -            41

Reserve for self-insured
  programs                        6,771             -             -           900         7,671

           AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE YEAR ENDED NOVEMBER 30, 1996
                             (In thousands)

                                               Addi-         Deduc-
                                               tions         tions,
                                Balance       Charged         Pay-        Reclas-
                                   at            to          ments        sifica-       Balance
                                 Begin-        Costs          and          tions           at
                                  ning          and          Write-         and           End
      Classification            of Year       Expense         offs         Others       of Year
-------------------------      --------       ------         -------      -------       -------
                    Deducted from asset accounts
                    ----------------------------
Allowance for
  doubtful accounts            $  4,800      $  2,583      $ (1,325)     $   (119)     $  5,939

Reserve for realization
  of investments in
  affiliates                      9,359         1,408        (1,172)            -         9,595

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                      3,219           694           (60)            -         3,853

                   Included in current liabilities
                   -------------------------------
Reserve for pending
  claims and litigation        $  3,086      $  3,864      $ (1,718)     $    (44)     $  5,188

Restructuring reserve               539           (94)          (99)            -           346

Other reserves                      764           616          (761)           60           679

Reserve for self-insured
  programs                        5,874         6,564        (6,121)            -         6,317

                   Included in long-term liabilities
                   ---------------------------------
Reserve for pending
  claims and litigation        $ 13,788      $  2,174      $ (1,035)     $      -      $ 14,927

Restructuring reserve             1,261          (430)         (831)            -             -

Reserve for self-insured
  programs                        6,771             -             -             -         6,771

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    AMERON INTERNATIONAL CORPORATION


                    By:   /s/ Javier Solis
                        --------------------------------------------------
                        Javier Solis, Senior Vice President & Secretary

Date:  February 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: 2-19-99       /s/ James S. Marlen                     Director, Chairman of the Board, President and
                    ---------------------------             Chief Executive Officer (Principal Executive Officer)
                    James S. Marlen

Date: 2-19-99       /s/ Gary Wagner                         Senior Vice President & Chief Financial Officer,
                    ---------------------------             Treasurer (Principal Financial & Accounting Officer)
                    Gary Wagner

Date: 2-23-99       /s/ Stephen W Foss                      Director
                    ---------------------------
                    Stephen W. Foss
                                                            Director
Date:               ---------------------------
                    J. Michael Hagan

Date:  2-25-99      /s/ Terry L. Haines                     Director
                    ---------------------------
                    Terry L. Haines

Date:  2-23-99      /s/ John F. King                        Director
                    ---------------------------
                    John F. King

Date:                                                       Director
                    ---------------------------
                    Alan L. Ockene

Date: 2-23-99       /s/ Richard J. Pearson                  Director
                    ---------------------------
                    Richard J. Pearson

Date:                                                       Director
                    ---------------------------
                    David L. Sliney