Form 10-Q
period 1999-02-28
AMERON INTERNATIONAL CORP
filed 1999-04-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1999

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,996,912 on March 31, 1999. No other class of Common Stock exists.

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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)

                                                           Three Months Ended
                                                               February 28,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Net Sales                                                  $122,899  $102,526
Cost of Sales                                               (92,018)  (78,324)
                                                           --------  --------
Gross Profit                                                 30,881    24,202

Selling, General and
 Administrative Expenses                                    (29,760)  (25,046)

Royalty, Equity and Other Income                              3,824     1,771
                                                           --------  --------
Income before Interest
 and Income Taxes                                             4,945       927

Interest Income                                                  56       154
Interest Expense                                             (3,525)   (2,647)
                                                           --------  --------
Income/(Loss) before Income Taxes                             1,476    (1,566)

(Provision)/Benefit for Income Taxes                           (472)      626
                                                           --------  --------
Net Income/(Loss)                                          $  1,004  $   (940)
                                                           ========  ========

Basic Net Income/(Loss) per Share                          $    .25  $   (.23)
                                                           ========  ========

Diluted Net Income/(Loss) per Share                        $    .25  $   (.23)
                                                           ========  ========
Weighted Average Common Shares
 Outstanding                                              4,016,712 4,005,956
                                                          ========= =========

Diluted Common Shares Outstanding                         4,026,602 4,005,956
                                                          ========= =========

Cash Dividends per Share                                   $    .32  $    .32
                                                           ========  ========



See accompanying notes to financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands, except share and per share data)

                                                       Feb. 28,   Nov. 30,
                                                         1999       1998
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 12,849   $ 16,376
  Receivables, Net                                      128,378    136,380
  Inventories                                           110,685    106,654
  Deferred Income Tax Benefits                            7,724      7,726
  Prepaid Expenses and Other                              8,141      6,554
                                                       --------   --------
    Total Current Assets                                267,777    273,690
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         22,186     22,182
Property, Plant and Equipment, Net                      153,165    157,918
Other Assets                                             46,334     46,429
                                                       --------   --------
Total Assets                                           $489,462   $500,219
                                                       ========   ========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  2,656   $  3,024
  Current Portion of Long-Term Debt                      12,650     12,681
  Trade Payables                                         33,754     37,273
  Accrued Liabilities                                    50,485     50,353
  Income Taxes                                           15,782     23,499
                                                       --------   --------
    Total Current Liabilities                           115,327    126,830
Long-Term Debt, Less Current Portion                    172,358    165,308
Other Long-Term Liabilities                              38,848     40,913
                                                       --------   --------
  Total Liabilities                                     326,533    333,051
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized, 12,000,000 Shares,
    Outstanding, 3,996,912 Shares at
    February 28, 1999 and 4,030,112 Shares
    at November 30, 1998, Net of Treasury Shares         13,007     13,007
  Additional Paid-In Capital                             17,828     17,828
  Retained Earnings                                     186,899    187,174
  Accumulated Other Comprehensive Income                (10,791)    (8,062)
  Treasury Stock (1,206,100 shares in 1999
    and 1,172,900 shares in 1998), at Cost              (44,014)   (42,779)
                                                       --------   --------
    Total Stockholders' Equity                          162,929    167,168
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $489,462   $500,219
                                                       ========   ========
See accompanying notes to financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)

                                                       Three Months Ended
                                                             Feb. 28,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------
Cash Flow from Operating Activities
  Net Income/(Loss)                                    $  1,004   $   (940)
  Adjustments to Reconcile to Net Cash
   Provided by (Used in) Operating Activities:
    Depreciation                                          4,449      3,916
    Amortization                                            542        308
    Equity in Earnings of Affiliated Companies           (2,200)      (372)
    Dividends from Affiliated Companies                   2,200        611
    Other, Net                                            2,193        277
  Changes in Operating Assets and Liabilities:
    Change in Receivables                                 6,341     16,310
    Change in Inventories                                (5,173)   (12,711)
    Change in Other Current Assets                       (1,708)      (281)
    Change in Trade Payables and
     Other Current Liabilities                          (10,031)       707
    Change in Other Assets and Liabilities, Net            (488)    (4,292)
                                                       --------   --------
      Net Cash Provided by (Used in)
        Operating Activities                             (2,871)     3,533

Cash Flow from Investing Activities
  Proceeds from Sale of Assets                            1,069         58
  Additions to Property, Plant and Equipment             (3,787)    (6,832)
  Other                                                  (2,513)      (333)
                                                       --------   --------
      Net Cash Used in Investing Activities              (5,231)    (7,107)

Cash Flow from Financing Activities
  Net Change in Debt with Maturities
   of Three Months or Less                                 (324)      (130)
  Issuance of Debt                                        9,055      2,312
  Repayment of Debt                                      (1,449)      (160)
  Dividends to Common Stockholders                       (1,279)    (1,282)
  Issuance of Common Stock                                   -          31
  Purchase of Treasury Stock                             (1,235)        -
                                                       --------   --------
      Net Cash Provided by Financing Activities           4,768        771

Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                              (193)       (72)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (3,527)    (2,875)
Beginning Cash and Cash Equivalents Balance              16,376      9,848
                                                       --------   --------
Ending Cash and Cash Equivalents Balance               $ 12,849   $  6,973
                                                       ========   ========
See accompanying notes to financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)
                              February 28, 1999


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all normal recurring accruals which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation ("Company" or "Ameron") at February 28, 1999, and the consolidated statements of income for the three-month periods ended February 28, 1999 and 1998, and cash flows for the three-month periods ended February 28, 1999 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, thus the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Annual Report on Form 10-K for the year ended November 30, 1998.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories at February 28, 1999 and November 30, 1998 were comprised of the following:

                                            Feb. 28,    Nov. 30,
                                              1999        1998
                                            --------    --------
       Finished Products                    $ 64,966    $ 62,888
       Products in Process                    24,035      20,988
       Materials and Supplies                 21,684      22,778
                                            --------    --------
       Total Inventories                    $110,685    $106,654
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                       Three Months Ended
                                                             Feb. 28,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------

  Interest Paid                                        $    508   $  1,073

  Income Taxes Paid                                    $  7,188   $    333

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                                                        Three Months Ended
                                                             Feb. 28,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------
Net Sales                                              $ 12,499   $ 19,302

Gross Profit                                           $  6,420   $  5,279

Net Income                                             $  4,428   $  1,607


Amounts shown above represent operating results for Ameron Saudi Arabia, Ltd., for the three-month periods ended December 31, 1998 and 1997 and Gifford-Hill-American, Inc. for the three-month period ended February 28, 1998. The Company sold its 50% ownership of Gifford-Hill-American, Inc. in late 1998.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow:

                                                        Three Months Ended
                                                             Feb. 28,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------
Net Sales                                              $ 35,713   $ 36,445

Gross Profit                                           $  8,689   $  8,447

Net Income                                             $  3,935   $  2,936


Amounts shown above include operating results for Tamco for the three-month periods ended February 28, 1999 and 1998 and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three-month periods ended December 31, 1998 and 1997.

Note 5.  Net Income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share" in the first quarter of fiscal year 1998 which requires the company to disclose both basic and diluted earnings per share. The basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. The diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to diluted stock options.

Note 6.  Other Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130), "Reporting Comprehensive Income" in the first quarter of fiscal year 1998. The Company recognized unrealized foreign currency translation losses of $2,729 and $2,837 for the three months ended February 28, 1999 and 1998. Accumulated other comprehensive income included $502 minimum pension liability as of February 28, 1999 and November 30, 1998.

Note 7. Debt

At February 28, 1999 and November 30, 1998, the Company's long-term debt consists of the following:

                                                       Feb. 28,   Nov. 30,
                                                         1999       1998
                                                       --------   --------
Fixed-rate unsecured notes payable:
  9.79% payable in annual principal
    installments of $12,000                            $ 24,000   $ 24,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (2.90% at Feb. 28, 1999)                7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 5.18% at Feb. 28, 1999) 101,694 94,406 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $650 (4.17% at Feb. 28, 1999)                           2,114      2,383
                                                       --------   --------
  Total Long-Term Debt                                  185,008    177,989
  Current portion                                        12,650     12,681
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $172,358   $165,308
                                                       ========   ========

Note 8.  Business Restructuring

For the three months ended February 28, 1999, $388 was charged to the 1998 restructuring reserve. The remaining reserve for business restructuring at February 28, 1999 was $934.

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                          February 28, 1999

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1998 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1999 the Company used $2.9 million of cash for operating activities, principally as a result of higher working capital requirements. The change in working capital reflected the increased sales volume in the Coatings and Concrete and Steel Pipe businesses, and the payment of income taxes.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during this fiscal year will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Additional net borrowings of $7.3 million were used for capital expenditures, increased working capital requirements, payment of common dividends of $1.3 million and the repurchase of the Company's shares of $1.2 million. Cash and cash equivalents at February 28, 1999 totaled $12.8 million, a decrease of $3.5 million from November 30, 1998.

At February 28, 1999 the Company had approximately $96.3 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.















                                 Page 9
RESULTS OF OPERATIONS - FIRST QUARTER

The Company earned 25 cents per diluted share on sales of $122.9 million for the first quarter of fiscal 1999, compared to a loss of 23 cents per diluted share on sales of $102.5 million for the same period last year. The improvement was attributed primarily to higher sales of the Concrete and Steel Pipe Group and greater profitability from all businesses.

Sales of the Concrete and Steel Pipe business significantly increased because of the healthy backlog at the start of the year and the relatively mild weather during the first quarter of 1999. The Company's first quarter of 1998 was adversely impacted by unusually wet weather and a strike at a major steel pipe facility. Operating profit in 1999 increased proportionally to the sales increase. The near-term outlook for Concrete and Steel Pipe remains strong.

The Company's worldwide Fiberglass-Composite Pipe business had slightly lower sales than in the same quarter of 1998, as the business continued to suffer from depressed oil prices. Pipe sales to the U.S. fuel-handling market were stronger than expected. Additionally, sales from Ameron's Asian operations continued to strengthen. Profits from sales of fiberglass-composite pipe improved in spite of the sales decline because of the cost reduction steps taken in 1998 and improved productivity worldwide.

The Company's worldwide Coatings businesses had higher sales and profitability than in the first quarter of 1998. The sales increase came from the former Croda Coatings businesses in England, Australia and New Zealand, which were acquired in April 1998. The worldwide market for Ameron's coatings remains soft because of depressed commodity and oil prices. Profits improved because of the cost reduction steps taken in 1998.

Ameron's Construction and Allied Products business reported lower sales but higher profits. Hawaiian operations declined in the first quarter because of the continued impact of the Asian economic situation on the Hawaiian economy. The decline in Hawaii was offset by an improvement in Ameron's pole business, which benefitted from the mild weather in the western U.S.

Selling, General and Administrative expenses were higher for the quarter compared to the same period in 1998, primarily due to the Croda acquisition that took place in the second quarter of 1998 and higher insurance costs.

Royalty, Equity and Other Income was higher because of higher dividends from an affiliated company.


YEAR 2000

The Company's efforts to address Year 2000 (Y2K) issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are completed. The data are continuously updated as new information becomes available and we expect this to continue. Overall remediation efforts are estimated at approximately 85 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. The costs are being expensed or capitalized as part of normal operation. Overall, the costs are not expected to have a significant effect on the Company's financial position or results of operations. The Company believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is not material.

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

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

                    Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $5.7 million of consolidated retained earnings were not restricted at February 28, 1999.


  Item 6.  Exhibits and Reports on Form 8-K

                    A Form 8-K was filed on February 2, 1999 to report the Company's financial results for the year which ended November 30, 1998.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: April 14, 1999

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer