Form 10-Q
period 1999-05-31
AMERON INTERNATIONAL CORP
filed 1999-07-15
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 1999

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,991,912 on June 30, 1999. No other class of Common Stock exists.

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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)
                                (Unaudited)

                                     Three Months Ended     Six Months Ended
                                           May 31,              May 31,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
Net Sales                            $149,468  $136,974    $272,367  $239,500
Cost of Sales                        (109,909) (100,648)   (201,927) (178,972)
                                     --------  --------    --------  --------
Gross Profit                           39,559    36,326      70,440    60,528

Selling, General and
 Administrative Expenses              (29,543)  (29,598)    (59,303)  (54,644)
                                     --------  --------    --------  --------
Operating Income                       10,016     6,728      11,137     5,884

Royalty, Equity and Other Income        2,295     3,692       6,119     5,463
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      12,311    10,420      17,256    11,347

Interest Income                            42        18          98       172
Interest Expense                       (3,500)   (3,411)     (7,025)   (6,058)
                                     --------  --------    --------  --------
Income before Income Taxes              8,853     7,027      10,329     5,461

Provision for Income Taxes             (2,833)   (2,537)     (3,305)   (1,911)
                                     --------  --------    --------  --------
Net Income                           $  6,020  $  4,490    $  7,024  $  3,550
                                     ========  ========    ========  ========

Basic Net Income per Share           $   1.50  $   1.12    $   1.75  $   0.89
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.50  $   1.09    $   1.75  $   0.86
                                     ========  ========    ========  ========
Weighted Average Common Shares
 Outstanding                        4,006,798 4,009,773   4,006,798 4,009,773
                                    ========= =========   ========= =========

Diluted Common Shares Outstanding   4,019,270 4,115,941   4,019,270 4,115,941
                                    ========= =========   ========= =========

Cash Dividends per Share             $    .32  $    .32    $    .64  $    .64
                                     ========  ========    ========  ========


See accompanying notes to consolidated financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands, except share and per share data)

                                                        May 31,   Nov. 30,
                                                         1999       1998
                                                     (Unaudited)
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $ 12,133   $ 16,376
  Receivables, Net                                      132,144    136,380
  Inventories                                           105,643    106,654
  Deferred Income Tax Benefits                            7,727      7,726
  Prepaid Expenses and Other                              8,189      6,554
                                                       --------   --------
    Total Current Assets                                265,836    273,690
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         22,189     22,182
Property, Plant and Equipment, Net                      150,760    157,918
Other Assets                                             46,795     46,429
                                                       --------   --------
Total Assets                                           $485,580   $500,219
                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  4,213   $  3,024
  Current Portion of Long-Term Debt                      12,615     12,681
  Trade Payables                                         35,716     37,273
  Accrued Liabilities                                    48,381     50,353
  Income Taxes                                           15,627     23,499
                                                       --------   --------
    Total Current Liabilities                           116,552    126,830
Long-Term Debt, Less Current Portion                    162,723    165,308
Other Long-Term Liabilities                              39,869     40,913
                                                       --------   --------
  Total Liabilities                                     319,144    333,051
                                                       --------   --------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares,
    Outstanding 3,991,912 Shares at
    May 31, 1999 and 4,030,112 Shares
    at November 30, 1998, Net of Treasury Shares         13,007     13,007
  Additional Paid-In Capital                             17,828     17,828
  Retained Earnings                                     191,640    187,174
  Accumulated Other Comprehensive Income                (11,845)    (8,062)
  Treasury Stock (1,211,100 shares at May 31,
    1999 and 1,172,900 shares at November
    30, 1998), at Cost                                  (44,194)   (42,779)
                                                       --------   --------
    Total Stockholders' Equity                          166,436    167,168
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $485,580   $500,219
                                                       ========   ========
See accompanying notes to consolidated financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------
Cash Flows from Operating Activities
  Net Income                                           $  7,024   $  3,550
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Depreciation                                          8,852      8,179
    Amortization                                            939        610
    Equity in Earnings of Affiliated Companies           (3,341)    (2,600)
    Dividends from Affiliated Companies                   3,300      2,686
    Other, Net                                            3,872      2,901
  Changes in Operating Assets and Liabilities:
    Change in Receivables                                 1,072     (6,188)
    Change in Inventories                                  (733)   (14,754)
    Change in Other Current Assets                       (1,991)       981
    Change in Trade Payables and
     Other Current Liabilities                          (16,568)    12,602
    Change in Other Assets and Liabilities, Net           6,797     (6,576)
                                                       --------   --------
      Net Cash Provided by Operating Activities           9,223      1,391
                                                       --------   --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                            1,910        326
  Additions to Property, Plant and Equipment             (7,828)   (15,852)
  Business Acquisitions                                       -    (45,277)
  Other                                                  (3,174)      (699)
                                                       --------   --------
      Net Cash Used by Investing Activities              (9,092)   (61,502)
                                                       --------   --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                     1,502        612
  Issuance of Debt                                          284     59,344
  Repayment of Debt                                      (1,741)    (1,323)
  Dividends to Common Stockholders                       (2,558)    (2,566)
  Issuance of Common Stock                                   -         343
  Purchase of Treasury Stock                             (1,415)        -
                                                       --------   --------
      Net Cash (Used) Provided
       by Financing Activities                           (3,928)    56,410
                                                       --------   --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                              (446)       (69)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (4,243)    (3,770)
Beginning Cash and Cash Equivalents Balance              16,376      9,848
                                                       --------   --------
Ending Cash and Cash Equivalents Balance               $ 12,133   $  6,078
                                                       ========   ========

See accompanying notes to consolidated financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                             (In thousands)
                              May 31, 1999


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation ("Company" or "Ameron") at May 31, 1999, and the consolidated statements of income for the three- and six-month periods ended May 31, 1999 and 1998, and cash flows for the six-month periods ended May 31, 1999 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the annual financial statements and notes included in the Annual Report on Form 10-K for the year ended November 30, 1998.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:


                                             May 31,    Nov. 30,
                                              1999        1998
                                            --------    --------
       Finished Products                    $ 61,223    $ 62,888
       Products in Process                    23,950      20,988
       Materials and Supplies                 20,470      22,778
                                            --------    --------
       Total Inventories                    $105,643    $106,654
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                         Six Months Ended
                                                              May 31,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------

  Interest Paid                                        $  6,585   $  6,422

  Income Taxes Paid                                    $  9,982   $  1,613

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1999       1998          1999       1998
                              --------   --------      --------   --------
Net Sales                     $ 10,036   $ 19,696      $ 22,535   $ 38,998

Gross Profit                  $  5,519   $  4,349      $ 11,939   $  9,628

Net Income/(Loss)             $  3,616   $    719      $  8,044   $  2,326



Amounts shown above represent operating results for Ameron Saudi Arabia, Ltd. for the three- and six-month periods ended March 31, 1999 and 1998 and Gifford-Hill-American, Inc. for the three- and six-month periods ended May 31, 1998. The Company sold its 50% ownership of Gifford-Hill-American, Inc. in late 1998.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow:

                               Three Months Ended        Six Months Ended
                                     May 31,                 May 31,
                              -------------------      -------------------
                                1999       1998          1999      1998
                              --------   --------      --------   --------
Net Sales                     $ 41,976   $ 43,424      $ 77,689   $ 79,869

Gross Profit                  $ 10,017   $  9,464      $ 18,706   $ 17,911

Net Income                    $  4,549   $  3,786      $  8,484   $  6,722

Amounts shown above include operating results for Tamco for the three- and six-month periods ended May 31, 1999 and 1998 and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and six-month periods ended March 31, 1999 and 1998.


Note 5.  Earnings Per Share

The basic earnings per share is computed on the basis of the weighted average number of common shares outstanding each year. The diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options.

Note 6.  Other Comprehensive Income

The Company recognized unrealized foreign currency translation losses of $1,054 and $110 for the three months ended May 31, 1999 and 1998, and losses of $3,783 and $2,947 for the six months ended May 31, 1999 and 1998, respectively. Accumulated other comprehensive income included $502 minimum pension liability as of May 31, 1999 and November 30, 1998.


Note 7. Debt

The Company's long-term debt consists of the following:

                                                        May 31,   Nov. 30,
                                                         1999       1998
                                                       --------   --------
Fixed-rate unsecured notes payable:
  9.79% payable in annual principal
    installments of $12,000                            $ 24,000   $ 24,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.35% at May 31, 1999)                 7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 5.27% at May 31, 1999)       92,294     94,406
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $615 (4.17% at May 31, 1999)                            1,844      2,383
                                                       --------   --------
  Total Long-Term Debt                                  175,338    177,989
  Current portion                                        12,615     12,681
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $162,723   $165,308
                                                       ========   ========

Note 8.  Business Restructuring

For the six months ended May 31, 1999, $974 was charged to the 1998 restructuring reserve. The remaining reserve for business restructuring at May 31, 1999 was $348.

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                           May 31, 1999

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the discussion included in the Company's 1998 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended May 31, 1999, the Company generated $9.2 million of cash from operating activities compared to $1.4 million of cash generated during the six-month period ended May 31, 1998. The improved cash position was a result of improved earnings and lower working capital requirements.

Cash used by investing activities included capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during this fiscal year will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Cash generated from operating activities was used for capital expenditures, payment of common dividends of $2.6 million and repurchase of the Company's shares of $1.4 million. Cash and cash equivalents at May 31, 1999 totaled $12.1 million, a decrease of $4.2 million from November 30, 1998.

At May 31, 1999, the Company had approximately $108 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.


RESULTS OF OPERATIONS - SECOND QUARTER

The Company earned $1.50 per diluted share on sales of $149.5 million during the second quarter of fiscal 1999, compared to $1.09 per diluted share on sales of $137.0 million for the same period last year. The improvement was attributed primarily to higher sales of the Concrete and Steel Pipe Group.

Sales of the Concrete and Steel Pipe business significantly increased because of the healthy backlog and the relatively mild weather during the second quarter of 1999. The Company's second quarter of 1998 was adversely impacted by unusually wet weather and a strike at the Company's major steel pipe facility. Operating profit in 1999 increased proportionally to the sales increase.



                                   Page 9
The Company's worldwide Fiberglass-Composite Pipe business had slightly lower sales than in the same quarter of 1998, as the business continued to suffer because of the depressed oil industry. Sales from Ameron's Asian operations continued to strengthen. Profits from sales of fiberglass-composite pipe improved in spite of the sales decline because of the cost reduction steps taken in 1998 and a favorable change in product mix.

The Company's worldwide Coatings business had lower sales and profitability than in the same quarter of 1998. The decline reflected the condition of the worldwide, industrial coatings market, which remains soft because of the depressed oil industry and low commodity prices.

Ameron's Construction and Allied Products business reported higher sales and profits. The improvement came from Ameron's pole business, which benefitted from the mild weather and strong development in the western U.S. Ameron's Hawaiian operations declined because of the continued impact of the Asian economic situation on the Hawaiian economy.

Selling, General and Administrative (SG&A) expenses were flat for the quarter compared to the same period in 1998.

Royalty, Equity and Other Income was lower because of lower equity income from affiliated companies.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $1.75 per diluted share on sales of $272.4 million during the first half of fiscal 1999, compared to earnings of 86 cents per diluted share on sales of $239.5 million during the same prior-year period.

The improvement in sales for the first half of 1999 was due primarily to higher sales of the Concrete and Steel Pipe Group and the acquisition of the Croda Coatings operations in April 1998. The profitability of all businesses improved in the first half of 1999, compared to the first half of 1998.

Sales of the Concrete and Steel Pipe business significantly increased because of the healthy backlog at the start of the year and the relatively mild weather during the first half of 1999. The Company's first six-months of 1998 were adversely impacted by unusually wet weather and a strike at the Company's major steel pipe facility. Operating profit increased proportionally to the sales increase.

The Fiberglass-Composite Pipe business reported lower sales than in the same period of 1998, as the business continued to suffer because of the depressed oil industry. Profits from sales of fiberglass-composite pipe improved in spite of the sales decline because of the cost reduction steps taken in 1998 and improved productivity worldwide.

Coatings reported higher sales and earnings in the first half of 1999 than in the same period of 1998. The increase came from the former Croda Coatings businesses in England, Australia and New Zealand. The worldwide market for Ameron's coatings remains soft.

Ameron's Construction and Allied Products business reported slightly higher sales and higher profits. Hawaiian operations declined because of the continued impact of the Asian economic situation on the Hawaiian economy. The decline in Hawaii was offset by an improvement in Ameron's pole business.

                               Page 10
Selling, General and Administrative expenses were higher compared to the same period in 1998, primarily because of the Croda Coatings acquisition and higher insurance, employee benefit and product warranty costs.

YEAR 2000

The Company's efforts to address Year 2000 (Y2K) issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are completed. The data are continuously updated as new information becomes available, and we expect this to continue. Overall remediation efforts are estimated at approximately 95 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. The costs are being expensed or capitalized as part of normal operation. Overall, the costs are not expected to have a significant effect on the Company's financial position or results of operations. The Company believes it will not have significant exposure to Y2K issues and that the risk to its operations and financial condition is not material. In the event of the failure to correct all compliance issues related to manufacturing control systems, the Company's plants have the ability, in most instances, to continue operations mechanically, rather than electronically. The Company believes its most reasonably likely worst-case scenario is that its operations will experience delays because of failures by third parties, such as suppliers of utilities and major raw materials, to correct Y2K problems.

The Company is developing contingency plans that are designed to mitigate, in part, the impact on its operations of certain Y2K problems. These plans, however, can not cover all eventualities, such as power outages. The Company expects these plans to be in place by the fourth quarter of 1999.


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





                                  Page 11


Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

                    Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $10 million of consolidated retained earnings was not restricted at May 31, 1999.

  Item 4.  Submission of Matters to a Vote of Security Holders

                    The Company's Annual Meeting of Stockholders was held on March 24, 1999. Represented at the meeting, in person or by proxy, were 3,116,208 shares of common stock (77.9% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

               1.   Election of Directors

                    The two nominees for directors named in the Company's proxy statement, Messrs. Stephen W. Foss and James S. Marlen having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,082,752 votes.

                    Other directors whose terms of office continued after the meeting are: J. Michael Hagan, Terry L. Haines, John F. King, Alan L. Ockene, and Richard J. Pearson.

               2.   Proposal to Ratify the Appointment of Auditors

                    3,105,493 shares (99.7% of the shares represented at the meeting or 77.7% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company for fiscal year 1999. Of the shares represented at the meeting, 6,042 shares (0.2%) voted against the proposal.


  Item 6.  Exhibits and Reports on Form 8-K

                    No report on Form 8-K was filed for the Company in the second quarter of 1999.














                                    Page 12

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date:  July 14, 1999

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer