Form 10-Q
period 1999-08-31
AMERON INTERNATIONAL CORP
filed 1999-10-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 1999

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,991,912 on September 30, 1999. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements
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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

             Ameron International Corporation and Subsidiaries
                     Consolidated Statements of Income
              (In thousands, except share and per share data)
                                (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                         August 31,            August 31,
                                     ------------------    ------------------
                                       1999      1998        1999      1998
                                     --------  --------    --------  --------
Net Sales                            $138,795  $155,707    $411,162  $395,207
Cost of Sales                        (100,708) (117,565)   (302,635) (296,537)
                                     --------  --------    --------  --------
Gross Profit                           38,087    38,142     108,527    98,670

Selling, General and
 Administrative Expenses              (26,700)  (24,473)    (86,003)  (79,117)
Royalty, Equity and Other Income        3,804     2,899       9,923     8,362
                                      --------  --------    --------  --------
Operating Profit                       15,191    16,568      32,447    27,915

Asset Write-Downs and Other Charges        -     (1,803)         -     (1,803)
                                     --------  --------    --------  --------
Income before Interest
 and Income Taxes                      15,191    14,765      32,447    26,112

Interest Income                            53       149         151       321
Interest Expense                       (3,499)   (5,409)    (10,524)  (11,467)
                                     --------  --------    --------  --------
Income before Income Taxes             11,745     9,505      22,074    14,966

Provision for Income Taxes             (3,759)   (3,327)     (7,064)   (5,238)
                                     --------  --------    --------  --------
Net Income                           $  7,986  $  6,178    $ 15,010  $  9,728
                                     ========  ========    ========  ========

Basic Net Income per Share           $   2.00  $   1.54    $   3.75  $   2.42
                                     ========  ========    ========  ========

Diluted Net Income per Share         $   1.98  $   1.51    $   3.74  $   2.37
                                     ========  ========    ========  ========
Weighted Average Common Shares
 Outstanding                        3,991,912 4,012,875   3,997,679 4,012,875
                                    ========= =========   ========= =========

Diluted Common Shares Outstanding   4,024,412 4,098,610   4,016,818 4,098,610
                                    ========= =========   ========= =========

Cash Dividends per Share             $    .32  $    .32    $    .96  $    .96
                                     ========  ========    ========  ========


See accompanying notes to consolidated financial statements.

              Ameron International Corporation and Subsidiaries
                        Consolidated Balance Sheets
               (In thousands, except share and per share data)

                                                       Aug. 31,   Nov. 30,
                                                         1999       1998
                                                     (Unaudited)
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $  9,675   $ 16,376
  Receivables, Net                                      128,261    136,380
  Inventories                                            98,681    106,654
  Deferred Income Tax Benefits                            7,723      7,726
  Prepaid Expenses and Other                              8,492      6,554
                                                       --------   --------
    Total Current Assets                                252,832    273,690
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         22,189     22,182
Property, Plant and Equipment, Net                      151,900    157,918
Other Assets                                             45,776     46,429
                                                       --------   --------
Total Assets                                           $472,697   $500,219
                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  3,615   $  3,024
  Current Portion of Long-Term Debt                      12,624     12,681
  Trade Payables                                         39,597     37,273
  Accrued Liabilities                                    48,931     50,353
  Income Taxes                                           13,171     23,499
                                                       --------   --------
    Total Current Liabilities                           117,938    126,830
Long-Term Debt, Less Current Portion                    141,973    165,308
Other Long-Term Liabilities                              39,741     40,913
                                                       --------   --------
  Total Liabilities                                     299,652    333,051
                                                       --------   --------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares,
    Outstanding 3,991,912 Shares at
    August 31, 1999 and 4,030,112 Shares
    at November 30, 1998, Net of Treasury Shares         13,007     13,007
  Additional Paid-In Capital                             17,828     17,828
  Retained Earnings                                     198,349    187,174
  Accumulated Other Comprehensive Income                (11,945)    (8,062)
  Treasury Stock (1,211,100 shares at August 31,
    1999 and 1,172,900 shares at November
    30, 1998), at Cost                                  (44,194)   (42,779)
                                                       --------   --------
    Total Stockholders' Equity                          173,045    167,168
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $472,697   $500,219
                                                       ========   ========
See accompanying notes to consolidated financial statements

            Ameron International Corporation and Subsidiaries
                  Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)
                                                        Nine Months Ended
                                                             Aug. 31,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------
Cash Flows from Operating Activities
  Net Income                                           $ 15,010   $  9,728
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
    Depreciation                                         13,506     12,931
    Amortization                                          1,431        883
    Equity in Earnings of Affiliated Companies           (5,772)    (4,367)
    Dividends from Affiliated Companies                   5,731      4,453
    Other, Net                                            1,581       (103)
    Changes in Operating Assets and Liabilities:
     Change in Receivables                                5,401    (15,205)
     Change in Inventories                                5,576    (13,626)
     Change in Other Current Assets                      (2,534)     2,055
     Change in Trade Payables and
      Other Current Liabilities                         (13,895)    16,180
     Change in Other Assets and Liabilities, Net          8,024     (9,597)
                                                       --------   --------
      Net Cash Provided by Operating Activities          34,059      3,332
                                                       --------   --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                            1,790        732
  Additions to Property, Plant and Equipment            (11,901)   (19,520)
  Business Acquisitions                                       -    (45,277)
  Other                                                  (3,755)    (1,065)
                                                       --------   --------
      Net Cash Used by Investing Activities             (13,866)   (65,130)
                                                       --------   --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                     1,268      3,176
  Issuance of Debt                                        1,283     64,116
  Repayment of Debt                                     (23,718)    (1,892)
  Dividends to Common Stockholders                       (3,835)    (3,851)
  Issuance of Common Stock                                   -         920
  Purchase of Treasury Stock                             (1,415)        -
                                                       --------   --------
      Net Cash (Used) Provided
       by Financing Activities                          (26,417)    62,469
                                                       --------   --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                              (477)      (370)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (6,701)       301
Beginning Cash and Cash Equivalents Balance              16,376      9,848
                                                       --------   --------
Ending Cash and Cash Equivalents Balance               $  9,675   $ 10,149
                                                       ========   ========

See accompanying notes to consolidated financial statements

             Ameron International Corporation and Subsidiaries
                Notes to Consolidated Financial Statements
                             (In thousands)
                             August 31, 1999


Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation ("Company" or "Ameron") at August 31, 1999, and the consolidated results of operations for the three- and nine-month periods ended August 31, 1999 and 1998, and consolidated cash flows for the nine-month periods ended August 31, 1999 and 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the annual financial statements and notes included in the Annual Report on Form 10-K for the year ended November 30, 1998.


Note 2. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:


                                            Aug. 31,    Nov. 30,
                                              1999        1998
                                            --------    --------
       Finished Products                    $ 63,397    $ 62,888
       Products in Process                    15,975      20,988
       Materials and Supplies                 19,309      22,778
                                            --------    --------
       Total Inventories                    $ 98,681    $106,654
                                            ========    ========


Note 3. Other Cash Flow Information:

                                                        Nine Months Ended
                                                             Aug. 31,
                                                       -------------------
                                                         1999       1998
                                                       --------   --------

  Interest Paid                                        $  8,187   $  8,836

  Income Taxes Paid                                    $ 14,344   $  2,893

Note 4.  Unconsolidated Affiliated Companies


Summarized operating results of affiliated companies in the Concrete and Steel Pipe Products segment follow:

                               Three Months Ended       Nine Months Ended
                                    Aug. 31,                 Aug. 31,
                              -------------------      -------------------
                                1999       1998          1999       1998
                              --------   --------      --------   --------
Net Sales                     $  9,242   $  8,857      $ 31,777   $ 47,855

Gross Profit                  $  4,743   $    934      $ 16,682   $ 10,562

Net Income/(Loss)             $  2,859   $ (1,115)     $ 10,903   $  1,211



Amounts shown above represent operating results for Ameron Saudi Arabia, Ltd. for the three- and nine-month periods ended June 30, 1999 and 1998 and Gifford-Hill-American, Inc. for the three- and nine-month periods ended August 31, 1998. The Company sold its 50% ownership of Gifford-Hill-American, Inc. in late 1998.

Summarized results of operations of Tamco, Bondstrand, Ltd., and Oasis Ameron, Ltd. follow:

                               Three Months Ended       Nine Months Ended
                                    Aug. 31,                 Aug. 31,
                              -------------------      -------------------
                                1999       1998          1999      1998
                              --------   --------      --------   --------
Net Sales                     $ 43,166   $ 47,691      $120,855   $127,560

Gross Profit                  $ 13,567   $ 11,187      $ 32,273   $ 29,098

Net Income                    $  6,124   $  4,702      $ 14,608   $ 11,424

Amounts shown above include operating results for Tamco for the three- and nine-month periods ended August 31, 1999 and 1998 and operating results for Bondstrand, Ltd. and Oasis Ameron, Ltd. for the three- and nine-month periods ended June 30, 1999 and 1998.


Note 5.  Earnings Per Share

The basic net income per share is computed on the basis of the weighted average number of common shares outstanding each quarter and year-to-date. The diluted net income per share is computed on the basis of the weighted average total of common shares outstanding each quarter and year-to-date plus common stock equivalents related to dilutive stock options.

Note 6.  Other Comprehensive Income

The Company recognized unrealized foreign currency translation losses of $100 and $2,650 for the three months ended August 31, 1999 and 1998, and losses of $3,883 and $5,597 for the nine months ended August 31, 1999 and 1998, respectively. Accumulated other comprehensive income included $502 minimum pension liability as of August 31, 1999 and November 30, 1998.


Note 7. Debt

The Company's long-term debt consisted of the following:

                                                       Aug. 31,   Nov. 30,
                                                         1999       1998
                                                       --------   --------
Fixed-rate unsecured notes payable:
  9.79% payable in annual principal
    installments of $12,000                            $ 24,000   $ 24,000
  7.92% payable in annual principal
    installments of $8,333, commencing
    in 2001                                              50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.30% at August 31, 1999)              7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 5.60% at August 31, 1999) 71,682 94,406 Variable-rate unsecured bank loan, payable by a consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $624 (4.17% at August 31, 1999)                         1,715      2,383
                                                       --------   --------
  Total Long-Term Debt                                  154,597    177,989
  Current portion                                        12,624     12,681
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $141,973   $165,308
                                                       ========   ========

Note 8.  Business Restructuring

For the nine months ended August 31, 1999, $1,131 was charged to the 1998 restructuring reserve. The remaining reserve for business restructuring at August 31, 1999 was $191.

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations

         Ameron International Corporation and Subsidiaries
                           August 31, 1999

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the discussion included in the Company's 1998 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended August 31, 1999, the Company generated $34.1 million of cash from operating activities compared to $3.3 million of cash generated during the nine-month period ended August 31, 1998. The improved cash position was a result of improved earnings and better working capital management.

Cash used by investing activities included capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during this fiscal year will be between $15.0 million and $20.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Cash generated from operating activities was used for capital expenditures, repayment of debts of $21.2 million, payment of common dividends of $3.8 million and repurchase of the Company's shares of $1.4 million. Cash and cash equivalents at August 31, 1999 totaled $9.7 million, a decrease of $6.7 million from November 30, 1998.

At August 31, 1999, the Company had approximately $124 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.


RESULTS OF OPERATIONS - THIRD QUARTER

The Company earned $1.98 per diluted share on sales of $138.8 million during the third quarter of fiscal 1999, compared to $1.51 per diluted share on sales of $155.7 million for the same period last year. The improvement was attributed primarily to higher profit margins and lower interest.

Sales of the Concrete & Steel Pipe business decreased slightly with higher profitability than in the same quarter of 1998 because of a favorable change in product mix and the benefits of the 1998 cost reduction program.

The Company's worldwide Fiberglass-Composite Pipe business had lower sales and profitability than in the same quarter of 1998, as the business continued to suffer because of depressed spending in the oil industry. While oil prices have increased to a level which should stimulate demand for the Company's fiberglass pipe, the recent increases have not yet been reflected in customers' maintenance and capital programs. As anticipated, sales of fuel handling piping declined in the third quarter. Ameron's Asian operations continued to strengthen during the quarter.

The Company's worldwide Coatings business had lower sales and profitability than in the third quarter of 1998. The decline reflected the condition of the worldwide, industrial coatings market, which remains soft because of depressed spending in the oil industry and low commodity prices.

Ameron's Construction & Allied Products business reported higher sales and profits. The improvement came from Ameron's pole business, which benefitted from the strength of construction in the western U.S. Ameron's Hawaiian operations remained flat.

Selling, General and Administrative (SG&A) expenses were higher for the quarter compared to the same period in 1998 because of higher product warranty and employee benefit costs.

Royalty, Equity and Other Income was higher because of higher equity income from affiliated companies and higher royalties from licensees.

RESULTS OF OPERATIONS - YEAR TO DATE

The Company earned $3.74 per diluted share on sales of $411.2 million during the first nine months of fiscal 1999, compared to earnings of $2.37 per diluted share on sales of $395.2 million during the same period in 1998.

The improvement in sales for the first nine months of 1999 was due primarily to higher sales of the Concrete & Steel Pipe Group and the acquisition of the Croda Coatings operations in April 1998. The profitability of all businesses improved except for the Fiberglass-Composite Pipe business which suffered from depressed spending in the oil industry, in the first nine months of 1999, compared to the first nine months of 1998.

Sales of the Concrete & Steel Pipe business significantly increased because of the healthy backlog at the start of the year and the relatively mild weather during the first nine months of 1999. The Company's first six-months of 1998 were adversely impacted by unusually wet weather and a strike at the Company's major steel pipe facility. Operating profit increased proportionally to the sales increase.

The Fiberglass-Composite Pipe business reported lower sales than in the same period of 1998, as the business continued to suffer because of depressed spending in the oil industry. Profits of fiberglass-composite pipe declined slightly in spite of a larger sales decline because of the cost reduction steps taken in 1998.

Coatings reported lower sales and relatively flat earnings in the first nine months of 1999, compared to the same period of 1998. The sales decline reflected the condition of the worldwide, industrial coatings market, which remained soft because of depressed spending in the oil industry and low commodity prices. Profits from sales of Coatings remained flat in spite of the sales decline because of the cost reduction steps taken in 1998.

Ameron's Construction & Allied Products business reported slightly higher sales and higher profits. The improvement was primarily due to the Company's
                               Page 10
Pole business. Hawaiian operations remained flat because of the economic situation in Hawaii.

Selling, General and Administrative expenses were higher compared to the same period in 1998, primarily because of the Croda Coatings acquisition and higher insurance, employee benefit and product warranty costs.

YEAR 2000

The Company's efforts to address Year 2000 ("Y2K") issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are completed. The data are continuously updated as new information becomes available, and we expect this to continue. Overall remediation efforts are estimated at approximately 95 percent complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. The costs are being expensed or capitalized as part of normal operation. Overall, such costs are not expected to have a significant effect on the Company's financial position or results of operations. In the event of the failure to correct all compliance issues related to manufacturing control systems, the Company's plants have the ability, in most instances, to continue operations mechanically, rather than electronically. However, due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company believes its most reasonably likely worst-case scenario is that its operations will experience delays because of failures by third parties, such as suppliers of utilities and raw materials, to correct Y2K problems.

The Company is developing contingency plans that are designed to mitigate, in part, the impact on its operations of certain Y2K problems. These plans, however, can not cover all eventualities, such as a power outages. The Company expects these plans to be in place by the fourth quarter of 1999.

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

Part II. OTHER INFORMATION

  Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $12 million of consolidated retained earnings was not restricted at August 31, 1999.



  Item 6.  Exhibits and Reports on Form 8-K

          A Form 8-K was filed on June 24, 1999 to report the Company's second quarter 1999 sales and earnings.

          A Form 8-K was filed on June 30, 1999 to report the change in the Company's independent accountants from Arthur Andersen LLP to Deloitte & Touche LLP.

          A Form 8-K was filed on July 7, 1999 to report that Mr. Peter K. Barker joined the Company's board of directors.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: October 14, 1999

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer