Form 10-K405
period 1999-11-30
AMERON INTERNATIONAL CORP
filed 2000-02-28
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended November 30, 1999            OR

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

         The Registrant estimates that as of February 14, 2000 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $138 million.

         On February 14, 2000 there were 3,991,912 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S 1999 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).

2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                     PART I
                        AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the twelve months ended November 30, 1999. All references to the "Annual Report" pertain to the Company's 1999 Annual Report to Stockholders.


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

(b)       FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

          The information contained in Notes (1), (6) and (18) of Notes to Consolidated Financial Statements on pages 30, 31, 32, 33, 40 and 41 of the Annual Report is incorporated herein by reference.

(c)       NARRATIVE DESCRIPTION OF BUSINESS.

          (1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into the following groups serving the following-described industry segments.

       a) The Coatings Group develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis. These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Arkansas, by wholly-owned subsidiaries in The Netherlands, the United Kingdom, Australia and New Zealand, by jointly-owned operations in Mexico and Saudi Arabia and by various third-party licensees.

       b) The Fiberglass - Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plants in Texas and Georgia, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at its plant in Texas, by wholly-owned subsidiaries in The Netherlands, Singapore, and Malaysia, by a jointly-owned affiliate in Saudi Arabia and by third-party licensees.

       c) The Concrete & Steel Pipe Group supplies products and services used in the construction of water pipelines. Five plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, asbestos cement, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales and manufacturing representatives of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

       d) The Construction & Allied Products Group includes the Ameron Hawaii Division, which supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii. These products are marketed through direct sales. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to a quarry containing many years' reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are based upon quality, price and service. An appreciable portion of the segment's business is obtained through competitive bidding. This segment also includes the operations of the Pole Products Division, which manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals. Sales are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Manufacture of these products is carried out in two plants in California, as well as plants in Washington and Oklahoma.

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

              (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and eight times annually. Average days' sales in accounts receivable range between 41 and 108 for all segments.

              (v) The value of backlog orders at November 30, 1999 and 1998 by industry segment is shown below. A substantial portion of the November 30, 1999 backlog is expected to be billed and recorded as sales during the fiscal year 2000.


          INDUSTRY SEGMENT                                   1999                1998
          ----------------                                 ---------           --------
                                                                  (in thousands)
Coatings Group                                             $  4,599            $  5,355
Fiberglass - Composite Pipe Group                            29,924              25,721
Concrete & Steel Pipe Group                                  84,264             135,152
Construction & Allied Products Group                         18,167              20,623
                                                           --------            --------

         Total                                             $136,954            $186,851
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

(2)  a)   Approximate expense during each of the last three fiscal years for
          Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 30 of the Annual Report, which information is incorporated herein by reference.

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

     d) At year-end the Company and its consolidated subsidiaries employed approximately 3,100 persons. Of those, approximately 1,000 covered by labor union contracts. There are five separate bargaining agreements subject to renegotiation in 2000.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (1), (6) and (18) of Notes to Consolidated Financial Statements on pages 30, 31, 32, 33, 40 and 41 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from U.S. operations during the last three fiscal years were:

                                                   IN THOUSANDS
                                                   ------------
                           1999                       $ 22,697
                           1998                         34,350
                           1997                         38,815


ITEM 2 - DESCRIPTION OF PROPERTY

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects. With the exception of the Kailua, Oahu property, shown under the Construction & Allied Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii and, in management's opinion, reserves are adequate for its requirements during the term of the lease.

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

INDUSTRY SEGMENT - GROUP

     DIVISION - LOCATION                                         DESCRIPTION
     -------------------                                         -----------
COATINGS GROUP

     Coatings division - USA
         Brea, CA                                         Office, Laboratory
         Little Rock, AR                                       Office, Plant

     Ameron B.V.
         Geldermalsen, The Netherlands                         Office, Plant
         Huthwaite, UK                                         Office, Plant

     Ameron (UK) Limited
         Hull, UK                                              Office, Plant

     Ameron (Australia) Pty. Limited
         Sydney, Australia                                     Office, Plant
         Adelaide, Australia                                           Plant

     Ameron (New Zealand) Limited
         Auckland, New Zealand                                 Office, Plant

FIBERGLASS - COMPOSITE PIPE GROUP

     Fiberglass Pipe division - USA
         Houston, TX                                                 *Office
         Burkburnett, TX                                       Office, Plant

     Ameron Composites Inc.
         Newnan, GA                                            Office, Plant

     Centron International, Inc.
         Mineral Wells, TX                                     Office, Plant

     Ameron B.V.
         Geldermalsen, The Netherlands                         Office, Plant

     Ameron (Pte) Ltd.
         Singapore                                             *Office, Plant

     Ameron Malaysia Sdn. Bhd.
         Malaysia                                              *Office, Plant

CONCRETE AND STEEL PIPE GROUP

         Rancho Cucamonga, CA                                         *Office
         Etiwanda, CA                                           Office, Plant
         Fontana, CA                                            Office, Plant
         Lakeside, CA                                           Office, Plant
         Phoenix, AZ                                            Office, Plant
         Tracy, CA                                              Office, Plant

     Protective Linings division
         Brea, CA                                               Office, Plant

     Fabrication Plant
         South Gate, CA                                         Office, Plant

     American Pipe & Construction International
         Bogota, Colombia                                       Office, Plant
         Cali, Colombia                                                 Plant

CONSTRUCTION & ALLIED PRODUCTS GROUP

     Hawaii division
         Honolulu, Oahu, HI                                    *Office, Plant
         Kailua, Oahu, HI                                      *Plant, Quarry
         Barbers Point, Oahu, HI                                Office, Plant
         Puunene, Maui, HI                             *Office, Plant, Quarry

     Pole Products division

         Ventura, CA                                                  *Office
         Fillmore, CA                                           Office, Plant
         Oakland, CA                                                   *Plant
         Everett, WA                                           *Office, Plant
         Tulsa, OK                                             *Office, Plant

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

The Company internally, as well as through independent third party consultants, has conducted engineering analyses regarding the allegations that the CAP siphons were defective and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements, and therefore it is not liable for any claims relating to the siphons, whether by the CAWCD or by the USBR. The Company believes that it has meritorious defenses to these actions and that resultant liability, if any, should not have a material effect on the financial position of the Company or its results of operations.

In addition, certain other claims, suits and complaints, which arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters, and the matters discussed above, are either adequately reserved, covered by insurance, or would not have a material effect on the financial position of the Company and its results of operations if disposed of unfavorably. It is difficult to estimate with any certainty the total cost of remediation, the timing and extent of remedial actions required by governmental authorities, and the amount of the Company's liability, if any, in proportion to that of other potentially responsible parties. The Company is also subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 1999 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.


     NAME                      AGE             TITLE AND YEAR ELECTED AS OFFICER
------------------             ---          -------------------------------------
Thomas P. Giese                55           Vice President; Group President Concrete
                                            & Steel Pipe Group                                 1997

James R. McLaughlin            52           Vice President & Treasurer                         1997

Gordon G. Robertson            60           Vice President; Group President
                                            Fiberglass - Composite Pipe Group                  1997

Dennis L. Shogren              46           Vice President, Controller                         1999

Javier Solis                   53           Senior Vice President of Administration,
                                            Secretary & General Counsel                        1984

Gary Wagner                    48           Senior Vice President & Chief Financial
                                            Officer                                            1990

Robert F. Wilkinson            60           Vice President; President Ameron Hawaii
                                            & Pole Products Division                           1997

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Messrs. Shogren and Wilkinson.

Mr. Shogren joined the Company in 1997 as Director of Finance and Administration for the Concrete & Steel Pipe Group. In 1999 he was named Vice President, Controller. Prior to joining the Company, he served in senior accounting and finance positions with Corning, Inc. and Manufacturing Technology, Inc.

Mr. Wilkinson joined the Company in 1996 and was named President of Ameron Hawaii in December of that year. In 1998, he was also named President of the Pole Products Division. Prior to that time he served as President and Chief Executive Officer of Sinclair Paint Company and as President and Chief Operating Officer of Frazee Paint Company.


                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 8, 2000, there were 1,420 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years and for many years in the past. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during that period are set out under the caption Quarterly Financial Data shown on page 40 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (11) of Notes to Consolidated Financial Statements on pages 34 and 35 of the Annual Report, which are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 20 of the Annual Report, which information is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in the Ameron
International 1999 Financial Overview on pages 21-24 of the Annual Report, which information is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is contained on page 24 of the Annual Report under the caption Market Risks and is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the year ended November 30, 1999, the report thereon of Deloitte & Touche LLP dated January 24, 2000 and Notes to Consolidated Financial Statements comprising pages 25 through 42 of the Annual Report, are incorporated herein by reference. The Consolidated Financial Statements for the years ended November 30, 1998 and 1997 and the Notes to such financial statements are also included on pages 25 through 42 of the Annual Report and are incorporated herein by reference. The report of Arthur Andersen LLP dated January 21, 1999, on such 1998 and 1997 financial statements, is included herein as Exhibit 99.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 23, 1999, the Company replaced Arthur Andersen LLP ("AA") as its independent accountants.

The reports of AA on the Company's financial statements for fiscal years 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to replace AA was recommended by the Company's Audit Committee and approved by its Board of Directors.

During fiscal years 1998 and 1997 and the subsequent interim periods, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During fiscal years 1998 and 1997 there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

Effective, June 23, 1999, the Board of Directors of the Company engaged Deloitte & Touche LLP as the principal accountants to audit the Company's financial statements for the fiscal year ended November 30, 1999. No other event requiring disclosure has occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 22, 2000 in connection with the Annual Meeting of Stockholders to be held on March 22, 2000. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.


ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 22, 2000 in connection with the 2000 Annual Meeting of Stockholders to be held on March 22, 2000. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL STATEMENTS:

          The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page Reference
                            Statement                                    to Annual Report
                            ---------                                    ----------------
         Consolidated Statements of Operations for the years
         ended November 30, 1999, 1998 and 1997                                 25

         Consolidated Balance Sheets at November 30, 1999
         and 1998                                                             26-27

         Consolidated Statements of Cash Flows for the years
         ended November 30, 1999, 1998 and 1997                                 28

         Consolidated Statements of Stockholders' Equity
         for the years ended November 30, 1999, 1998 and 1997                   29

         Consolidated Statements of Comprehensive Income
         for the years ended November 30, 1999, 1998 and 1997                   29

         Notes to Consolidated Financial Statements                           30-41

         (i) Summarized information as to the financial condition and results of operations for Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and TAMCO are presented in Note (6) of Notes to Consolidated Financial Statements on pages 32-33 of the Annual Report, which information is incorporated herein by reference.

(a)(2)   FINANCIAL STATEMENT SCHEDULES:

         The following additional financial data should be read in conjunction with the consolidated financial statements in the 1999 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements or notes thereto.


     Schedule     Schedules of Ameron International and Subsidiaries
     --------     --------------------------------------------------
                  Report of Independent Public Accountants
        II        Valuation and Qualifying Accounts and Reserves


(a)(3) EXHIBITS

         3(i)     Certificate of Incorporation
         3(ii)    Bylaws
         4        Instruments Defining the Rights of Security Holders,
                  Including Indentures
         10       Material Contracts
         13       Annual Report
         21       Subsidiaries of the Registrant
         23       Consent of Independent Public Accountants
         99       Report of Previous Independent Public Accountants

(b)  REPORTS ON FORM 8-K

     One report on Form 8-K was filed by the Company during the last quarter of the fiscal year ending November 30, 1999 as follows:

         September 29, 1999 reporting under Item 5, the financial results for the Company's third quarter ended August 31, 1999



                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameron International Corporation:

We have audited the consolidated financial statements of Ameron International Corporation and subsidiaries (the "Company") as of November 30, 1999, and for the year then ended, and have issued our report thereon dated January 24, 2000. Such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audit also included the financial statement schedule for the year ended November 30, 1999 listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic 1999 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
January 24, 2000

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1999
                                 (In thousands)


                                                        Addi-            Deduc-
                                                        tions            tions,
                                      Balance          Charged            Pay-           Reclas-
                                         at               to             ments           sifica-          Balance
                                       Begin-           Costs             and             tions              at
                                        ning             and             Write-            and              End
   Classification                     of Year          Expense            offs            Others          of Year
---------------------------------    ---------        ---------        ---------         --------        ----------

                                        DEDUCTED FROM ASSET ACCOUNTS

Allowance for
  doubtful accounts                   $ 5,106           $4,628          $(2,490)          $ (307)         $ 6,937

Reserve for realization
  of investments in
  affiliates                           18,986            5,702                -                -           24,688

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                            2,968                -             (270)               -            2,698


                                      INCLUDED IN CURRENT LIABILITIES

Reserve for pending
  claims and litigation               $ 4,413           $1,609          $(1,873)          $  159          $ 4,308

Severance reserve                       1,322                -           (1,318)              (4)               -

Reserve associated with
  acquisition                           2,259              334           (1,723)            (740)             130

Other reserves                            243              778              795             (104)             122

Reserve for self-insured
  programs                              3,843            2,831           (1,785)            (650)           4,239


                                     INCLUDED IN LONG-TERM LIABILITIES

Reserve for pending
  claims and litigation               $11,724           $4,910          $(4,572)               -          $12,062

Other reserves                            560              238             (161)              13              650

Reserve for self-insured
  programs                              7,171                -                -             (171)           7,000

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
                                 (In thousands)

                                                        Addi-            Deduc-
                                                        tions            tions,
                                      Balance          Charged            Pay-           Reclas-
                                         at               to             ments           sifica-          Balance
                                       Begin-           Costs             and             tions              at
                                        ning             and             Write-            and              End
   Classification                     of Year          Expense            offs            Others          of Year
---------------------------------    ---------        ---------        ---------         --------        ----------

                                                 DEDUCTED FROM ASSET ACCOUNTS
Allowance for
  doubtful accounts                   $ 5,402          $ 2,169          $(2,590)           $ 125          $ 5,106

Reserve for realization
  of investments in
  affiliates                           11,295           13,164           (5,473)               -           18,986

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                            3,853                -             (885)               -            2,968


                                               INCLUDED IN CURRENT LIABILITIES
Reserve for pending
  claims and litigation               $ 3,342          $ 2,314          $(1,244)           $   1          $ 4,413

Severance reserve                           -            2,500           (1,178)               -            1,322

Reserve associated with
  acquisition                               -            4,594           (2,359)              24            2,259

Other reserves                            376              495             (594)             (34)             243

Reserve for self-insured
  programs                              2,053            5,341           (4,139)             588            3,843


                                              INCLUDED IN LONG-TERM LIABILITIES
Reserve for pending
  claims and litigation               $15,887          $   304          $(4,467)           $   -          $11,724

Other reserves                             41              767             (256)               8              560

Reserve for self-insured
  programs                              7,671                -                -             (500)           7,171

                                       15

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                                 (In thousands)

                                                        Addi-            Deduc-
                                                        tions            tions,
                                      Balance          Charged            Pay-           Reclas-
                                         at               to             ments           sifica-          Balance
                                       Begin-           Costs             and             tions              at
                                        ning             and             Write-            and              End
   Classification                     of Year          Expense            offs            Others          of Year
---------------------------------    ---------        ---------        ---------         --------        ----------

                                                 DEDUCTED FROM ASSET ACCOUNTS
Allowance for
  doubtful accounts                   $ 5,939          $1,798           $(1,692)          $(643)          $ 5,402

Reserve for realization
  of investments in
  affiliates                            9,595           1,700                 -               -            11,295

Reserve for write-down
  of assets related to
  certain foreign
  affiliates                            3,853               -                 -               -             3,853


                                               INCLUDED IN CURRENT LIABILITIES
Reserve for pending
  claims and litigation               $ 5,188          $1,409           $(3,140)          $(115)          $ 3,342

Restructuring reserve                     346              62              (410)              2                 -

Other reserves                            679             620              (938)             15               376

Reserve for self-insured
  programs                              6,317             443            (4,010)           (697)            2,053


                                              INCLUDED IN LONG-TERM LIABILITIES
Reserve for pending
  claims and litigation               $14,927          $1,850           $  (947)          $  57           $15,887

Other reserves                              -             125               (84)              -                41

Reserve for self-insured
  programs                              6,771               -                 -             900             7,671

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERON INTERNATIONAL CORPORATION


                                By:  /s/ JAVIER SOLIS
                                     ----------------------------------------
                                     Javier Solis,
                                     Senior Vice President & Secretary

Date:  February 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ JAMES S. MARLEN               Director, Chairman of the Board,                     February 25, 2000
----------------------------      President and Chief Executive Officer
James S. Marlen                   (Principal Executive Officer)


/s/ GARY WAGNER                   Senior Vice President & Chief                        February 25, 2000
-----------------------------     Financial Officer, (Principal Financial
Gary Wagner                       & Accounting Officer)


/s/ PETER K. BARKER               Director                                             February 25, 2000
-----------------------------
Peter K. Barker


/s/ STEPHEN W. FOSS               Director                                             February 28, 2000
-----------------------------
Stephen W. Foss


/s/ J. MICHAEL HAGAN              Director                                             February 25, 2000
-----------------------------
J. Michael Hagan


/s/ TERRY L. HAINES               Director                                             February 25, 2000
------------------------------
Terry L. Haines


/s/ JOHN F. KING                  Director                                             February 25, 2000
------------------------------
John F. King


/s/ ALAN L. OCKENE                Director                                             February 25, 2000
------------------------------
Alan L. Ockene


/s/ RICHARD J. PEARSON            Director                                             February 25, 2000
------------------------------
Richard J. Pearson


/s/ JOHN E. PEPPERCORN            Director                                             February 26, 2000
------------------------------
John E. Peppercorn