Form 10-Q
period 2000-02-29
AMERON INTERNATIONAL CORP
filed 2000-04-14
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2000

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,991,912 on March 31, 2000. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10

  Item 3.   Quantitative & Qualitative Market Risk Disclosure         12

PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     13


  Item 6.   Exhibits and Reports on Form 8-K                          13


SIGNATURE PAGE                                                        14

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Ameron International Corporation and Subsidiaries
                      Consolidated Statements of Income
               (In thousands, except share and per share data)
                                 (Unaudited)

                                                        Three Months Ended
                                                        February 29 and 28,
                                                        ------------------
                                                          2000      1999
                                                        --------  --------
Sales                                                   $121,365  $122,899
Cost of Sales                                            (93,312)  (92,018)
                                                        --------  --------
Gross Profit                                              28,053    30,881

Selling, General and
 Administrative Expenses                                 (27,142)  (29,760)
Other Income, net                                          3,633     3,824
                                                        --------  --------
Income before Interest
 and Income Taxes                                          4,544     4,945

Interest Income                                               30        56
Interest Expense                                          (3,306)   (3,525)
                                                        --------  --------
Income before Income Taxes                                 1,268     1,476

Provision for Income Taxes                                  (317)     (472)
                                                        --------  --------
Net Income                                              $    951  $  1,004
                                                        ========  ========

 Net Income per Share (Basic)                         $    .24  $    .25
                                                        ========  ========

Net Income per Share (Diluted)                          $    .24  $    .25
                                                        ========  ========

Weighted Average Shares(Basic)                         3,991,912 4,016,712
                                                       ========= =========

Weighted Average Shares (Diluted)                      4,002,853 4,026,602
                                                       ========= =========

Cash Dividends per Share                                $    .32  $    .32
                                                        ========  ========




See accompanying notes to consolidated financial statements.

              Ameron International Corporation and Subsidiaries
                         Consolidated Balance Sheets
               (In thousands, except share and per share data)

                                                       Feb. 29,   Nov. 30,
                                                         2000       1999
                                                     (Unaudited)
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $  7,959   $ 10,521
  Receivables, less allowances of $7,125
    in 2000 and $6,937 in 1999                          116,629    118,900
  Inventories                                            96,079     95,488
  Deferred Income Taxes                                  11,025     11,054
  Prepaid Expenses and Other Current Assets               8,759      6,691
                                                       --------   --------
    Total Current Assets                                240,451    242,654
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         20,628     23,046
Property, Plant and Equipment, Net                      148,329    149,597
Other Assets                                             44,338     43,670
                                                       --------   --------
Total Assets                                           $453,746   $458,967
                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  3,244   $  3,479
  Current Portion of Long-Term Debt                      12,570     12,595
  Trade Payables                                         36,150     36,667
  Accrued Liabilities                                    40,649     43,552
  Income Taxes Payable                                   16,319     18,848
                                                       --------   --------
    Total Current Liabilities                           108,932    115,141
Long-Term Debt, Less Current Portion                    140,373    135,237
Other Long-Term Liabilities                              29,457     30,469
                                                       --------   --------
  Total Liabilities                                     278,762    280,847
                                                       --------   --------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,991,912 Shares for 2000 and 1999,
    Net of Treasury Shares                               13,007     13,007
  Additional Paid-In Capital                             17,857     17,857
  Retained Earnings                                     204,010    204,336
  Accumulated Other Comprehensive Loss                  (15,696)   (12,886)
  Less Treasury Stock (1,211,100 shares
    for 2000 and 1999)                                  (44,194)   (44,194)
                                                       --------   --------
    Total Stockholders' Equity                          174,984    178,120
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $453,746   $458,967
                                                       ========   ========

See accompanying notes to consolidated financial statements.

              Ameron International Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                        Three Months Ended
                                                        February 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Cash Flows from Operating Activities
  Net Income                                           $    951   $  1,004
  Adjustments to Reconcile Net Income to Net Cash
   Used in Operating Activities:
     Depreciation                                         4,046      4,449
     Amortization                                           421        542
     Provision for Deferred Income Taxes                    156          -
     Equity in Earnings of Affiliated Companies          (1,765)    (2,200)
     Dividends from Affiliated Companies                  3,957      2,200
     Gain from Sale of Assets                               (17)      (218)
     Other, Net                                               -      2,411
  Changes in Operating Assets and Liabilities:
     Receivables                                            739      6,341
     Inventories                                         (1,607)    (5,173)
     Prepaid Expenses and Other Current Assets           (2,165)    (1,708)
     Trade Payables, Accrued Liabilities and
       Income Taxes Payable                              (5,062)   (10,031)
     Other Long-Term Assets and Liabilities              (2,375)      (488)
                                                       --------   --------
      Net Cash Used in Operating Activities              (2,721)    (2,871)
                                                       --------   --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment        75      1,069
  Additions to Property, Plant and Equipment             (4,126)    (3,787)
  Other                                                       -     (2,513)
                                                       --------   --------
      Net Cash Used in Investing Activities              (4,051)    (5,231)
                                                       --------   --------
Cash Flows from Financing Activities
  Net Decrease of Debt with Maturities of Three
   Months of Less                                          (217)      (324)
  Issuance of Debt                                        6,700      9,055
  Repayment of Debt                                      (1,142)    (1,449)
  Dividends on Common Stock                              (1,277)    (1,279)
  Purchase of Treasury Stock                                 -      (1,235)
                                                       --------   --------
      Net Cash Provided by Financing Activities           4,064      4,768
                                                       --------   --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                               146       (193)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (2,562)    (3,527)
Cash and Cash Equivalents at Beginning of Period         10,521     16,376
                                                       --------   --------
Cash and Cash Equivalents at End of Period             $  7,959  $  12,849
                                                       ========   ========
See accompanying notes to consolidated financial statements.

              Ameron International Corporation and Subsidiaries
                 Notes to Consolidated Financial Statements
                               (In Thousands)
                                 (Unaudited)

Note 1. Basis Of Presentation

The consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation ("Company" or "Ameron") at February 29, 2000, and its consolidated results of operations and its consolidated cash flows for the three months ended February 29, 2000 and February 28, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 1999.

Note 2. New Accounting Pronouncement

In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. Ameron is required to adopt SFAS 133 beginning December 1, 2000. The Company is currently evaluating the impact of adopting SFAS 133.

Note 3. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:

                                            Feb. 29,    Nov. 30,
                                              2000        1999
                                            --------    --------
       Finished Products                    $ 61,091    $ 56,122
       Products in Process                    14,066      17,382
       Materials and Supplies                 20,922      21,984
                                            --------    --------
       Total Inventories                    $ 96,079    $ 95,488
                                            ========    ========

Note 4. Supplemental Disclosure of Cash Flow Information
                                                       Three Months Ended
                                                         Feb. 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
  Interest Paid                                        $  1,795   $    508

  Income Taxes Paid                                    $  2,351   $  7,188

Note 5.  Unconsolidated Affiliated Companies

Operating results of affiliated companies, which were accounted for by the equity method, were as follows:


                                                       Three Months Ended
                                                         Feb. 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Net Sales                                              $ 55,404   $ 48,212

Gross Profit                                           $ 17,985   $ 15,109

Net Income                                             $  7,905   $  8,363

Amounts shown above represent the operating results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three months ended December 31, 1999 and 1998 and TAMCO for the three months ended February 29, 2000 and February 28, 1999. Ameron's equity in earnings of affiliated companies is included in other income.

Note 6.  Earnings Per Share ("EPS")

The net income per basic share is computed on the basis of the weighted average number of common shares outstanding each period. The net income per diluted share is computed on the basis of the weighted average total of common shares outstanding each period plus the effect of outstanding stock options, excluding those that would be anti-dilutive, using the treasury stock method.

The following table is a reconciliation of the weighted average number of shares used in the computation of basic and diluted EPS:

                                                       Three Months Ended
                                                         Feb. 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------- ---------
Basic Average Common Shares Outstanding                3,991,912 4,016,712

Dilutive Effect of Stock Options                          10,941     9,890
                                                       --------- ---------

Diluted Average Common Shares Outstanding              4,002,853 4,026,602
                                                       ========= =========

Note 7.  Other Comprehensive Income

Comprehensive loss was computed as follows:

                                                       Three Months Ended
                                                         Feb. 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Net Income                                             $    951   $  1,004

Foreign Currency Translation Adjustment, Net of Tax      (2,810)    (2,729)
                                                       --------   --------
Comprehensive Loss                                     $ (1,859)  $ (1,725)
                                                       ========   ========

Note 8. Debt

The Company's long-term debt consisted of the following:

                                                       Feb. 29,   Nov. 30,
                                                         2000       1999
                                                      --------   --------
Fixed-rate unsecured notes payable:
  9.79%, payable in annual principal
    installments of $12,000                            $ 12,000   $ 12,000
  7.92%, payable in annual principal
    installments of $8,333, commencing in 2001           50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (3.90% at February 29, 2000)            7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 6.22% at February 29, 2000)  82,462     77,144
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $569 (4.14% at February 29, 2000)                       1,281      1,488
                                                       --------   --------
  Total Long-Term Debt                                  152,943    147,832
  Less Current portion                                 ( 12,570)  ( 12,595)
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $140,373   $135,237
                                                       ========   ========

Note 9.  Segment Information

The Company provides certain information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS 131, the Company has determined that is has four operating segments: The Coating Group, the Fiberglass-Composite Pipe Group, the Concrete & Steel Pipe Group, and the Construction & Allied Products Group. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. In accordance with SFAS 131, the following table presents information related to each operating segment included in, and in a manner consistent with, internal management reports:


                                                        Three Months Ended
                                                        February 29 and 28,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Sales
 Coatings                                              $ 41,700   $ 44,875
 Fiberglass-Composite Pipe                               21,577     23,021
 Concrete & Steel Pipe                                   33,391     30,840
 Construction & Allied Products                          24,731     24,357
 Eliminations                                          (     34)  (    194)
                                                       --------   --------
  Total Sales                                          $121,365   $122,899
                                                       ========   ========
Income (Loss) Before Interest and Income Taxes
 Coatings                                              $   (428)  $     33
 Fiberglass-Composite Pipe                                1,369      3,335
 Concrete & Steel Pipe                                    4,507      2,739
 Construction & Allied Products                           2,495      2,816
 Corporate & Unallocated                                 (3,399)    (3,978)
                                                       --------   --------
  Total Income Before Interest and Income Taxes        $  4,544   $  4,945
                                                       ========   ========
Assets
 Coatings                                              $140,611   $171,122
 Fiberglass-Composite Pipe                              121,614    113,333
 Concrete & Steel Pipe                                  102,392    119,016
 Construction & Allied Products                          58,436     55,716
 Corporate & Unallocated                                158,013    161,698
 Eliminations                                          (127,320)  (131,423)
                                                       --------   --------
  Total Assets                                         $453,746   $489,462
                                                       ========   ========
Investments
 Coatings                                              $  2,145   $  2,135
 Fiberglass-Composite Pipe                                3,784      3,784
 Concrete & Steel Pipe                                        -          -
 Construction & Allied Products                               -          -
 Corporate & Unallocated                                 14,699     16,797
                                                       --------   --------
  Total Investments                                    $ 20,628   $ 22,716
                                                       ========   ========






                                 Page 9
PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         Ameron International Corporation and Subsidiaries
                           February 29, 2000

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1999 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2000 the Company used $2.7 million of cash for operating activities, principally for the payment of accrued liabilities and income taxes.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during fiscal 2000 will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Additional net borrowings of $5.3 million were used to finance operations, capital expenditures, and payment of common stock dividends of $1.3 million. Cash and cash equivalents at February 29, 2000 totaled approximately $8.0 million, a decrease of $2.6 million from November 30, 1999.

At February 29, 2000 the Company had approximately $110.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - FIRST QUARTER

The Company earned 24 cents per diluted share on sales of $121.4 million for the first quarter of fiscal 2000, compared to earnings of 25 cents per diluted share on sales of $122.9 million for the same period in 1999. The slight decrease was attributed primarily to lower sales and profitability of the Coatings and Fiberglass-Composite Pipe businesses, offset by the higher sales and profitability of the Concrete & Steel Pipe business and the continued strength from Ameron's joint venture, TAMCO.

Sales of Concrete & Steel Pipe increased $2.6 million in the first quarter of 2000, compared to the same period of 1999. Sales increased because of favorable weather conditions and continued demand for pipe products. Profitability increased $1.8 million in the first quarter of 2000, compared to the first quarter of 1999, as a result of higher sales and improved product mix and plant utilization. Concrete & Steel Pipe entered 2000 with a lower backlog, and the business is expected to moderate in 2000.

Sales of the Company's worldwide Fiberglass-Composite Pipe business declined $1.4 million in the first quarter of 2000, compared to the first quarter of 1999, primarily because of the lingering impact of oil and commodity prices. Oil and commodity prices declined in 1998 and early 1999, reducing the general level of spending for maintenance and capital projects in a number of the Company's markets. Additionally, in the first quarter of 1999, the Fiberglass-Composite Pipe business benefited from higher sales of fuel-handling piping associated with government-mandated conversions of gas stations. Profits declined in the first quarter of 2000, primarily because of lower sales of higher-margin, fuel-handling piping. Overall, the outlook for Fiberglass-Composite Pipe is expected to improve in the second half of 2000.

Coatings' sales declined $3.2 million in the first quarter of 2000, compared to the first quarter of 1999. The market factors which affected Fiberglass-Composite Pipe similarly affected Coatings. Coatings' profits declined primarily due to lower sales. An improvement in Coatings is also expected in the second half of 2000.

Construction & Allied Products had flat sales, but profits declined primarily due to a strike at one of Ameron's operations in Hawaii. Ameron's pole business made up much of the shortfall in Hawaii, benefiting from strong construction spending for new housing and roadways.

Selling, General and Administrative expenses were lower in the first quarter of 2000, compared to the first quarter of 1999, primarily due to the higher insurance costs in 1999.

The effective tax rate was 25% in the first quarter of 2000, compared to 32% for the same period in 1999. The effective tax rates give effect to the anticipated income taxes on income from domestic operations, as well as foreign operations and joint ventures, which are taxed at rates lower than the U.S. marginal tax rate.

YEAR 2000

The Company's efforts to address Year 2000 ("Y2K") issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, are involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are completed. The data are continuously updated as new information becomes available, and we expect this to continue. Remediation efforts are estimated to be complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program.

Costs for Y2K efforts are not being accumulated separately. The costs are being expensed or capitalized as part of normal operations. Overall, such costs have not had and are not expected to have a significant effect on the Company's financial position or results of operations. In the event of the failure to correct all compliance issues related to manufacturing control systems, the Company's plants have the ability, in most instances, to continue operations mechanically, rather than electronically.

Following the arrival of the Year 2000, the Company has not experienced any problems, with devices and raw materials manufactured and/or supplied by third parties. There was no interruption in the Company's ability to manufacture and deliver its products and transact business with its suppliers and customers. The Company has received no notification from customers regarding Year 2000 issues related to products it has sold. The Company continues to monitor its systems, suppliers and products for any unanticipated issues that may arise. Although the Company believes it has taken the appropriate steps to address
Y2K readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.



   Item 3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's Annual Report on Form 10-K for the year ended November 30, 1999.


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

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $10.0 million of consolidated retained earnings were not restricted at February 29, 2000.


   Item 6.  Exhibits and Reports on Form 8-K

          A Form 8-K was filed on February 25, 2000 to report the Company's financial results for the year ended November 30, 1999, as reported in press releases dated January 31, 2000 and February 17, 2000.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: April 14, 2000

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer