Form 10-Q
period 2000-05-31
AMERON INTERNATIONAL CORP
filed 2000-07-11
CIK 790730

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 2000

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,934,958 on June 30, 2000. No other class of Common Stock exists.

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

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

Ameron International Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

                                    Three Months Ended     Six Months Ended
                                          May 31,               May 31,
                                    ------------------    ------------------
                                      2000      1999        2000      1999
                                    --------  --------    --------  --------
Sales                               $140,171  $149,468    $261,536  $272,367
Cost of Sales                       (102,975) (109,909)   (196,287) (201,927)
                                    --------  --------    --------  --------
Gross Profit                          37,196    39,559      65,249    70,440

Selling, General and
 Administrative Expenses             (31,752)  (29,543)    (58,894)  (59,303)
Other Income, net                      5,620     2,295       9,253     6,119
                                    --------  --------    --------  --------
Income before Interest
 and Income Taxes                     11,064    12,311      15,608    17,256

Interest Income                           12        42          42        98
Interest Expense                      (2,824)   (3,500)     (6,130)   (7,025)
                                    --------  --------    --------  --------
Income before Income Taxes             8,252     8,853       9,520    10,329

Provision for Income Taxes            (2,063)   (2,833)     (2,380)   (3,305)
                                    --------  --------    --------  --------
Net Income                          $  6,189  $  6,020    $  7,140  $  7,024
                                    ========  ========    ========  ========

Net Income per Share (Basic)        $   1.55  $   1.50    $   1.79  $   1.75
                                    ========  ========    ========  ========

Net Income per Share (Diluted)      $   1.55  $   1.50    $   1.79  $   1.75
                                    ========  ========    ========  ========

Weighted Average Shares(Basic)     3,983,479 4,006,798   3,987,695 4,006,798
                                   ========= =========   ========= =========

Weighted Average Shares (Diluted)  3,987,323 4,019,270   3,995,088 4,019,270
                                   ========= =========   ========= =========

Cash Dividends per Share            $    .32  $    .32    $    .64  $    .64
                                    ========  ========    ========  ========




See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

                                                        May 31,   Nov. 30,
                                                         2000       1999
                                                     (Unaudited)
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $  5,852   $ 10,521
  Receivables, Less Allowances of $7,734
    in 2000 and $6,937 in 1999                          131,756    118,900
  Inventories                                            90,979     95,488
  Deferred Income Taxes                                  10,977     11,054
  Prepaid Expenses and Other Current Assets               6,764      6,691
                                                       --------   --------
    Total Current Assets                                246,328    242,654
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         20,806     23,046
Property, Plant and Equipment, Net                      146,768    149,597
Other Assets                                             44,774     43,670
                                                       --------   --------
Total Assets                                           $458,676   $458,967
                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  3,472   $  3,479
  Current Portion of Long-Term Debt                      12,553     12,595
  Trade Payables                                         32,716     36,667
  Accrued Liabilities                                    41,883     43,552
  Income Taxes Payable                                   15,022     18,848
                                                       --------   --------
    Total Current Liabilities                           105,646    115,141
Long-Term Debt, Less Current Portion                    147,767    135,237
Other Long-Term Liabilities                              30,176     30,469
                                                       --------   --------
  Total Liabilities                                     283,589    280,847
                                                       --------   --------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,960,912 Shares at May 31, 2000 and
    3,991,912 Shares at November 30, 1999,
    Net of Treasury Shares                               13,007     13,007
  Additional Paid-In Capital                             17,857     17,857
  Retained Earnings                                     208,924    204,336
  Accumulated Other Comprehensive Loss                  (19,573)   (12,886)
  Less Treasury Stock (1,242,100 Shares at
    May 31, 2000 and 1,211,100 Shares
    at November 30, 1999)                               (45,128)   (44,194)
                                                       --------   --------
    Total Stockholders' Equity                          175,087    178,120
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $458,676   $458,967
                                                       ========   ========
See accompanying notes to consolidated financial
statements.                                                     Page 4

                      Ameron International Corporation and Subsidiaries
                            Consolidated Statements of Cash Flows
                                      (In thousands)
                                       (Unaudited)
                                                        Six Months Ended
                                                              May 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Cash Flows from Operating Activities
  Net Income                                           $  7,140   $  7,024
  Adjustments to Reconcile Net Income to Net Cash
   (Used in) Provided by Operating Activities:
     Depreciation                                         8,376      8,852
     Amortization                                           767        939
     Deferred Income Taxes                                  293          -
     Equity in Earnings of Affiliated Companies          (5,709)    (3,341)
     Dividends from Affiliated Companies                  7,579      3,300
     Gain from Sale of Assets                              (290)      (165)
     Other, Net                                               -      4,037
  Changes in Operating Assets and Liabilities:
     Receivables                                        (16,004)     1,072
     Inventories                                          2,094       (733)
     Prepaid Expenses and Other Current Assets             (243)    (1,991)
     Trade Payables, Accrued Liabilities and
       Income Taxes Payable                              (7,499)   (16,568)
     Other Long-Term Assets and Liabilities              (2,938)     6,797
                                                       --------   --------
      Net Cash (Used in) Provided by
       Operating Activities                              (6,434)     9,223
                                                       --------   --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment       481      1,910
  Additions to Property, Plant and Equipment             (8,922)    (7,828)
  Other                                                       -     (3,174)
                                                       --------   --------
      Net Cash Used in Investing Activities              (8,441)    (9,092)
                                                       --------   --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                       225      1,502
  Issuance of Debt                                       15,223        284
  Repayment of Debt                                      (1,977)    (1,741)
  Dividends on Common Stock                              (2,552)    (2,558)
  Purchase of Treasury Stock                               (934)    (1,415)
                                                       --------   --------
      Net Cash Provided by (Used in)
       Financing Activities                               9,985     (3,928)
                                                       --------   --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                               221       (446)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                  (4,669)    (4,243)
Cash and Cash Equivalents at Beginning of Period         10,521     16,376
                                                       --------   --------
Cash and Cash Equivalents at End of Period             $  5,852  $  12,133
                                                       ========   ========
See accompanying notes to consolidated financial statements.
                                   Page 5

                    Ameron International Corporation and Subsidiaries
                        Notes to Consolidated Financial Statements
                                     (In Thousands)
                                      (Unaudited)

Note 1. Basis Of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation (the "Company" or "Ameron") at May 31, 2000, and its consolidated results of operations for the three and six months ended May 31, 2000 and 1999, and cash flows for the six months ended May 31, 2000 and 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 3. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:

                                             May 31,    Nov. 30,
                                              2000        1999
                                            --------    --------
       Finished Products                    $ 60,508    $ 56,122
       Products in Process                    11,785      17,382
       Materials and Supplies                 18,686      21,984
                                            --------    --------
       Total Inventories                    $ 90,979    $ 95,488
                                            ========    ========

Note 4. Supplemental Disclosure of Cash Flow Information
                                                        Six Months Ended
                                                             May 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
  Interest Paid                                        $  6,541   $  6,585

  Income Taxes Paid                                    $  4,546   $  9,982

Note 5.  Unconsolidated Affiliated Companies

Operating results of affiliated companies, which were accounted for by the equity method, were as follows:


                              Three Months Ended         Six Months Ended
                                    May 31,                   May 31,
                              -------------------      -------------------
                                2000       1999          2000       1999
                              --------   --------      --------   --------
Net Sales                     $ 57,102   $ 52,012      $112,506   $100,224

Gross Profit                  $ 14,423   $ 15,536      $ 32,408   $ 30,645

Net Income                    $  6,514   $  8,165      $ 14,419   $ 16,528

Amounts shown above were the operating results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three and six months ended March 31, 2000 and 1999 and TAMCO for the three and six months ended May 31, 2000 and 1999. Ameron's equity in earnings of affiliated companies is included in other income.

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

Following is a reconciliation of the weighted average number of shares used in the computation of basic and diluted EPS:

                              Three Months Ended         Six Months Ended
                                    May 31,                   May 31,
                              --------------------     --------------------
                                2000       1999          2000       1999
                              ---------  ---------     ---------  ---------
Basic Average Common
   Shares Outstanding         3,983,479  4,006,798     3,987,695  4,006,798

Dilutive Effect of
   Stock Options                  3,844     12,472         7,393     12,472
                              ---------  ---------     ---------  ---------
Diluted Average Common
   Shares Outstanding         3,987,323  4,019,270     3,995,088  4,019,270
                              =========  =========     =========  =========

Note 7.  Other Comprehensive Income

Comprehensive income was computed as follows:

                                Three Months Ended      Six Months Ended
                                      May 31,                May 31,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                --------   --------    --------   --------
Net Income                      $  6,189   $  6,020    $  7,140   $  7,024

Foreign Currency Translation
  Adjustment, Net of Tax          (3,877)    (1,054)     (6,687)    (3,783)
                                --------   --------    --------   --------
Comprehensive Income            $  2,312   $  4,966    $    453  $   3,241
                                ========   ========    ========   ========

Note 8. Debt

The Company's long-term debt consisted of the following:

                                                       May 31,   Nov. 30,
                                                        2000       1999
                                                      --------   --------
Fixed-rate unsecured notes payable:
  9.79%, payable in annual principal
    installments of $12,000                            $ 12,000   $ 12,000
  7.92%, payable in annual principal
    installments of $8,333, commencing in 2001           50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (4.35% at May 31, 2000)                 7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 6.61% at May 31, 2000)       90,013     77,144
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $553 (4.98% at May 31, 2000)                            1,107      1,488
                                                       --------   --------
  Total Long-Term Debt                                  160,320    147,832
  Less Current portion                                 ( 12,553)  ( 12,595)
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $147,767   $135,237
                                                       ========   ========

Note 9.  Segment Information

The Company provides certain information about operating segments in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS 131, the Company has determined that is has four operating segments: The Performance Coatings & Finishes Group, the Fiberglass-Composite Pipe Group, the Water Transmission Group, and the Infrastructure Products Group. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                     Three Months Ended      Six Months Ended
                                           May 31,                May 31,
                                    -------------------    -------------------
                                      2000       1999        2000       1999
                                    --------   --------    --------   --------
Sales
 Performance Coatings & Finishes    $ 47,758   $ 53,674    $ 89,458   $ 98,549
 Fiberglass-Composite Pipe            27,503     26,680      49,080     49,701
 Water Transmission                   37,609     41,150      71,000     71,990
 Infrastructure Products              27,401     28,269      52,132     52,626
 Eliminations                           (100)      (305)       (134)
(499)
                                    --------   --------    --------   --------
  Total Sales                       $140,171   $149,468    $261,536   $272,367
                                    ========   ========    ========   ========
Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes    $  1,993   $  3,636    $  1,565   $  3,669
 Fiberglass-Composite Pipe             5,920      5,061       7,289      8,396
 Water Transmission                    3,203      6,518       7,710      9,257
 Infrastructure Products               4,703      4,315       7,198      7,131
 Corporate & Unallocated              (4,755)    (7,219)     (8,154)
(11,197)
                                    --------   --------    --------   --------
  Total Income Before Interest
     and Income Taxes               $ 11,064   $ 12,311    $ 15,608   $ 17,256
                                    ========   ========    ========   ========

                                                            May 31,   Nov. 30,
                                                             2000       1999
                                                           --------   --------
Assets
 Performance Coatings & Finishes                           $138,564   $148,436
 Fiberglass-Composite Pipe                                  128,271    117,561
 Water Transmission                                         101,536    100,177
 Infrastructure Products                                     59,616     57,208
 Corporate & Unallocated                                    155,373    159,077
 Eliminations                                              (124,684)
(123,492)
                                                           --------   --------
  Total Assets                                             $458,676   $458,967
                                                           ========   ========
Investments
 Performance Coatings & Finishes                           $  2,146   $  2,136
 Fiberglass-Composite Pipe                                    3,784      3,784
 Water Transmission                                               -          -
 Infrastructure Products                                          -          -
 Corporate & Unallocated                                     14,876     17,126
                                                           --------   --------
  Total Investments                                        $ 20,806   $23,046
                                                           ========   ========
                                   Page 9

PART I.  FINANCIAL INFORMATION

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         Ameron International Corporation and Subsidiaries
                           May 31, 2000

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1999 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 2000, the Company used $6.4 million of cash for operating activities, principally for an increase in receivables, and payments of accrued liabilities and income taxes.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during fiscal 2000 will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Cash and additional net borrowings of $13.5 million were used to finance operations, for capital expenditures, for payment of common stock dividends of $2.6 million and to purchase treasury stock of $0.9 million. Cash and cash equivalents at May 31, 2000 totaled approximately $5.9 million, a decrease of $4.7 million from November 30, 1999.

At May 31, 2000 the Company had approximately $102.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS

Net sales for the quarter ended May 31, 2000 were $140.2 million, down from $149.5 million in the second quarter 1999. Net sales for the six months ended May 31, 2000 were $261.5 million, down from $272.4 million for the same period in 1999. The decline in sales was principally due to lack of activity in certain segments within the coatings industry. Earnings per diluted share for the quarter increased to $1.55, compared to $1.50 for the second quarter of 1999. Earnings per diluted share for the six months ended May 31, 2000 totaled $1.79, compared to $1.75 for the same period of 1999. Higher earnings were due primarily to the strength of Ameron's joint-venture companies and lower interest expense and taxes.

Sales of the Water Transmission Group (formerly called the Concrete & Steel Pipe Group) decreased about $3.5 million in the second quarter and $1.0 million in the six months ended May 31, 2000, compared to the same periods of 1999. Sales decreased because of a short-term decline in activity of the water pressure-pipe market in the western United States. Profitability decreased $3.3 million in the second quarter and $1.5 million in the six months ended May 31, 2000, compared to

                                   Page 10

the same periods of 1999, as a result of lower sales and unfavorable product mix and plant utilization. The near-term outlook has improved for the Water Transmission Group because of increased bidding activity.

Sales of the Company's worldwide Fiberglass-Composite Pipe business increased $0.8 million in the second quarter and decreased $0.6 million in the six months ended May 31, 2000, compared to the same periods of 1999. Sales increased in the second quarter of 2000 because of the strong demand for oil field piping, while sales and profits declined in the first six months of 2000 primarily because of higher sales of higher-margin,fuel-handling piping associated with government-mandated conversions of gas stations in 1999. Additionally, profits were impacted by costs of ramping up production to meet the sharp rise in demand for oil field piping. Overall, the outlook for Fiberglass-Composite Pipe is expected to improve in the second half of 2000.

Sales of the Performance Coatings & Finishes Group (formerly called the Coatings Group) declined $5.9 million in the second quarter and $9.1 million in the six months ended May 31, 2000, compared to the same periods of 1999. The decrease was due primarily to the prolonged lack of activity in the offshore and marine markets and the decline of the British manufacturing sector. Profits declined primarily due to lower sales.

Sales of the Infrastructure Products Group (formerly called the Construction & Allied Products Group) decreased $0.9 million in the second quarter and $0.5 million in the six months ended May 31, 2000, compared to the same periods of 1999. Profits remained flat despite the lingering impact of a strike in the first quarter and by the overall sluggishness of construction spending in Hawaii. Ameron's pole business made up much of the shortfall in Hawaii.

Selling, General and Administrative Expenses were higher in the second quarter and flat for the six months ended May 31, 2000, compared to the same periods of 1999, primarily due to higher customer claims in the second quarter of 2000 and higher insurance and benefit costs in 1999.

Equity income increased to $3.9 million in the second quarter and $5.7 million in the six months ended May 31, 2000, compared to $1.1 million and $3.3 million, respectively, for the same periods of 1999. The increase reflected the continued strong performances of the Company's joint ventures.

The effective tax rate was 25% in the second quarter and six months ended May 31, 2000, compared to 32% for the same periods in 1999. The effective tax rates give effect to the anticipated income taxes on income from domestic operations and foreign operations and joint ventures which are taxed at rates lower than the U.S. marginal tax rates.

                                   Page 11
YEAR 2000

The Company's efforts to address Year 2000 ("Y2K") issues began in 1997. In addressing the issues, the Company has employed a five-step process consisting of 1) conducting a company-wide inventory, 2) assessing Y2K compliance, 3) remediating non-compliant hardware and software, 4) testing remediated hardware and software and 5) certifying Y2K compliance. Personnel from operations and from functional disciplines, as well as information technology professionals, were involved in the process. Outside consultants have also been retained to participate in the inventory and assessment process, provide support resources on a company-wide basis and minimize duplication of efforts. Inventory and assessment activities are completed. The data are continuously updated as new information becomes available, and we expect this to continue. Remediation efforts are estimated to be complete. Communication with customers and suppliers to determine the extent of their Y2K efforts is an integral part of the program. Costs for Y2K efforts are not being accumulated separately. The costs are being expensed or capitalized as part of normal operations. Overall, such costs have not had and are not expected to have a significant effect on the Company's financial position or results of operations. In the event of the failure to correct all compliance issues related to manufacturing control systems, the Company's plants have the ability, in most instances, to continue operations mechanically, rather than electronically.

Since January 1, 2000, the Company has not experienced any problems with devices and raw materials manufactured and/or supplied by third parties.
There was no interruption in the Company's ability to manufacture and deliver its products and transact business with its suppliers and customers. The Company has received no notification from customers regarding Year 2000 issues related to products it has sold. The Company continues to monitor its systems, suppliers and products for any unanticipated issues that may arise. Although the Company believes it has taken the appropriate steps to address Y2K readiness, there is no guarantee that the Company's efforts will prevent a material adverse impact on the results of operations and financial condition.



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

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $7.6 million of consolidated retained earnings were not restricted at May 31, 2000.

   Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 22, 2000. Represented at the meeting, in person or by proxy, were 3,647,023 shares of common stock (91.3% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

     1.Election of Directors

The three nominees for directors named in the Company's proxy statement, Messrs. Peter K. Barker, John F. King, and John E. Peppercorn having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,561,431 votes.

Other directors whose terms of office continued after the meeting are: Stephen
W. Foss, J. Michael Hagan, Terry L. Haines, James S. Marlen and Alan L.
Ockene.

     2.Proposal to Ratify the Appointment of Auditors

3,601,744 shares (98.7% of the shares represented at the meeting or 90.2% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for fiscal year 2000. Of the shares represented at the meeting, 17,156 shares (0.4%) voted against the proposal.

     3.Proposal to Amend the Ameron Nonemployee Director Stock Option Plan

3,308,209 (90.7% of the shares represented at the meeting and 82.9% of the shares outstanding) voted in favor of the proposal to amend the Nonemployee Director Stock Option Plan. Of the shares represented at the meeting, 218,450 (6.0%) voted against the proposal.



   Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on March 23, 2000 to report the Company's financial results for the first quarter ended February 29, 2000, as reported in press a release dated March 22, 2000.

                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation
                                        Date: July 15, 2000

                                        /s/ Gary Wagner
                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer










































                                   Page 14
                                Signature Page



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Ameron International Corporation

                                        Date: July 15, 2000




                                        _________________________________
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer