Form 10-Q
period 2000-08-31
AMERON INTERNATIONAL CORP
filed 2000-10-13
CIK 790730

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

          / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended August 31, 2000

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

                         Yes  / X /      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,885,357 on September 30, 2000. No other class of Common Stock exists.

                       AMERON INTERNATIONAL CORPORATION
                                     INDEX

                                                                     Page
                                                                     ----
PART I.  FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements
              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10

  Item 3.   Quantitative & Qualitative Market Risk Disclosure         11

PART II.  OTHER INFORMATION

  Item 2.   Changes in Securities                                     12

  Item 6.   Exhibits and Reports on Form 8-K                          12


SIGNATURE PAGE                                                        13

PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

                Ameron International Corporation and Subsidiaries
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                        August 31,            August 31,
                                    ------------------    ------------------
                                      2000      1999        2000      1999
                                    --------  --------    --------  --------
Sales                               $133,094  $138,795    $394,630  $411,162
Cost of Sales                       (100,280) (100,708)   (296,567) (302,635)
                                    --------  --------    --------  --------
Gross Profit                          32,814    38,087      98,063   108,527

Selling, General and
 Administrative Expenses             (25,774)  (26,700)    (84,668)  (86,003)
Other Income, net                      6,515     3,804      15,768     9,923
                                    --------  --------    --------  --------
Income before Interest
 and Income Taxes                     13,555    15,191      29,163    32,447

Interest Income                          422        53         464       151
Interest Expense                      (3,336)   (3,499)     (9,466)  (10,524)
                                    --------  --------    --------  --------
Income before Income Taxes            10,641    11,745      20,161    22,074

Provision for Income Taxes            (2,660)   (3,759)     (5,040)   (7,064)
                                    --------  --------    --------  --------
Net Income                          $  7,981  $  7,986    $ 15,121  $ 15,010
                                    ========  ========    ========  ========

Net Income per Share (Basic)        $   2.02  $   2.00    $   3.81  $   3.75
                                    ========  ========    ========  ========

Net Income per Share (Diluted)      $   2.02  $   1.98    $   3.81  $   3.74
                                    ========  ========    ========  ========

Weighted Average Shares (Basic)    3,929,342 3,991,912   3,968,244 3,997,679
                                   ========= =========   ========= =========

Weighted Average Shares (Diluted)  3,935,857 4,024,412   3,975,344 4,016,818
                                   ========= =========   ========= =========

Cash Dividends per Share            $    .32  $    .32    $    .96  $    .96
                                    ========  ========    ========  ========

          See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                       Aug. 31,   Nov. 30,
                                                         2000       1999
                                                     (Unaudited)
                                                       --------   --------
ASSETS
Current Assets
  Cash and Cash Equivalents                            $  9,542   $ 10,521
  Receivables, Less Allowances of $7,897
    in 2000 and $6,937 in 1999                          134,441    118,900
  Inventories                                            91,881     95,488
  Deferred Income Taxes                                  10,933     11,054
  Prepaid Expenses and Other Current Assets               6,897      6,691
                                                       --------   --------
    Total Current Assets                                253,694    242,654
Investments, Advances and Equity in
  Undistributed Earnings of Affiliated Companies         21,633     23,046
Property, Plant and Equipment, Net                      145,675    149,597
Other Assets                                             46,645     43,670
                                                       --------   --------
Total Assets                                           $467,647   $458,967
                                                       ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                                $  4,141   $  3,479
  Current Portion of Long-Term Debt                      12,527     12,595
  Trade Payables                                         36,591     36,667
  Accrued Liabilities                                    44,852     43,552
  Income Taxes Payable                                   12,867     18,848
                                                       --------   --------
    Total Current Liabilities                           110,978    115,141
Long-Term Debt, Less Current Portion                    147,892    135,237
Other Long-Term Liabilities                              30,472     30,469
                                                       --------   --------
  Total Liabilities                                     289,342    280,847
                                                       --------   --------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,910,407 Shares at August 31, 2000 and
    3,991,912 Shares at November 30, 1999, Net
    of Treasury Shares                                   13,007     13,007
  Additional Paid-In Capital                             17,857     17,857
  Retained Earnings                                     215,646    204,336
  Accumulated Other Comprehensive Loss                  (21,126)   (12,886)
  Less Treasury Stock (1,292,605 Shares at
    August 31, 2000 and 1,211,100 Shares
    at November 30, 1999)                               (47,079)   (44,194)
                                                       --------   --------
    Total Stockholders' Equity                          178,305    178,120
                                                       --------   --------
Total Liabilities and Stockholders' Equity             $467,647   $458,967
                                                       ========   ========

          See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                        Nine Months Ended
                                                            August 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
Cash Flows from Operating Activities
  Net Income                                           $ 15,121   $ 15,010
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                        12,583     13,506
     Amortization                                           648      1,431
     Deferred Income Taxes                                1,726          -
     Equity in Earnings of Affiliated Companies         (11,071)    (5,772)
     Dividends from Affiliated Companies                 13,651      5,731
     Gain from Sale of Assets                               (12)      (130)
     Other, Net                                               -      1,711
  Changes in Operating Assets and Liabilities:
     Receivables                                        (21,107)     5,401
     Inventories                                          1,446      5,576
     Prepaid Expenses and Other Current Assets             (492)    (2,534)
     Trade Payables, Accrued Liabilities and
       Income Taxes Payable                              (1,916)   (13,895)
     Other Long-Term Assets and Liabilities              (5,954)     8,024
                                                       --------   --------
      Net Cash Provided by Operating Activities           4,623     34,059
                                                       --------   --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment       309      1,790
  Additions to Property, Plant and Equipment            (13,479)   (11,901)
  Other                                                       -     (3,755)
                                                       --------   --------
      Net Cash Used in Investing Activities             (13,170)   (13,866)
                                                       --------   --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                     1,147      1,268
  Issuance of Debt                                       16,100      1,283
  Repayment of Debt                                      (2,351)   (23,718)
  Dividends on Common Stock                              (3,811)    (3,835)
  Purchase of Treasury Stock                             (2,885)    (1,415)
                                                       --------   --------
      Net Cash Provided by (Used in)
       Financing Activities                               8,200    (26,417)
                                                       --------   --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                              (632)      (477)
                                                       --------   --------
Net Change in Cash and Cash Equivalents                    (979)    (6,701)
Cash and Cash Equivalents at Beginning of Period         10,521     16,376
                                                       --------   --------
Cash and Cash Equivalents at End of Period             $  9,542  $   9,675
                                                       ========   ========


          See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 (In Thousands)
                                   (Unaudited)

Note 1. Basis Of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation (the "Company" or "Ameron") at August 31, 2000, and its consolidated results of operations for the three and nine months ended August 31, 2000 and 1999, and cash flows for the nine months ended August 31, 2000 and 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2. New Accounting Pronouncements

In 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. This standard was amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS 133," was issued. Ameron is required to adopt SFAS 133 and 138 beginning December 1, 2000. The Company is currently evaluating the impact of adopting SFAS 133 and 138.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), and further amended it to defer the effective date. SAB 101 summarized certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. The Company is required to adopt the provisions of SAB 101 no later than November 30, 2001. The Company is currently evaluating the impact of adopting SAB 101.

Note 3. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:

                                            Aug. 31,    Nov. 30,
                                              2000        1999
                                            --------    --------
       Finished Products                    $ 56,879    $ 56,122
       Products in Process                    12,353      17,382
       Materials and Supplies                 22,649      21,984
                                            --------    --------
       Total Inventories                    $ 91,881    $ 95,488
                                            ========    ========

Note 4. Supplemental Disclosure of Cash Flow Information

                                                        Nine Months Ended
                                                            August 31,
                                                       -------------------
                                                         2000       1999
                                                       --------   --------
  Interest Paid                                        $  7,140   $  8,187

  Income Taxes Paid                                    $  6,008   $ 14,344


Note 5.  Unconsolidated Affiliated Companies

Operating results of affiliated companies, which were accounted for by the equity method, were as follows:

                              Three Months Ended        Nine Months Ended
                                   August 31,               August 31,
                              -------------------      -------------------
                                2000       1999          2000       1999
                              --------   --------      --------   --------
Net Sales                     $ 68,621   $ 52,408      $181,127   $152,632

Gross Profit                  $ 19,524   $ 18,310      $ 51,932   $ 48,955

Net Income                    $  9,967   $  8,983      $ 24,386   $ 25,511

Amounts shown above were the operating results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three and nine months ended June 30, 2000 and 1999 and TAMCO for the three and nine months ended August 31, 2000 and 1999. Ameron's equity in earnings of affiliated companies is included in other income.

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

Following is a reconciliation of the weighted average number of shares used in the computation of basic and diluted EPS:

                              Three Months Ended         Nine Months Ended
                                   August 31,                August 31,
                              --------------------     --------------------
                                2000       1999          2000       1999
                              ---------  ---------     ---------  ---------
Basic Average Common
   Shares Outstanding         3,929,342  3,991,912     3,968,244  3,997,679

Dilutive Effect of
   Stock Options                  6,515     32,500         7,100     19,139
                              ---------  ---------     ---------  ---------
Diluted Average Common
   Shares Outstanding         3,935,857  4,024,412     3,975,344  4,016,818
                              =========  =========     =========  =========

Note 7.  Other Comprehensive Income

Comprehensive income was computed as follows:

                                Three Months Ended      Nine Months Ended
                                     August 31,             August 31,
                                -------------------    -------------------
                                  2000       1999        2000       1999
                                --------   --------    --------   --------
Net Income                      $  7,981   $  7,986    $ 15,121   $ 15,010

Foreign Currency Translation
  Adjustment, Net of Tax          (1,553)      (100)     (8,240)    (3,883)
                                --------   --------    --------   --------
Comprehensive Income            $  6,428   $  7,886    $  6,881  $  11,127
                                ========   ========    ========   ========

Note 8. Debt

The Company's long-term debt consisted of the following:

                                                      Aug. 31,   Nov. 30,
                                                        2000       1999
                                                      --------   --------
Fixed-rate unsecured notes payable:
  9.79%, payable in annual principal
    installments of $12,000                            $ 12,000   $ 12,000
  7.92%, payable in annual principal
    installments of $8,333, commencing in 2001           50,000     50,000
Variable-rate Industrial Development Bonds,
  Payable in 2016 (4.35% at August 31, 2000)              7,200      7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 7.02% at August 31, 2000)    90,297     77,144
Variable-rate unsecured bank loan, payable by a
  consolidated subsidiary in Dutch guilders, with
  annual principal installments of approximately
  $527 (5.43% at August 31, 2000)                           922      1,488
                                                       --------   --------
  Total Long-Term Debt                                  160,419    147,832
  Less Current portion                                 ( 12,527)  ( 12,595)
                                                       --------   --------
      Long-Term Debt, Less Current Portion             $147,892   $135,237
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

                                     Three Months Ended     Nine Months Ended
                                         August 31,             August 31,
                                    -------------------    -------------------
                                      2000       1999        2000       1999
                                    --------   --------    --------   --------
Sales
 Performance Coatings & Finishes    $ 48,649   $ 52,545    $138,107   $151,094
 Fiberglass-Composite Pipe            24,176     21,329      73,256     71,030
 Water Transmission                   31,866     38,821     102,866    110,811
 Infrastructure Products              28,505     26,317      80,637     78,943
 Eliminations                           (102)      (217)       (236)      (716)
                                    --------   --------    --------   --------
  Total Sales                       $133,094   $138,795    $394,630   $411,162
                                    ========   ========    ========   ========
Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes    $    933   $  3,369    $  2,498   $  7,038
 Fiberglass-Composite Pipe             3,189      3,816      10,478     12,212
 Water Transmission                    6,047      9,181      13,757     18,438
 Infrastructure Products               4,426      3,904      11,624     11,035
 Corporate & Unallocated              (1,040)    (5,079)     (9,194)   (16,276)
                                    --------   --------    --------   --------
  Total Income Before Interest
     and Income Taxes               $ 13,555   $ 15,191    $ 29,163   $ 32,447
                                    ========   ========    ========   ========

                                                           Aug. 31,   Nov. 30,
                                                             2000       1999
                                                           --------   --------
Assets
 Performance Coatings & Finishes                           $137,948   $148,436
 Fiberglass-Composite Pipe                                  127,146    117,561
 Water Transmission                                         108,541    100,177
 Infrastructure Products                                     60,545     57,208
 Corporate & Unallocated                                    161,469    159,077
 Eliminations                                              (128,002)  (123,492)
                                                           --------   --------
  Total Assets                                             $467,647   $458,967
                                                           ========   ========
Investments
 Performance Coatings & Finishes                           $  2,203   $  2,136
 Fiberglass-Composite Pipe                                    3,784      3,784
 Water Transmission                                               -          -
 Infrastructure Products                                          -          -
 Corporate & Unallocated                                     15,646     17,126
                                                           --------   --------
  Total Investments                                        $ 21,633   $ 23,046
                                                           ========   ========

PART I.  FINANCIAL INFORMATION
   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

         Ameron International Corporation and Subsidiaries
                           August 31, 2000

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 1999 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended August 31, 2000, the Company generated $4.6 million of cash from operating activities, compared to $34.1 million generated during the same period in 1999. Lower cash was generated in 2000 because of higher working capital requirements. Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment. Management estimates that capital expenditures during fiscal 2000 will be between $15.0 million and $25.0 million. Capital expenditures will be funded from existing cash balances, cash generated from operations and existing lines of credit.

Cash and additional net borrowings of $14.9 million were used to finance operations, for capital expenditures, for payment of common stock dividends of $3.8 million and to purchase treasury stock of $2.9 million. Cash and cash equivalents at August 31, 2000 totaled approximately $9.5 million, a decrease of $1.0 million from November 30, 1999.

At August 31, 2000 the Company had approximately $105.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS

Net sales for the quarter ended August 31, 2000 were $133.1 million, down from $138.8 million in the third quarter of 1999. Net sales for the nine months ended August 31, 2000 were $394.6 million, down from $411.2 million for the same period in 1999. The decline in sales was principally due to lack of activity in certain segments within the coatings and water transmission industries. Earnings per diluted share for the quarter increased to $2.02, compared to $1.98 for the third quarter of 1999. Earnings per diluted share for the nine months ended August 31, 2000 totaled $3.81, compared to $3.74 for the same period of 1999. Higher earnings were due primarily to the strength of Ameron's joint-venture companies and lower interest expense and taxes.

Sales of the Water Transmission Group decreased about $7.1 million in the third quarter and $7.9 million in the nine months ended August 31, 2000, compared to the same periods of 1999. Sales decreased because of a short-term decline in activity of the water pressure-pipe market in the western United States. Profitability decreased $3.1 million in the third quarter and $4.7 million in the nine months ended August 31, 2000, compared to the same periods of 1999, as a result of lower sales and unfavorable product mix and plant utilization. The fourth quarter is expected to improve based on current backlog and the scheduled timing of projects. Bidding activity is increasing, and backlogs are forecasted to increase early in 2001.

Sales of the Company's worldwide Fiberglass-Composite Pipe business increased $2.8 million in the third quarter and $2.2 million in the nine months ended August 31, 2000, compared to the same periods of 1999. Sales increased because of the strong demand for oil field piping. Profits from consolidated operations increased $0.6 million in the third quarter, compared to the third quarter of 1999, due to higher sales. Total Fiberglass-Composite Pipe profits, including equity income, declined in the third quarter of 2000 because of higher equity income in the third quarter of 1999. Total profits declined $1.7 million in the first nine months of 2000 primarily because of higher sales of higher-margin, fuel-handling piping associated with government-mandated conversions of gas stations in 1999. Additionally, profits in 2000 were impacted by costs of ramping up production to meet the sharp rise in demand for oil field piping.

Sales of the Performance Coatings & Finishes Group declined $3.8 million in the third quarter and $13.0 million in the nine months ended August 31, 2000, compared to the same periods of 1999. The decrease was due primarily to the prolonged lack of activity in offshore and marine markets and the decline of the British manufacturing sector. Profits were lower primarily due to lower sales.

Sales of the Infrastructure Products Group increased $2.2 million in the third quarter and $1.7 million in the nine months ended August 31, 2000, compared to the same periods of 1999. Sales and profits increased because of an improvement in Hawaiian operations. Ameron's pole products business declined as construction slowed due to higher interest rates.

Selling, General and Administrative Expenses were lower in the third quarter and nine months ended August 31, 2000, compared to the same periods of 1999, primarily due to higher insurance and employee benefit costs in 1999.

Equity income totaled $5.4 million in the third quarter and $11.1 million in the nine months ended August 31, 2000, compared to $2.4 million and $5.8 million, respectively, for the same periods of 1999. The increase reflected the continued strong performances of the Company's joint ventures.

The effective tax rate was 25% in the third quarter and nine months ended August 31, 2000, compared to 32% for the same periods in 1999. The lower effective tax rate was based on the mix of income from domestic and foreign operations and joint ventures. Income from certain foreign and joint-venture operations is taxed at rates substantially lower than U.S. statutory tax rates.

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

Part II. OTHER INFORMATION

   Item 2.  Changes in Securities

                  Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees and require maintenance of specified minimum working capital. Under the most restrictive provisions of these agreements, approximately $6.9 million of consolidated retained earnings were not restricted at August 31, 2000.

   Item 6.  Exhibits and Reports on Form 8-K

                  A Form 8-K was filed on June 30, 2000 to report the Company's financial results for the second quarter ended May 31, 2000, as reported in a press release dated June 21, 2000.

                                Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Ameron International Corporation
                                        Date: October 13, 2000

                                        /s/ Gary Wagner
                                        ---------------------------------
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer