Form 10-K405
period 2000-11-30
AMERON INTERNATIONAL CORP
filed 2001-02-28
CIK 790730

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended November 30, 2000 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exchange
        Title of each class                          on which registered
   ---------------------------------             ---------------------------
        Common Stock $2.50 par value               New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The Registrant estimates that as of February 14, 2001 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $173 million.

         On February 14, 2001 there were 3,869,357 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.  PORTIONS OF AMERON'S 2000 ANNUAL REPORT TO STOCKHOLDERS
    (PARTS I, II AND IV).
2. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2001 ANNUAL MEETING OF STOCKHOLDERS (PART III).

                                    PART I
                        AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2000. All references to the "Annual Report" pertain to the Company's 2000 Annual Report to Stockholders.

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

     In 1996, the Company's name was changed to Ameron International Corporation in order to better reflect its expanded, global focus. Also in 1996, the Company acquired assets of Centron, a leading manufacturer of fiberglass pipe for the worldwide oilfield market, as well as the worldwide Devoe marine coatings business of Imperial Chemical Industries Plc. In 1998, the Company acquired the protective coatings and light industrial product finishes businesses of Croda International Plc in the United Kingdom, Australia and New Zealand.

     Further details or commentary on the year's operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(b)  FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

     The information contained in Notes (1), (6) and (19) of Notes to Consolidated Financial Statements on pages 32, 33, 34, 35, 42 and 43 of the Annual Report is incorporated herein by reference.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

     (1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into the following groups serving the following-described industry segments.

     a) The Performance Coatings & Finishes Group (formerly known as the Coatings Group) develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis. These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Arkansas, by wholly-owned subsidiaries in The Netherlands, the United Kingdom, Australia and New Zealand, by joint ventures in Mexico and Saudi Arabia and by various third-party licensees.

     b) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station replacement piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at its plant in Texas, by wholly-owned subsidiaries in The Netherlands, Singapore, and Malaysia, by a joint venture in Saudi Arabia and by third-party licensees.

     c) The Water Transmission Group (formerly known as the Concrete & Steel Pipe Group) supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales and manufacturing representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

     d) The Infrastructure Products Group (formerly known as the Construction & Allied Products Group) includes the Ameron Hawaii Division, which supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii. These products are marketed through direct sales. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to a quarry containing many years' reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. The principal methods of competition are based upon quality, price and service. An appreciable portion of the segment's business is obtained through competitive bidding. This segment also includes the operations of the Pole Products Division, which manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals. Sales are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Manufacture of these products is carried out in two plants in California, as well as plants in Washington and Oklahoma. A new plant is being constructed to manufacture concrete poles in Alabama.

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

         (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and eight times annually. Average days' sales in accounts receivable range between 40 and 137 for all segments.

         (v) The value of backlog orders at November 30, 2000 and 1999 by industry segment is shown below. A substantial portion of the November 30, 2000 backlog is expected to be billed and recorded as sales during the fiscal year 2001.


INDUSTRY SEGMENT                                     2000               1999
                                                     ----               ----
                                                         (in thousands)
Performance Coatings & Finishes Group              $  7,133          $  4,599
Fiberglass-Composite Pipe Group                      28,551            29,924
Water Transmission Group                             50,756            84,264
         Infrastructure Products Group               18,574            18,167
                                                   --------          --------
                Total                              $105,014          $136,954
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

(2) a) Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 32 of the Annual Report, which information is incorporated herein by reference.

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

     d) At year-end the Company and its consolidated subsidiaries employed approximately 3,100 persons. Of those, approximately 900 were covered by labor union contracts. There are six separate bargaining agreements subject to renegotiation in 2001.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

     The information contained in Notes (1), (6) and (19) of Notes to Consolidated Financial Statements on pages 32, 33, 34, 35, 42 and 43 of the Annual Report is incorporated herein by reference.

     Export sales in the aggregate from U.S. operations during the last three fiscal years were:

                                                   In thousands
                                                   ------------
                           2000                       $30,665
                           1999                        22,697
                           1998                        34,350

ITEM 2 - DESCRIPTION OF PROPERTY

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii; and, in management's opinion, reserves are adequate for its requirements during the term of the lease.

(b) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.


INDUSTRY SEGMENT - GROUP
-------------------------
     Division - Location                                                Description
     -------------------                                                -----------
PERFORMANCE COATINGS & FINISHES GROUP
     Coatings division - USA
         Alpharetta, GA                                                      *Office
         Brea, CA                                                 Office, Laboratory
         Little Rock, AR                                               Office, Plant

     Ameron B.V.
         Geldermalsen, The Netherlands                                 Office, Plant
         Huthwaite, UK                                                 Office, Plant

     Ameron (UK) Limited                                               Office, Plant
         Hull, UK                                                              Plant

     Ameron (Australia) Pty. Limited
         Sydney, Australia                                             Office, Plant
         Adelaide, Australia                                                   Plant



     Ameron (New Zealand) Limited
         Auckland, New Zealand                                         Office, Plant

FIBERGLASS-COMPOSITE PIPE GROUP

Fiberglass Pipe division - USA
         Houston, TX                                                         *Office
         Burkburnett, TX                                               Office, Plant

Centron International, Inc.
         Mineral Wells, TX                                             Office, Plant

Ameron B.V.
         Geldermalsen, The Netherlands                                 Office, Plant

Ameron (Pte) Ltd.
         Singapore                                                    *Office, Plant

Ameron Malaysia Sdn. Bhd.
         Malaysia                                                     *Office, Plant
WATER TRANSMISSION GROUP

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

INFRASTRUCTURE PRODUCTS GROUP

Hawaii division
         Honolulu, Oahu, HI                                           *Office, Plant
         Kailua, Oahu, HI                                             *Plant, Quarry
         Barbers Point, Oahu, HI                                       Office, Plant
         Puunene, Maui, HI                                    *Office, Plant, Quarry



Pole Products division
         Ventura, CA                                                         *Office
         Fillmore, CA                                                  Office, Plant
         Oakland, CA                                                          *Plant
         Everett, WA                                                  *Office, Plant
         Tulsa, OK                                                    *Office, Plant
         Anniston, AL                                                  *Office,Plant

CORPORATE
         Corporate Headquarters
         Pasadena, CA                                                        *Office

         Corporate Research & Engineering
         South Gate, CA                                           Office, Laboratory

*Leased

ITEM 3 - LEGAL PROCEEDINGS

An action was filed in 1992 in the U.S. District Court for the District of Arizona by the Central Arizona Water Conservation District ("CAWCD") seeking damages against several parties, including the Company and the Company's customer, Peter Kiewit Sons' Company ("Kiewit"), in connection with six prestressed concrete pipe siphons furnished and installed in the 1970's as part of the Central Arizona Project ("CAP"), a federal project to bring water from the Colorado River to Arizona. The CAWCD also filed separate actions against the U.S. Bureau of Reclamation ("USBR") in the U.S. Court of Claims and with the Arizona Projects Office of the USBR in connection with the CAP siphons. The CAWCD alleged that the six CAP siphons were defective and that the USBR and the defendants in the U.S. District Court action were liable for the repair or replacement of those siphons at a claimed estimated cost of $146.7 million. On September 14, 1994 the U.S. District Court granted the Company's motion to dismiss the CAWCD action and entered judgment against the CAWCD and in favor of the Company and its co-defendants. CAWCD has filed a notice of appeal with the Ninth Circuit Court of Appeals.

Separately, on September 28, 1995 the Contracting Officer for the USBR issued a final decision claiming for the USBR approximately $40 million in damages against Kiewit, based in part on the Contracting Officer's finding that the siphons supplied by the Company were defective. That claim amount is considered by the Company to be duplicative of the damages sought by the CAWCD for the repair or replacement of the siphons in its aforementioned action in the U.S. District Court for the District of Arizona. The Contracting Officer's final decision has been appealed by Kiewit to the U.S. Department of the Interior Board of Contract Appeals ("IBCA"). The Company is actively cooperating with, and assisting, Kiewit in the administrative appeal of that final decision before the IBCA. Trial on that appeal is underway.

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

The Company is also subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. In the early 1970's, the Company disposed of certain quantities of waste at the Stringfellow Hazardous Waste Site in Riverside County, California, which is one of several priority sites on the Superfund list established by the U.S. Environmental Protection Agency. Ameron's waste accounted for less than one percent of the total waste deposited at the site. In 1993, the State of California was found to be 75% to 85% liable for the remediation costs of this Superfund site. However, the State of California has appealed this finding. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)


ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2000 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

         Name                  Age            Title and Year Elected as Officer
-------------------------      ---     -----------------------------------------------
Thomas P. Giese                56      Vice President; Group President Water
                                       Transmission Group                                   1997

James R. McLaughlin            53      Vice President & Treasurer                           1997

Gordon G. Robertson            61      Vice President; Group President
                                       Fiberglass-Composite Pipe Group                      1997

Javier Solis                   54      Senior Vice President of Administration,
                                       Secretary & General Counsel                          1984

Gary Wagner                    49      Senior Vice President & Chief Financial
                                       Officer                                              1990

Robert F. Wilkinson            61      Vice President; President Infrastructure
                                       Products Group                                       1997

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years except Mr. Wilkinson.

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

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 6, 2001, there were 1,326 stockholders of record of such stock.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during that period are set out under the caption Quarterly Financial Data shown on page 42 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (11) of Notes to Consolidated Financial Statements on pages 36 and 37 of the Annual Report, which are incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 22 of the Annual Report, and is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in the Ameron
International 2000 Financial Overview shown on pages 23 through 26 and Note
(1) pages 32 and 33 of the Annual Report, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is contained on pages 25 and 26 of the Annual Report under the caption Market Risks, and is incorporated herein by reference.

                                                                                                      Total Outstanding
                                                                                                   As of November 30, 2000
                                                           Expected Maturity Date                  -----------------------
                                             -----------------------------------------------------    Recorded   Fair
                                              2001     2002     2003     2004      2005 Thereafter      Value    Value
                                             ------   ------   ------   ------   ------ ----------    --------  -------
Liabilities
(US$ in thousands)
Long Term Debt:
Fixed-rate unsecured notes, payable in US$   $8,333   $8,333   $8,333   $8,333   $8,333   $8,335      $50,000   $50,877
Average interest rate                          7.92%    7.92%    7.92%    7.92%    7.92%    7.92%        7.92%

Variable-rate industrial development
  bonds, payable in US$                           -        -        -        -        -    7,200        7,200     7,200
Average interest rate                                                                                    4.30%

Variable-rate unsecured bank revolving
  credit facilities, payable in US$               -        -   91,594        -        -        -       91,594    91,594
Average interest rate                                                                                    7.06%

Variable-rate unsecured bank loan,
  payable in DFL                                515      257        -        -        -        -          772       772
Average interest rate                                                                                    5.78%


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements for the years ended November 30, 2000 and 1999 and the report thereon of Deloitte & Touche LLP dated January 24, 2001, comprising pages 21 through 44 of the Annual Report are incorporated herein by reference. The Consolidated Statement of Income and Cash Flows for the year ended November 30, 1998 and the Notes to such financial statement are also included on pages 21 through 44 of the Annual Report and are incorporated by reference. The report of Arthur Andersen LLP dated January 21, 1999 on such 1998 financial statements is included as Exhibit 99.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 23, 1999, the Company replaced Arthur Andersen LLP ("AA") as its independent accountants.

The reports of AA on the Company's financial statements for fiscal 1998 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to replace AA was recommended by the Company's Audit Committee and approved by its Board of Directors.

During fiscal 1998 and the subsequent interim periods, there were no disagreements with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AA would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During fiscal 1998 there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

Effective, June 23, 1999, the Board of Directors of the Company engaged Deloitte & Touche LLP as the principal accountants to audit the Company's financial statements for the fiscal year ended November 30, 1999. No other event requiring disclosure has occurred.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 23, 2001 in connection with the Annual Meeting of Stockholders to be held on March 21, 2001. Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.


ITEM 11 - EXECUTIVE COMPENSATION*


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT*


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 23, 2001 in connection with the 2001 Annual Meeting of Stockholders to be held on March 21, 2001. Such information is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

(a)  (1) FINANCIAL STATEMENTS:

         The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                     Page Reference
                             Statement                                               To Annual Report
                             ---------                                               ----------------
         Consolidated Statements of Income for the years
         ended November 30, 2000, 1999 and 1998                                             27

         Consolidated Balance Sheets as of November 30, 2000
         and 1999                                                                         28-29

         Consolidated Statements of Cash Flows for the years
         ended November 30, 2000, 1999 and 1998                                             30

         Consolidated Statements of Stockholders' Equity
         for the years ended November 30, 2000, 1999 and 1998                               31

         Consolidated Statements of Comprehensive Income
         for the years ended November 30, 2000, 1999 and 1998                               31

         Notes to Consolidated Financial Statements                                       32-43

         (i) Summarized information as to the financial condition and results of operations for Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and TAMCO are presented in Note (6) of Notes to Consolidated Financial Statements on pages 34-35 of the Annual Report, which information is incorporated herein by reference.


(a)  (2) FINANCIAL STATEMENT SCHEDULES:

         The following additional financial data should be read in conjunction with the consolidated financial statements in the 2000 Annual Report. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements.

     Schedule     Schedules of Ameron International and Subsidiaries
     --------     --------------------------------------------------
                  Independent Auditors' Report
          II      Valuation and Qualifying Accounts and Reserves


(a)  (3) EXHIBITS
         3(i)     Certificate of Incorporation
         3(ii)    Bylaws
         4        Instruments Defining the Rights of Security Holders,
                  Including Indentures
         10       Material Contracts
         13       Annual Report
         21       Subsidiaries of the Registrant
         23       Independent Auditors' Consents
         99       Report of Previous Independent Public Accountants

(b)  REPORTS ON FORM 8-K

     One report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended November 30, 2000 as follows:

         September 28, 2000 reporting under Item 5, the financial results for the Company's third quarter ended August 31, 2000


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ameron International Corporation:

We have audited the consolidated financial statements of Ameron International Corporation and subsidiaries (the "Company") as of November 30, 2000 and 1999, and for the years then ended, and have issued our report thereon dated January 24, 2001. Such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule for the years ended November 30, 2000 and 1999 listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic 2000 and 1999 financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
January 24, 2001

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 2000
                                 (In thousands)

                                                 Additions
                                                  Charged        Deductions,
                                Balance at        to Costs         Payments                         Balance at
                                Beginning           and              and       Reclassifications        End
     Classification              of Year          Expense         Write-offs      and Others          of Year
-------------------------    --------------   --------------   --------------  -----------------    ----------
                             DEDUCTED FROM ASSET ACCOUNTS
                             ----------------------------
Allowance for
  doubtful accounts          $       6,937    $       1,953    $      (2,143)   $       (131)   $          6,616

Reserve for realization
  of investments in
  joint ventures                    24,688            2,175                -               -              26,863

Reserve for write-down
  of assets related to
  certain foreign
  joint ventures                     2,698                     -         (49)                   -          2,649


                             INCLUDED IN CURRENT LIABILITIES
                             -------------------------------
Reserve for pending
  claims and litigation      $      16,370    $       8,259    $     (10,745)   $       (140)   $         13,744

Other reserves                         252               89              (97)            (27)                217

Reserve for self-insured
  programs                          11,239            4,256           (2,694)           (181)             12,620


                             INCLUDED IN LONG-TERM LIABILITIES
                             ---------------------------------
Other reserves               $         650    $         126    $         (47)   $       (729)   $              -

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1999
                                 (In thousands)

                                                             Additions
                                                              Charged        Deductions,
                                            Balance at        to Costs        Payments                          Balance at
                                            Beginning           and             and       Reclassifications        End
           Classification                    of Year          Expense         Write-offs      and Others          of Year
------------------------------------     --------------   --------------   -------------- -----------------    --------------
                                         DEDUCTED FROM ASSET ACCOUNTS
                                         ----------------------------
Allowance for
  doubtful accounts                      $       5,106    $       4,628    $      (2,490)   $       (307)   $          6,937

Reserve for realization
  of investments in
  joint ventures                                18,986            5,702                -               -              24,688

Reserve for write-down
  of assets related to
  certain foreign
  joint ventures                                 2,968                -             (270)              -               2,698


                                         INCLUDED IN CURRENT LIABILITIES
                                         -------------------------------
Reserve for pending
  claims and litigation                  $       4,413    $       1,609    $      (1,873)   $     12,221    $         16,370

Severance reserve                                1,322                -           (1,318)             (4)                  -

Reserve associated with acquisition              2,259              334           (1,723)           (740)                130

Other reserves                                     243              778             (795)           (104)                122

Reserve for self-insured
  programs                                       3,843            2,831           (1,785)          6,350              11,239


                                         INCLUDED IN LONG-TERM LIABILITIES
                                         ---------------------------------
Reserve for pending
  claims and litigation                  $      11,724    $       4,910    $      (4,572)   $    (12,062)   $              -

Other reserves                                     560              238             (161)             13                 650

Reserve for self-insured
  programs                                       7,171                -                -          (7,171)                  -

                AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
                                 (In thousands)

                                                            Additions
                                                             Charged        Deductions,
                                           Balance at        to Costs         Payments                          Balance at
                                           Beginning           and              and      Reclassifications         End
           Classification                   of Year          Expense         Write-offs      and Others          of Year
------------------------------------    --------------   --------------   -------------- -----------------    --------------
                                        DEDUCTED FROM ASSET ACCOUNTS
                                        ----------------------------
Allowance for
  doubtful accounts                     $       5,402    $       2,169    $      (2,590)   $        125    $          5,106

Reserve for realization
  of investments in
  joint ventures                               11,295           13,164           (5,473)              -              18,986

Reserve for write-down
  of assets related to
  certain foreign
  joint ventures                                3,853                -             (885)              -               2,968


                                        INCLUDED IN CURRENT LIABILITIES
                                        -------------------------------
Reserve for pending
  claims and litigation                 $       3,342    $       2,314    $      (1,244)   $          1    $          4,413

Severance reserve                                   -            2,500           (1,178)              -               1,322

Reserve associated with acquisition                 -            4,594           (2,359)             24               2,259

Other reserves                                    376              495             (594)            (34)                243

Reserve for self-insured
  programs                                      2,053            5,341           (4,139)            588               3,843


                                        INCLUDED IN LONG-TERM LIABILITIES
                                        ---------------------------------
Reserve for pending
  claims and litigation                 $      15,887    $         304    $      (4,467)   $          -    $         11,724

Other reserves                                     41              767             (256)              8                 560

Reserve for self-insured
  programs                                      7,671                -                -            (500)              7,171

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            AMERON INTERNATIONAL CORPORATION


                            By: /s/ Javier Solis
                               -----------------------------------------------
                               Javier Solis, Senior Vice President & Secretary

Date:  February 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-26-01     /s/ James S. Marlen        Director, Chairman of the Board,
                  -----------------------    President and Chief Executive
                  James S. Marlen            Officer (Principal Executive
                                             Officer)

Date: 2-26-01     /s/ Gary Wagner            Senior Vice President & Chief
                  -----------------------    Financial Officer (Principal
                  Gary Wagner                Financial & Accounting Officer)

Date: 2-26-01     /s/ Peter K. Barker        Director
                  -----------------------
                  Peter K. Barker

Date: 2-27-01     /s/ Stephen W. Foss        Director
                  -----------------------
                  Stephen W. Foss

Date:                                        Director
                  -----------------------
                  J. Michael Hagan

Date: 2-26-01     /s/ Terry L. Haines        Director
                  -----------------------
                  Terry L. Haines

Date: 2-23-01     /s/ John F. King           Director
                  -----------------------
                  John F. King

Date:                                        Director
                  -----------------------
                  Alan L. Ockene

Date: 2-23-01     /s/ John E. Peppercorn     Director
                  -----------------------
                  John E. Peppercorn