Form 10-Q
period 2001-02-28
AMERON INTERNATIONAL CORP
filed 2001-04-13
CIK 790730

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



        For the transition period from _______________ to _______________


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

                         Yes  /X/      No

The number of shares outstanding of Common Stock, $2.50 par value, was 3,869,657 on March 31, 2001. No other class of Common Stock exists.

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


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries
                        Consolidated Statements of Income
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                              Three Months Ended
                                              February 28 and 29,
                                       -----------------------------
                                           2001              2000
                                       -----------       -----------
Sales                                  $   121,605       $   121,365
Cost of Sales                              (91,706)          (93,312)
                                       -----------       -----------
Gross Profit                                29,899            28,053

Selling, General and
 Administrative Expenses                   (26,498)          (27,142)
Other Income, net                            1,808             3,633
                                       -----------       -----------
Income before Interest
 and Income Taxes                            5,209             4,544

Interest Income                                 53                30
Interest Expense                            (3,068)           (3,306)
                                       -----------       -----------
Income before Income Taxes                   2,194             1,268

Provision for Income Taxes                    (614)             (317)
                                       -----------       -----------
Net Income                             $     1,580       $       951
                                       ===========       ===========
Net Income per Share (Basic)           $       .41       $       .24
                                       ===========       ===========
Net Income per Share (Diluted)         $       .41       $       .24
                                       ===========       ===========
Weighted Average Shares(Basic)           3,869,357         3,991,912
                                       ===========       ===========
Weighted Average Shares (Diluted)        3,893,968         4,002,853
                                       ===========       ===========
Cash Dividends per Share               $       .32       $       .32
                                       ===========       ===========


See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                  February 28,    November 30,
                                                      2001           2000
                                                  (Unaudited)
                                                  -----------     ------------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  12,924       $  11,514
  Receivables, Less Allowances of $6,288
    in 2001 and $6,616 in 2000                       123,017         139,961
  Inventories                                         87,985          82,470
  Deferred Income Taxes                               23,751          23,720
  Prepaid Expenses and Other Current Assets            7,648           6,305
                                                   ---------       ---------
    Total Current Assets                             255,325         263,970
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            21,673          21,773
Property, Plant and Equipment, Net                   148,656         145,196
Other Assets                                          49,247          47,510
                                                   ---------       ---------
Total Assets                                       $ 474,901       $ 478,449
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Short-Term Borrowings                            $   4,463       $   5,001
  Current Portion of Long-Term Debt                    8,878           8,848
  Trade Payables                                      40,186          41,127
  Accrued Liabilities                                 49,907          58,265
  Income Taxes Payable                                16,191          15,103
                                                   ---------       ---------
    Total Current Liabilities                        119,625         128,344
Long-Term Debt, Less Current Portion                 141,696         140,718
Other Long-Term Liabilities                           27,895          26,957
                                                   ---------       ---------
  Total Liabilities                                  289,216         296,019
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,869,357 Shares in 2001 and 2000,
    Net of Treasury Shares                            13,007          13,007
  Additional Paid-In Capital                          18,532          17,857
  Retained Earnings                                  224,962         224,620
  Accumulated Other Comprehensive Loss               (22,144)        (24,382)
  Less Treasury Stock (1,333,655 Shares
    in 2001 and 2000)                                (48,672)        (48,672)
                                                   ---------       ---------
    Total Stockholders' Equity                       185,685         182,430
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 474,901       $ 478,449
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                            (In thousands, unaudited)


                                                              Three Months Ended
                                                              February 28 and 29,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  1,580       $    951
  Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation                                             4,375          4,046
     Amortization                                               198            421
     Deferred Income Taxes                                      113            156
     Equity in Earnings of Joint Ventures                      (999)        (1,765)
     Dividends from Joint Ventures                            1,368          3,957
     Loss (Gain) from Sale of Assets                             56            (17)
     Other Noncash Expenses                                     675             --
Changes in Operating Assets and Liabilities:
     Receivables                                             18,219            739
     Inventories                                             (5,424)        (1,607)
     Prepaid Expenses and Other Current Assets               (1,315)        (2,165)
     Trade Payables, Accrued Liabilities and
       Income Taxes Payable                                  (8,667)        (5,062)
     Other Long-Term Assets and Liabilities                  (1,032)        (2,375)
                                                           --------       --------
      Net Cash Provided by (Used In)
       Operating Activities                                   9,147         (2,721)
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           109             75
  Additions to Property, Plant and Equipment                 (6,950)        (4,126)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (6,841)        (4,051)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                          (402)          (217)
  Issuance of Debt                                            2,418          6,700
  Repayment of Debt                                          (1,900)        (1,142)
  Dividends on Common Stock                                  (1,238)        (1,277)
                                                           --------       --------
      Net Cash (Used in) Provided By
       Financing Activities                                  (1,122)         4,064
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   226            146
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       1,410         (2,562)
Cash and Cash Equivalents at Beginning of Period             11,514         10,521
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 12,924       $  7,959
                                                           ========       ========


See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                        (In Thousands Except Share Data)
                                   (Unaudited)


Note 1. Basis Of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation (the "Company" or "Ameron") at February 28, 2001, and its consolidated results of operations and consolidated cash flows for the three months ended February 28, 2001 and February 29, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2000.

Note 2. Accounting Change

Effective December 1, 2000, Ameron adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company uses derivative products, such as forward and option contracts, primarily to hedge the foreign currency market exposures which affect certain assets and liabilities and forecasted transactions with customers and vendors. The Company designates such derivatives primarily as fair value hedges. As of both February 28, 2001 and December 1, 2000, the fair value of derivatives held by the Company were not significant. Additionally, the adoption of SFAS No. 133 at December 1, 2000 did not result in a cumulative adjustment to either income or other comprehensive income for a change in accounting principle.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and further amended it to defer the effective date. SAB 101 summarized certain of the SEC's views on the application of generally accepted accounting principles to revenue recognition. The Company is required to adopt the provisions of SAB 101 no later than November 30, 2001. The Company does not believe SAB 101 will have a material impact on the financial statements.

Note 3. Inventories

Inventories are stated at the lower of cost (principally first-in, first-out)or market. Inventories were comprised of the following:

                                  February 28,    November 30,
                                      2001            2000
                                  ------------    ------------
     Finished Products              $58,652         $51,570
     Products in Process             10,698          18,788
     Materials and Supplies          18,635          12,112
                                    -------         -------
                                    $87,985         $82,470
                                    =======         =======

Note 4. Supplemental Disclosure of Cash Flow Information

                                 Three Months Ended
                                February 28 and 29,
                               ---------------------
                                2001           2000
                               ------         ------
     Interest Paid             $3,581         $1,795

     Income Taxes Paid         $  608         $2,351

Note 5.  Joint Ventures

Operating results of joint ventures, which were accounted for by the equity method, were as follows:

                            Three Months Ended
                            February 28 and 29,
                          -----------------------
                            2001            2000
                          -------         -------
     Net Sales            $52,930         $55,404

     Gross Profit         $15,571         $17,985

     Net Income           $ 6,718         $ 7,905

Amounts shown above represent the operating results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three months ended December 31, 2000 and 1999 and TAMCO for the three months ended February 28, 2001 and February 29, 2000. Ameron's equity in earnings of joint ventures is included in other income.

Note 6.  Net Income Per Share

Net income per basic share is computed on the basis of the weighted average number of common shares outstanding each period. Net income per diluted share is computed on the basis of the weighted average total of common shares outstanding each period plus the effect of outstanding stock options, excluding those that would be anti-dilutive, using the treasury stock method.

Following is a reconciliation of the weighted average number of shares used in the computation of basic and diluted net income per share:

                                   Three Months Ended
                                   February 28 and 29,
                               ---------------------------
                                 2001               2000
                               ---------         ---------
Basic Average Common
   Shares Outstanding          3,869,357         3,991,912

Dilutive Effect of
   Stock Options                  24,611            10,941
                               ---------         ---------
Diluted Average Common
   Shares Outstanding          3,893,968         4,002,853
                               =========         =========

Note 7. Other Comprehensive Income

Comprehensive income was computed as follows:

                                       Three Months Ended
                                       February 28 and 29,
                                     -----------------------
                                       2001            2000
                                     -------         -------
Net Income                           $ 1,580         $   951

Foreign Currency Translation
  Adjustment                           2,238          (2,810)
                                     -------         -------
Comprehensive Income/(Loss)          $ 3,818         $(1,859)
                                     =======         =======

Note 8. Debt

The Company's long-term debt consisted of the following:

                                                               February 28,       November 30,
                                                                  2001                2000
                                                               ------------       ------------
Fixed-rate unsecured notes payable, bearing
    interest at 7.92%, in annual principal
    installments of $8,333, commencing in 2001                  $  50,000          $  50,000
Variable-rate industrial development bonds,
  Payable in 2016 (3.30% at February 28, 2001)                      7,200              7,200
Variable-rate unsecured bank revolving credit
  facilities (approximately 5.99% at February 28, 2001)            92,693             91,594
Variable-rate unsecured bank loan, payable in
  Dutch guilders, with annual principal installments
  of approximately $545 (5.76% at February 28, 2001)                  681                772
                                                                ---------          ---------
                                                                  150,574            149,566

  Less Current portion                                             (8,878)            (8,848)
                                                                ---------          ---------
                                                                $ 141,696          $ 140,718
                                                                =========          =========

Note 9. Segment Information

The Company provides certain information about operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company has determined that is has four operating segments: Performance Coatings & Finishes Group, Fiberglass-Composite Pipe Group, Water Transmission Group, and Infrastructure Products Group. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. Inter-segment sales were not significant. Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                              Three Months Ended
                                              February 28 and 29,
                                         ----------------------------
                                           2001               2000
                                         ---------          ---------
Sales
 Performance Coatings & Finishes         $  42,745          $  41,700
 Fiberglass-Composite Pipe                  23,692             21,577
 Water Transmission                         28,098             33,391
 Infrastructure Products                    27,518             24,731
 Eliminations                                 (448)               (34)
                                         ---------          ---------
  Total Sales                            $ 121,605          $ 121,365
                                         =========          =========
Income (Loss) Before Interest
   and Income Taxes

 Performance Coatings & Finishes         $     104          $    (428)
 Fiberglass-Composite Pipe                   2,241              1,369
 Water Transmission                          3,442              4,507
 Infrastructure Products                     3,087              2,495
 Corporate & Unallocated                    (3,665)            (3,399)
                                         ---------          ---------
  Total Income Before Interest
     and Income Taxes                    $   5,209          $   4,544
                                         =========          =========

                                       February 28,       November 30,
                                          2001                2000
                                       ------------       ------------
Assets
 Performance Coatings & Finishes         $ 135,780          $ 131,300
 Fiberglass-Composite Pipe                 128,537            127,904
 Water Transmission                         98,492            112,254
 Infrastructure Products                    65,729             61,503
 Corporate & Unallocated                   174,840            169,212
 Eliminations                             (128,477)          (123,724)
                                         ---------          ---------
  Total Assets                           $ 474,901          $ 478,449
                                         =========          =========

PART I. FINANCIAL INFORMATION

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations

                Ameron International Corporation and Subsidiaries
                                February 28, 2001

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 2000 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2001 the Company generated $9.1 million of cash from operating activities compared to using $2.7 million for the same period in 2000. The higher operating cash flow came principally from collection of receivables which primarily increased because of the strong fourth quarter 2000 sales of the Water Transmission Group.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment and the construction of a new pole manufacturing plant in Anniston, Alabama. Management estimates that capital expenditures during fiscal 2001 will be between $15.0 million and $25.0 million. Capital expenditures will be funded by existing cash balances, cash generated from operations and existing lines of credit.

Cash used in financing activities was $1.1 million, primarily due to the payment of common stock dividends.

Cash and cash equivalents at February 28, 2001 totaled $12.9 million, an increase of $1.4 million from November 30, 2000.

At February 28, 2001 the Company had approximately $105.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS - FIRST QUARTER

The Company earned 41 cents per diluted share on sales of $121.6 million for the first quarter of fiscal 2001, compared to earnings of 24 cents per diluted share on sales of $121.4 million for the same period in 2000. The slight increase was attributed primarily to higher sales and profitability of the Performance Coatings & Finishes, Fiberglass-Composite Pipe, and Infrastructure Products Groups, offset by the lower sales and profitability of the Water Transmission business and Ameron's steel joint venture, TAMCO.

As expected, sales of the Water Transmission Group decreased $5.3 million in the first quarter of 2001, compared to the same period of 2000. Sales were lower because of temporarily slower market activity, as reflected in a lower backlog at the beginning of the quarter. Profitability decreased $1.1 million in the first quarter of 2001, compared to the first quarter of 2000, as a result of lower sales. Water Transmission should benefit from an improved backlog in the second half of 2001.

Sales of the Company's worldwide Fiberglass-Composite Pipe business increased $2.1 million in the first quarter of 2001, compared to the first quarter of 2000, primarily due to the continued worldwide demand for oil field piping. Profits increased by $900,000 in the first quarter of 2001, compared to the first quarter of 2000, due to higher sales. Overall, the outlook for Fiberglass-Composite Pipe remains strong in 2001.

Sales of the Performance Coatings & Finishes Group increased $1.0 million in the first quarter of 2001, compared to the first quarter of 2000. The increase was due primarily to the increased worldwide activity in key marine and offshore markets. Performance Coatings & Finishes' results of operations improved by $500,000 because of higher sales. An improvement of market conditions is expected to continue in 2001.

Infrastructure Products Group had $2.8 million higher sales, and $600,000 higher profits in the first quarter of 2001 primarily due to the normalized business activities in Hawaii, which suffered from a strike in the same period of 2000. Ameron's pole business declined slightly due to the start-up costs of a new concrete pole plant in Alabama.

Selling, General and Administrative expenses were comparable to the prior year both in dollars and as a percentage of sales. Included in selling, general and administrative expenses for the quarter was $590,000 of expense related to extending the life of certain stock options.

Other income declined because of lower equity income of $800,000 and foreign exchange losses of $800,000. Equity income was lower as TAMCO was impacted by the power crisis in California.

The effective tax rate was 28% in the first quarter of 2001, compared to 25% for the same period in 2000. The effective tax rate reflects the anticipated income taxes on income from domestic operations, as well as foreign operations and joint ventures, which are taxed at rates lower than U.S. statutory tax rates.

     Item 3. Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's Annual Report on Form 10-K for the year ended November 30, 2000.

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

Part II. OTHER INFORMATION

     Item 2. Changes in Securities

          Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $8.9 million of consolidated retained earnings were not restricted at February 28, 2001.

     Item 6. Exhibits and Reports on Form 8-K

          No report on Form 8-K was filed for the Company in the first quarter of 2001.

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Ameron International Corporation
                                        Date: April 13, 2001

                                        /s/ Gary Wagner
                                        ---------------------------------
                                        Gary Wagner
                                        Senior Vice President,
                                        Chief Financial Officer