Form 10-Q
period 2001-05-31
AMERON INTERNATIONAL CORP
filed 2001-07-16
CIK 790730

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1 - 9102

AMERON INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0100596 (I.R.S. Employer Identification No.)

245 South Los Robles Avenue
Pasadena, California 91101-2820
(Address of principal executive offices)

(626) 683-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,873,007 on June 30, 2001. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

Ameron International Corporation and Subsidiaries
Consolidated Statements of Income
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Sales	$143,670	$140,171	$265,275	$261,536
Cost of Sales	(108,904)	(102,975)	(200,610)	(196,287)

Gross Profit	34,766	37,196	64,665	65,249
Selling, General and Administrative Expenses	(26,943)	(31,752)	(53,441)	(58,894)
Other Income, net	4,876	5,620	6,684	9,253

Income before Interest and Income Taxes	12,699	11,064	17,908	15,608
Interest Income	52	12	105	42
Interest Expense	(2,925)	(2,824)	(5,993)	(6,130)

Income before Income Taxes	9,826	8,252	12,020	9,520
Provision for Income Taxes	(2,752)	(2,063)	(3,366)	(2,380)

Net Income	$7,074	$6,189	$8,654	$7,140

Net Income per Share (Basic)	$1.83	$1.55	$2.24	$1.79

Net Income per Share (Diluted)	$1.78	$1.55	$2.20	$1.79

Weighted Average Shares(Basic)	3,870,107	3,983,479	3,869,732	3,987,695

Weighted Average Shares (Diluted)	3,963,523	3,987,323	3,928,746	3,995,088

Cash Dividends per Share	$.32	$.32	$.64	$.64

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	May 31, 2001	Nov. 30, 2000
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$13,834	$11,514
Receivables, Less Allowances of $6,233 in 2001 and $6,616 in 2000	137,792	139,961
Inventories	88,216	82,470
Deferred Income Taxes	23,717	23,720
Prepaid Expenses and Other Current Assets	6,571	6,305

Total Current Assets	270,130	263,970
Investments, Advances and Equity in Undistributed Earnings of Joint Ventures	21,294	21,773
Property, Plant and Equipment, Net	147,661	145,196
Other Assets	50,676	47,510

Total Assets	$489,761	$478,449

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-Term Borrowings	$5,069	$5,001
Current Portion of Long-Term Debt	8,832	8,848
Trade Payables	46,839	41,127
Accrued Liabilities	48,453	58,265
Income Taxes Payable	15,061	15,103

Total Current Liabilities	124,254	128,344
Long-Term Debt, Less Current Portion	148,666	140,718
Other Long-Term Liabilities	29,062	26,957

Total Liabilities	301,982	296,019

Stockholders' Equity
Common Stock, Par Value $2.50 a Share, Authorized 12,000,000 Shares, Outstanding 3,872,407 Shares at May 31, 2001 and 3,869,357 at November 30, 2000, Net of Treasury Shares	13,015	13,007
Additional Paid-In Capital	19,212	17,857
Retained Earnings	230,797	224,620
Accumulated Other Comprehensive Loss	(26,586)	(24,382)
Less Treasury Stock (1,333,655 Shares in 2001 and 2000)	(48,659)	(48,672)

Total Stockholders' Equity	187,779	182,430

Total Liabilities and Stockholders' Equity	$489,761	$478,449

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended May 31,
	2001	2000
Cash Flows from Operating Activities
Net Income	$8,654	$7,140
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	8,815	8,376
Amortization	561	767
Deferred Income Taxes	210	293
Equity in Earnings of Joint Ventures	(3,888)	(5,709)
Dividends from Joint Ventures	4,230	7,579
Loss (Gain) from Sale of Assets	—	(290)
Other Noncash Expenses	1,252	—
Changes in Operating Assets and Liabilities:
Receivables	536	(16,004)
Inventories	(6,513)	2,094
Prepaid Expenses and Other Current Assets	(351)	(243)
Trade Payables, Accrued Liabilities and Income Taxes Payable	(3,337)	(7,499)
Other Long-Term Assets and Liabilities	(1,858)	(2,938)

Net Cash Provided by (Used In) Operating Activities	8,311	(6,434)

Cash Flows from Investing Activities
Proceeds from Sale of Property, Plant and Equipment	221	481
Additions to Property, Plant and Equipment	(12,467)	(8,922)

Net Cash Used in Investing Activities	(12,246)	(8,441)

Cash Flows from Financing Activities
Net Change in Short-Term Borrowings	364	225
Issuance of Debt	8,617	15,223
Repayment of Debt	(273)	(1,977)
Dividends on Common Stock	(2,477)	(2,552)
Issuance of Common Stock	111	—
Purchase of Treasury Stock	13	(934)

Net Cash Provided By Financing Activities	6,355	9,985

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(100)	221

Net Change in Cash and Cash Equivalents	2,320	(4,669)
Cash and Cash Equivalents at Beginning of Period	11,514	10,521

Cash and Cash Equivalents at End of Period	$13,834	$5,852

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(In Thousands Except Share Data)
(Unaudited)

Note 1.  Basis Of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation (the "Company" or "Ameron") at May 31, 2001, and its consolidated results of operations for the three and six months ended May 31, 2001 and 2000, and consolidated cash flows for the six months ended May 31, 2001 and 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  Accounting Change

Effective December 1, 2000, Ameron adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company uses derivative products, such as forward and option contracts, primarily to hedge the foreign currency market exposures which affect certain assets and liabilities and forecasted transactions with customers and vendors. The Company designates such derivatives primarily as fair value hedges. As of both May 31, 2001 and December 1, 2000, the fair value of derivatives held by the Company were not significant. Additionally, the adoption of SFAS No. 133 at December 1, 2000 did not result in a cumulative adjustment to either income or other comprehensive income for a change in accounting principle.

In 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," and further amended it to defer the effective date. SAB 101 summarized certain of the SEC's views on the application of accounting principles generally accepted in the United States of America to revenue recognition. The Company is required to adopt the provisions of SAB 101 no later than November 30, 2001. The Company does not believe SAB 101 will have a material impact on the financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost (principally first-in, first-out) or market. Inventories were comprised of the following:

	May 31, 2001	November 30, 2000
Finished Products	$57,576	$51,570
Products in Process	11,264	18,788
Materials and Supplies	19,376	12,112

	$88,216	$82,470

Note 4.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended May 31,
	2001	2000
Interest Paid	$6,065	$6,541
Income Taxes Paid	$3,850	$4,546

Note 5.  Joint Ventures

Operating results of joint ventures, which were accounted for by the equity method, were as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Net Sales	$57,958	$57,102	$110,888	$112,506
Gross Profit	$14,025	$14,423	$29,596	$32,408
Net Income	$7,150	$6,514	$13,868	$14,419

Amounts shown above represent the operating results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. for the three and six months ended March 31, 2001 and 2000 and TAMCO for the three and six months ended May 31, 2001 and 2000. Ameron's equity in earnings of joint ventures is included in other income.

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

Following is a reconciliation of the weighted average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Basic Average Common Shares Outstanding	3,870,107	3,983,479	3,869,732	3,987,695
Dilutive Effect of Stock Options	93,416	3,844	59,014	7,393

Diluted Average Common Shares Outstanding	3,963,523	3,987,323	3,928,746	3,995,088

Note 7.  Other Comprehensive Income

Comprehensive income was computed as follows:

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Net Income	$7,074	$6,189	$8,654	$7,140
Foreign Currency Translation Adjustment	(4,443)	(3,877)	(2,204)	(6,687)

Comprehensive Income	$2,631	$2,312	$6,450	$453

Note 8.  Debt

The Company's long-term debt consisted of the following:

	May 31, 2001	November 30, 2000
Fixed-rate unsecured notes payable, bearing interest at 7.92%, in annual principal installments of $8,333, commencing in 2001	$50,000	$50,000
Variable-rate industrial development bonds, Payable in 2016 (3.15% at May 31, 2001)	7,200	7,200
Variable-rate industrial development bonds, Payable in 2021 (3.25% at May 31, 2001)	8,500	—
Variable-rate unsecured bank revolving credit facilities (approximately 4.97% at May 31, 2001)	91,299	91,594
Variable-rate unsecured bank loan, payable in Dutch guilders, with annual principal installments of approximately $499 (5.22% at May 31, 2001)	499	772

	157,498	149,566
Less Current portion	(8,832)	(8,848)

	$148,666	$140,718

Note 9.  Segment Information

The Company provides certain information about operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company has determined that it has four operating segments: Performance Coatings & Finishes Group, Fiberglass-Composite Pipe Group, Water Transmission Group, and Infrastructure Products Group. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. Inter-segment sales were not significant. Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended May 31,		Six Months Ended May 31,
	2001	2000	2001	2000
Sales
Performance Coatings & Finishes	$51,799	$47,758	$94,544	$89,458
Fiberglass-Composite Pipe	30,450	27,503	54,142	49,080
Water Transmission	33,654	37,609	61,752	71,000
Infrastructure Products	27,962	27,401	55,480	52,132
Eliminations	(195)	(100)	(643)	(134)

Total Sales	$143,670	$140,171	$265,275	$261,536

Income (Loss) Before Interest and Income Taxes
Performance Coatings & Finishes	$4,277	$1,993	$4,381	$1,565
Fiberglass-Composite Pipe	5,291	5,920	7,532	7,289
Water Transmission	4,329	3,203	7,771	7,710
Infrastructure Products	2,663	4,703	5,750	7,198
Corporate & Unallocated	(3,861)	(4,755)	(7,526)	(8,154)

Total Income Before Interest and Income Taxes	$12,699	$11,064	$17,908	$15,608

	May 31, 2001	November 30, 2000
Assets
Performance Coatings & Finishes	$136,769	$131,300
Fiberglass-Composite Pipe	132,860	127,904
Water Transmission	102,866	112,254
Infrastructure Products	67,387	61,503
Corporate & Unallocated	178,031	169,212
Eliminations	(128,152)	(123,724)

Total Assets	$489,761	$478,449

Note 10.  Commitments & Contingencies

    Note 14 as presented in Ameron's Annual Report on Form 10-K for the year ended November 30, 2000 outlines material commitments and contingencies. No material changes have occurred related to commitments and contingencies during the three- and six-month periods ended May 31, 2001.

PART I.  FINANCIAL INFORMATION

  Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Ameron International Corporation and Subsidiaries
May 31, 2001

INTRODUCTION

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 2000 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended of May 31, 2001 the Company generated $8.3 million of cash from operating activities compared to using $6.4 million for the same period in 2000. The higher operating cash flow came from improved operating results and lower working capital requirements.

Cash used in investing activities consisted of capital expenditures for normal replacement and upgrades of machinery and equipment and the construction of a new pole manufacturing plant in Anniston, Alabama. Management estimates that capital expenditures during fiscal 2001 will be between $20.0 million and $25.0 million. Capital expenditures will be funded by existing cash balances, cash generated from operations and additional borrowings.

Cash and additional net borrowings of $8.7 million were used to finance operations, for capital expenditures and for payment of common stock dividends of $2.5 million. During the quarter, the Company issued $8.5 million tax-exempt industrial development bonds associated with the new pole manufacturing plant in Anniston, Alabama, which was completed in June.

Cash and cash equivalents at May 31, 2001 totaled $13.8 million, an increase of $2.3 million from November 30, 2000.

At May 31, 2001 the Company had approximately $104.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS

The Company earned $7.1 million, or $1.78 per diluted share, on sales of $143.7 million during the second quarter of 2001, compared to $6.2 million, or $1.55 per diluted share, on sales of $140.2 million during same period in 2000. The sales improvement came from the Performance Coatings & Finishes and Fiberglass-Composite Pipe Groups, offset by a decline by the Water Transmission Group. Net income improved primarily because of the improved performance of the Performance Coatings & Finishes and the Water Transmission Groups.

Sales for the six months ended May 31, 2001 were $265.3 million, compared to $261.5 million during the first half of 2000. All operating groups, except Water Transmission, had higher sales. Net income was $8.7 million, or $2.20 per diluted share for the six months ended May 31, 2001, compared to $7.1 million, or $1.79 per diluted share in the same period in 2000. Profits increase because of higher earnings from Performance Coatings & Finishes, offsetting lower results from the Infrastructure Products Group and Ameron's joint venture, TAMCO.

Sales of the Water Transmission Group decreased about $4.0 million in the second quarter and $9.2 million in the six months ended May 31, 2001, compared to the same periods of 2000. Sales were lower because of the slow bidding activity during the second half of 2000 and the timing of projects. Segment profits increased $1.1 million in the second quarter and were flat for the six months ended May 31, 2001, compared to the same periods of 2000, as a result of a change in project and product mix. As expected, backlog increased from $51 million at the beginning of the year to $121 million at the end of May 2001. Although a sizable portion of the backlog will be converted to sales in 2002, the current level of orders bodes well for the remainder of 2001.

Sales of the Company's worldwide Fiberglass-Composite Pipe business increased $2.9 million in the second quarter and $5.1 million in the six months ended May 31, 2001, compared to the same periods of 2000. Sales increased because of the continued worldwide demand for oil field piping and deliveries made to a water project in California. Segment profits decreased by $0.6 million in the second quarter and increased $0.2 million in the six months ended May 31, 2001, compared to the same periods of 2000 as a result of changes in product mix and plant utilization. Overall, the outlook for Fiberglass-Composite Pipe remains positive because of the demand for oil field piping.

Sales of the Performance Coatings & Finishes Group increased $4.0 million in the second quarter and $5.1 in the six months ended May 31, 2001, compared to the same periods of 2000. The increase was due to the continued improvement of the U.S. and European petrochemical and rail markets, offsetting lower sales of industrial finishes caused by weaker economic conditions in the U.K., Australia and New Zealand. Segment profits increased because of higher sales in the second quarter and six months ended May 31, 2001, compared to the same periods of 2000. The outlook for Performance Coatings & Finishes remains positive for the second half of 2001.

Sales of the Infrastructure Products Group increased $0.6 million in the second quarter and $3.3 in the six months ended May 31, 2001, compared to the same periods of 2000. Segment profits were lower for the second quarter and six months ended May 31, 2001, compared to the same periods of 2000, because of the start-up costs associated with a new pole plant in Alabama and initial development costs for an expansion of Ameron's principal rock quarry in Hawaii. Ameron's Alabama pole plant will produce state-of-the-art, decorative, concrete lighting poles for sale to the major markets in the Southeast.

Selling, General and Administrative expenses were lower in the second quarter and six months ended May 31, 2001, compared to the same periods of 2000, primarily due to lower insurance and benefit costs and lower customer claims.

Other income decreased to $4.9 million in the second quarter and $6.7 million in the six months ended May 31, 2001, compared to $5.6 million and $9.3 million, respectively, for the same periods of 2000. The decrease reflected lower equity income from TAMCO, which was impacted by the energy situation in California.

The effective tax rate was 28% in the second quarter and six months ended May 31, 2001, compared to 25% for the same period in 2000. The effective tax rate reflects the anticipated income taxes on income from domestic operations, as well as foreign operations and joint ventures, which are taxed at rates lower than U.S. statutory tax rates.

  Item 3.  Quantitative and Qualitative Market Risk Disclosure

During the quarter, the Company issued $8.5 million tax-exempt industrial development bonds associated with the new pole manufacturing plant in Anniston, Alabama. The variable interest rate on the bonds is market based and is currently 3.25%. No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's Annual Report on Form 10-K for the year ended November 30, 2000.

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

Part II.  OTHER INFORMATION

  Item 2.  Changes in Securities

    Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $7.9 million of consolidated retained earnings were not restricted at May 31, 2001.

  Item 4.  Submission of Matters to a Vote of Security Holders

    The Company's Annual Meeting of Stockholders was held on March 21, 2001. Represented at the meeting, in person or by proxy, were 3,588,709 shares of common stock (92.7% of the total shares outstanding). Stockholders voted on the following matters at this meeting:

  1.
  Election of Directors

    The three nominees named in the Company's proxy statement, Messrs. Haines, Hagan, and Ockene, having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,288,339 votes on a cumulative basis.

    Other directors whose terms of office continued after the meeting are: Peter K. Barker, Stephen W. Foss, John F. King, James S. Marlen and John E. Peppercorn.

  2.
  Proposal to Ratify the Appointment of Auditors

    3,556,018 shares (99.1% of the shares represented at the meeting and 91.9% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for fiscal year 2001. Of the shares represented at the meeting, 17,583 shares (0.5%) voted against the proposal.

  3.
  Proposal to Approve the 2001 Stock Incentive Plan

    2,498,097 shares (69.6% of the shares represented at the meeting and 64.6% of the shares outstanding) voted in favor of the proposal to approve the 2001 Stock Incentive Plan. Of the shares represented at the meeting, 1,032,046 shares (28.8%) voted against the proposal.

  4.
  Stockholder Proposal Regarding the Sale of the Company

    451,347 shares (15.2% of the shares represented at the meeting, excluding broker non-votes, and 11.7% of the shares outstanding) voted in favor of the proposal for the sale of the Company. Of the shares represented and voted on this proposal, 2,399,608 shares (81.1%) voted against this proposal and 109,175 shares (3.7%) abstained from voting on this matter. 628,579 shares represented at the meeting were broker non-votes and as such were not included in the vote totals.

  Item 6.  Exhibits and Reports on Form 8-K

    No report on Form 8-K was filed for the Company in the second quarter of 2001.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION Date: July 13, 2001
By:	/s/ GARY WAGNER Gary Wagner Senior Vice President, Chief Financial Officer

QuickLinks

AMERON INTERNATIONAL CORPORATION INDEX
Ameron International Corporation and Subsidiaries Consolidated Statements of Income (In thousands, except share and per share data) (Unaudited)
Ameron International Corporation and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Ameron International Corporation and Subsidiaries Consolidated Statements of Cash Flows (In thousands, unaudited)
Ameron International Corporation and Subsidiaries Notes to Consolidated Financial Statements (In Thousands Except Share Data) (Unaudited)
Ameron International Corporation and Subsidiaries May 31, 2001
Signature Page