Form 10-Q
period 2001-08-31
AMERON INTERNATIONAL CORP
filed 2001-10-15
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,873,007 on September 30, 2001. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            11

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       12

PART II. OTHER INFORMATION

  Item 2.   Changes in Securities                                     13

  Item 6.   Exhibits and Reports on Form 8-K                          13

SIGNATURE PAGE                                                        14

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                             August 31,                   August 31,
                                     -------------------------    -------------------------
                                         2001          2000           2001          2000
                                     -----------   -----------    -----------   -----------
Sales                                $   144,864   $   133,094    $   410,139   $   394,630
Cost of Sales                           (108,354)     (100,280)      (308,964)     (296,567)
                                     -----------   -----------    -----------   -----------
Gross Profit                              36,510        32,814        101,175        98,063

Selling, General and
 Administrative Expenses                 (23,906)      (25,774)       (77,347)      (84,668)
Other Income, net                          1,504         6,515          8,188        15,768
                                     -----------   -----------    -----------   -----------
Income before Interest
 and Income Taxes                         14,108        13,555         32,016        29,163

Interest Income                               51           422            156           464
Interest Expense                          (2,535)       (3,336)        (8,528)       (9,466)
                                     -----------   -----------    -----------   -----------
Income before Income Taxes                11,624        10,641         23,644        20,161

Provision for Income Taxes                (3,254)       (2,660)        (6,620)       (5,040)
                                     -----------   -----------    -----------   -----------
Net Income                           $     8,370   $     7,981    $    17,024   $    15,121
                                     ===========   ===========    ===========   ===========
Net Income per Share (Basic)         $      2.16   $      2.02    $      4.40   $      3.81
                                     ===========   ===========    ===========   ===========
Net Income per Share (Diluted)       $      2.09   $      2.02    $      4.30   $      3.81
                                     ===========   ===========    ===========   ===========
Weighted Average Shares (Basic)        3,872,907     3,929,342      3,870,790     3,968,244
                                     ===========   ===========    ===========   ===========
Weighted Average Shares (Diluted)      4,014,293     3,935,857      3,957,261     3,975,344
                                     ===========   ===========    ===========   ===========
Cash Dividends per Share             $       .32   $       .32    $       .96   $       .96
                                     ===========   ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                   August 31,     November 30,
                                                      2001           2000
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  11,196       $  11,514
  Receivables, Less Allowances of $6,356
    in 2001 and $6,616 in 2000                       139,872         139,961
  Inventories                                         93,055          82,470
  Deferred Income Taxes                               23,766          23,720
  Prepaid Expenses and Other Current Assets            7,523           6,305
                                                   ---------       ---------
    Total Current Assets                             275,412         263,970
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            22,407          21,773
Property, Plant and Equipment, Net                   147,728         145,196
Other Assets                                          53,204          47,510
                                                   ---------       ---------
Total Assets                                       $ 498,751       $ 478,449
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $   4,428       $   5,001
  Current Portion of Long-Term Debt                    8,736           8,848
  Trade Payables                                      41,554          41,127
  Accrued Liabilities                                 51,121          58,265
  Income Taxes Payable                                 9,629          15,103
                                                   ---------       ---------
    Total Current Liabilities                        115,468         128,344
Long-Term Debt, Less Current Portion                 150,278         140,718
Other Long-Term Liabilities                           33,470          26,957
                                                   ---------       ---------
  Total Liabilities                                  299,216         296,019
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,873,007 Shares in 2001 and 3,869,357
    in 2000, Net of Treasury Shares                   13,017          13,007
  Additional Paid-In Capital                          19,428          17,857
  Retained Earnings                                  237,928         224,620
  Accumulated Other Comprehensive Loss               (22,179)        (24,382)
  Less Treasury Stock (1,333,655 Shares
    in 2001 and 2000)                                (48,659)        (48,672)
                                                   ---------       ---------
  Total Stockholders' Equity                         199,535         182,430
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 498,751       $ 478,449
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                              (Unaudited)

                                                             Nine Months Ended
                                                                 August 31,
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $ 17,024       $ 15,121
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                            13,288         12,583
     Amortization                                               631            648
     Deferred Income Taxes                                    3,561          1,726
     Equity in Earnings of Joint Ventures                    (5,002)       (11,071)
     Dividends from Joint Ventures                            4,368         13,651
     Gain on Sale of Assets                                     (25)           (12)
     Other Noncash Expenses                                   1,451             --
  Changes in Operating Assets and Liabilities:
     Receivables                                              1,062        (21,107)
     Inventories                                            (10,163)         1,446
     Prepaid Expenses and Other Current Assets               (1,179)          (492)
     Trade Payables, Accrued Liabilities and
       Income Taxes Payable                                 (12,555)        (1,916)
     Other Long-Term Assets and Liabilities                  (3,274)        (5,954)
                                                           --------       --------
      Net Cash Provided by
       Operating Activities                                   9,187          4,623
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           830            309
  Additions to Property, Plant and Equipment                (15,593)       (13,479)
                                                           --------       --------
      Net Cash Used in Investing Activities                 (14,763)       (13,170)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                          (503)         1,147
  Issuance of Debt                                            9,583         16,100
  Repayment of Debt                                            (398)        (2,351)
  Dividends on Common Stock                                  (3,716)        (3,811)
  Issuance of Common Stock                                      130             --
  Change in Treasury Stock                                       13         (2,885)
                                                           --------       --------
      Net Cash Provided By
       Financing Activities                                   5,109          8,200
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   149           (632)
                                                           --------       --------
Net Change in Cash and Cash Equivalents                        (318)          (979)
Cash and Cash Equivalents at Beginning of Period             11,514         10,521
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 11,196       $  9,542
                                                           ========       ========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                        (In Thousands Except Share Data)

                                   (Unaudited)

Note 1.  Basis Of
  Presentation

Consolidated financial statements for the
  interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation (the "Company" or
  "Ameron") at August 31, 2001, and its consolidated results of operations for the three and nine months ended August 31, 2001 and 2000, and consolidated cash flows for the nine months ended August 31, 2001 and 2000.
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

Note 2.  New Accounting Pronouncements

Effective December 1, 2000, Ameron
  adopted Statement of Financial Accounting Standards ("SFAS")
  No. 133, "Accounting for Derivative Instruments and Hedging
  Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The
  Company uses derivative products, such as forward and option contracts, primarily to hedge the foreign currency market exposures which affect certain assets and liabilities and forecasted transactions with customers and vendors. The Company designates such derivatives primarily as fair value hedges. As of both August 31, 2001 and December 1, 2000, the fair value of derivatives held by the Company were not significant. Additionally, the adoption of SFAS No. 133 at December 1, 2000 did not result in a cumulative adjustment to either income or other comprehensive income for a change in accounting principle.

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

In July 2001, the Financial Accounting Standards Board ("FASB")
issued two new pronouncements:  SFAS No. 141, "Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets".  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June
30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS No. 141 will have a material impact on its financial statements.

SFAS No. 142 requires, among other
things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No.
142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is currently evaluating the impact of adopting SFAS No. 142.

Note 3.  Inventories

Inventories are stated at the lower of cost
  (principally first-in, first-out) or market. Inventories were comprised of the following:

                                              August 31,          November 30,
                                                 2001                 2000
                                              ----------          -----------
Finished Products                             $   60,358          $    51,570
Products in Process                               12,012               18,788
Materials and Supplies                            20,685               12,112
                                              ----------          -----------
                                              $   93,055          $    82,470
                                              ==========          ===========

Note 4.  Supplemental Disclosure of Cash Flow Information

                            Nine Months Ended
                                August 31,
                          ---------------------
                           2001           2000
                          ------         ------
Interest Paid             $7,831         $7,140

Income Taxes Paid         $7,523         $6,008

                     Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for by the equity method, were as follows:

                       Three Months Ended                 Nine Months Ended
                           August 31,                         August 31,
                     -----------------------           ------------------------
                       2001            2000              2001            2000
                     -------         -------           --------        --------
Net Sales            $57,402         $68,621           $168,290        $181,127

Gross Profit         $13,756         $19,524           $ 43,352        $ 51,932

Net Income           $ 6,977         $ 9,967           $ 20,845        $ 24,386

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three and nine months ended June 30,
  2001 and 2000 and TAMCO for the three and nine months ended August 31, 2001 and 2000. Ameron's equity in earnings of joint ventures is included in other income.

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

                                   Three Months Ended                   Nine Months Ended
                                       August 31,                          August 31,
                               ---------------------------         ---------------------------
                                 2001               2000             2001               2000
                               ---------         ---------         ---------         ---------
Basic Average Common
   Shares Outstanding          3,872,907         3,929,342         3,870,790         3,968,244

Dilutive Effect of
   Stock Options                 141,386             6,515            86,471             7,100
                               ---------         ---------         ---------         ---------
Diluted Average Common
   Shares Outstanding          4,014,293         3,935,857         3,957,261         3,975,344
                               =========         =========         =========         =========

Note 7. Other Comprehensive Income

Comprehensive income was computed as follows:

                                      Three Months Ended                Nine Months Ended
                                           August 31,                       August 31,
                                     -----------------------         -----------------------
                                       2001            2000            2001            2000
                                     -------         -------         -------         -------
Net Income                           $ 8,370         $ 7,981         $17,024         $15,121
Foreign Currency Translation
  Adjustment                           4,407          (1,553)          2,203          (8,240)
                                     -------         -------         -------         -------
Comprehensive Income                 $12,777         $ 6,428         $19,227         $ 6,881
                                     =======         =======         =======         =======

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                August 31,        November 30,
                                                                   2001               2000
                                                               ------------       ------------
Fixed-rate unsecured notes payable, bearing
    interest at 7.92%, in annual principal
    installments of $8,333, commencing in 2001                  $  50,000          $  50,000
Variable-rate industrial development bonds,
  Payable in 2016 (2.43% at August 31, 2001)                        7,200              7,200
Variable-rate industrial development bonds,
  Payable in 2021 (2.35% at August 31, 2001)                        8,500                 --
Variable-rate unsecured bank revolving credit
  facilities (approximately 4.49% at August 31, 2001)              92,911             91,594
Variable-rate unsecured bank loan, payable in
  Dutch guilders, with quarterly principal installments
  of approximately $134 (5.22% at August 31, 2001)                    403                772
                                                                ---------          ---------
                                                                  159,014            149,566

  Less Current portion                                             (8,736)            (8,848)
                                                                ---------          ---------
                                                                $ 150,278          $ 140,718
                                                                =========          =========

  Note 9.  Segment
  Information

The Company provides certain information
  about operating segments in accordance with SFAS No. 131,
  "Disclosure about Segments of an Enterprise and Related
  Information." In accordance with SFAS No. 131, the Company has determined that it has four operating segments: Performance
  Coatings & Finishes, Fiberglass-Composite Pipe, Water
  Transmission, and Infrastructure Products. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. Inter-segment sales were not significant.
Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                             Three Months Ended                   Nine Months Ended
                                                  August 31,                          August 31,
                                         ----------------------------        ----------------------------
                                           2001               2000              2001               2000
                                         ---------          ---------        ---------          ---------
Sales
 Performance Coatings & Finishes         $  49,362          $  48,649        $ 143,906          $ 138,107
 Fiberglass-Composite Pipe                  29,038             24,176           83,180             73,256
 Water Transmission                         36,980             31,866           98,732            102,866
 Infrastructure Products                    29,489             28,505           84,969             80,637
 Eliminations                                   (5)              (102)            (648)              (236)
                                         ---------          ---------        ---------          ---------
  Total Sales                            $ 144,864          $ 133,094        $ 410,139          $ 394,630
                                         =========          =========        =========          =========

Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes         $   3,383          $     933        $   7,764          $   2,498
 Fiberglass-Composite Pipe                   2,229              3,189            9,761             10,478
 Water Transmission                          7,173              6,047           14,944             13,757
 Infrastructure Products                     3,020              4,426            8,770             11,624
 Corporate & Unallocated                    (1,697)            (1,040)          (9,223)            (9,194)
                                         ---------          ---------        ---------          ---------
  Total Income Before Interest
     and Income Taxes                    $  14,108          $  13,555        $  32,016          $  29,163
                                         =========          =========        =========          =========

                                                                     August 31,        November 30,
                                                                        2001               2000
                                                                    ------------       ------------
Assets
 Performance Coatings & Finishes                                      $ 141,846          $ 131,300
 Fiberglass-Composite Pipe                                              138,375            127,904
 Water Transmission                                                     111,618            112,254
 Infrastructure Products                                                 67,894             61,503
 Corporate & Unallocated                                                171,019            169,212
 Eliminations                                                          (132,001)          (123,724)
                                                                      ---------          ---------
  Total Assets                                                        $ 498,751          $ 478,449
                                                                      =========          =========

Note 10.  Commitments
  & Contingencies

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

 Colorado River to Arizona. The CAWCD also filed
separate actions against the U.S. Bureau of Reclamation ("USBR") in the U.S. Court of Claims and with the Arizona Projects Office of the USBR in connection with the CAP siphons.  The CAWCD alleged that the six CAP siphons were defective and that the USBR and the defendants in the U.S. District
Court action were liable for the repair or replacement of those siphons at a claimed estimated cost of $146.7 million.  On September 14, 1994, the U.S.
District Court granted the Company's motion to dismiss the CAWCD action and entered judgement against the CAWCD and in favor of the Company and its co-defendants.  CAWCD has filed a notice of appeal with the Ninth Circuit
Court of Appeals.

Separately, on September 28, 1995, the Contracting
Officer for the USBR issued a final decision claiming for the USBR approximately
$40 million in damages against Kiewit, based in part on the Contracting
Officer's finding that the siphons supplied by the Company were defective.
That claim amount is considered by the Company to be duplicative of the damages sought by the CAWCD for the repair or replacement of the siphons in its aforementioned action in the U.S. District Court for the District of Arizona.
The Contracting Officer's final decision has been appealed by Kiewit to the U.S.
Department of the Interior Board of Contract Appeals ("IBCA").
The Company is actively cooperating with and assisting Kiewit in the administrative appeal of that final decision before the IBCA.  Trial on that appeal is underway.

The Company internally, as well as through
independent third-party consultants, has conducted engineering analyses regarding the allegations that the CAP siphons were defective and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements; and, therefore, it is not liable for any claims relating to the siphons, whether by the CAWCD or by the USBR.  The Company believes that it has meritorious defenses to these actions and that resultant liability, if any, should not have a material effect on the financial position of the Company or its results of operations.

In addition, certain other claims, suits and
complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters, and the matters discussed above, are either adequately reserved, covered by insurance, or would not have a material effect on the financial position of the
Company or its results of operations if disposed of unfavorably.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended of August 31,
  2001 the Company generated $9.2 million of cash from operating activities compared to $4.6 million for the same period in 2000.
  The higher operating cash flow came principally from improved operating results and working capital management.

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

Cash and additional net borrowings of
  $8.7 million were used to finance operations, for capital expenditures and for payment of common stock dividends of $3.7 million.

Cash and cash equivalents at August 31,
  2001 totaled $11.2 million, a decrease of $.3 million from November 30, 2000.

At August 31, 2001 the Company had
  approximately $109.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

The Company believes that cash and cash
  equivalents on hand, anticipated cash flows from operations and funds from existing lines of credit will be sufficient to meet future operating requirements.

RESULTS OF OPERATIONS

The Company earned $8.4 million, or $2.09 per diluted share, on sales of
  $144.9 million during the third quarter of 2001, compared to $8.0 million, or
  $2.02 per diluted share,
  on sales of $133.1 million during same period in 2000.  Net income remained relatively constant in spite of higher sales due to a reduction in equity income from joint-venture companies.  The reduction in equity income was offset by improved profitability of both the Performance Coatings & Finishes
  Group and the Water Transmission Group.

Sales for the nine months ended August 31,
  2001 were $410.1 million, compared to $394.6 million for the same period in 2000. All operating groups, except Water Transmission, had higher sales. Net income was $17.0 million, or $4.30 per diluted share for the nine months ended August 31, 2001, compared to $15.1 million, or
  $3.81
  per diluted share in the same period in 2000. Profits increased because of higher earnings from the Performance Coatings & Finishes Group and the Water
  Transmission Group, offsetting
  lower results from the Infrastructure Products Group and Ameron's joint ventures TAMCO and ASAL.

Sales of the Water Transmission Group increased
$5.1 million in the
third quarter but decreased $4.1 million
  in the nine months ended August 31, 2001, compared to the same periods of
  2000.  The third quarter increase reflected the
increased demand for water
piping in the Western U.S.  The improvement came in spite of lower
activity from Ameron's plants in Columbia, South America.   Segment profits increased $1.1 million
  in the third quarter and $1.2 million

 in the nine months ended August 31,
  2001, compared to the same periods of 2000, as a result of a change in plant utilization and lower compensation costs.  Water Transmission's backlog increased during 2001, and sales are expected to remain robust throughout the rest of 2001.

Sales of the Company's worldwide
  Fiberglass-Composite Pipe business increased $4.9 million in the third quarter and
  $9.9 million in the nine months ended August 31, 2001,
  compared to the same periods of 2000. Sales increased because of the continued worldwide demand for oil-field piping and deliveries made to a water project in California. Segment profits decreased by $1.0 million in the third quarter and $.7 million in the nine months ended August 31, 2001, compared to the same periods of 2000, primarily as a result of
  uneven plant utilization caused by a decline in worldwide industrial markets.

Sales of the Performance
  Coatings & Finishes Group increased $.7 million in the third quarter and
  $5.8 in the nine months ended August 31, 2001, compared to the same periods of 2000. The year-to-date increase was due primarily to the continued improvement of the U.S. and European protective coating businesses.  Operations which produce industrial finishes in Europe, Australia and New Zealand also improved in the third quarter.  Segment profits increased $2.5 million in the third quarter and $5.3 million in the nine months ended August 31, 2001, compared to the same periods of 2000, because of higher sales, the impact of restructuring initiatives
  and favorable raw material pricing.

Sales of the Infrastructure Products Group
  increased $1.0 million in the third quarter and $4.3 in the nine months ended August 31, 2001, compared to the same periods of 2000. Segment profits were lower for the third quarter and nine months ended August 31,
  2001, compared to the same periods of 2000, because of the start-up costs associated with a new pole plant in Alabama and lower profits from Hawaiian operations.  Ameron's Alabama
  pole plant will produce state-of-the-art, decorative, concrete lighting poles for sale to the major markets in the Southeastern U.S.

Selling, General and Administrative
  expenses were lower in the third quarter and nine months ended August 31,
  2001, compared to the same periods of 2000, primarily due to lower insurance and benefit costs.

Other income decreased to $1.5 million
  in the third quarter and $8.2 million in the nine months ended August 31, 2001, compared to
  $6.5 million and $15.8 million,
  respectively, for the same periods of 2000. The decrease reflected lower equity income from TAMCO, which was impacted by the energy situation in
  California, and ASAL, Ameron's concrete pipe joint venture in Saudi Arabia.

The effective tax rate was 28% in the third quarter and nine months ended August 31, 2001, compared to 25% for
  the same periods in 2000. The effective tax rate reflects the anticipated income taxes on income from domestic operations, as well as foreign operations and joint ventures, which are taxed at rates lower than U.S.
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

Part II.  OTHER INFORMATION

Item
  2.  Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $15.4 million of consolidated retained earnings were not restricted at August 31, 2001.

Item
  6.  Exhibits and Reports on Form 8-K

A form 8-K was filed on June 26, 2001 to
report the Company's financial results for the second quarter ended May 31,
2001, as reported in a press release dated June 21, 2001.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation
Date:
  October 15, 2001

                                             By:   /s/ Gary Wagner
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer