Form 10-K
period 2001-11-30
AMERON INTERNATIONAL CORP
filed 2002-02-28
CIK 790730

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended November 30, 2001          OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9102

AMERON INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0100596
(State of Incorporation)	(I.R.S. Employer Identification No.)

245 South Los Robles Avenue Pasadena, CA 91101
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (626) 683-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $2.50 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The Registrant estimates that as of February 14, 2002 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $250 million.

On February 14, 2001 there were 3,873,007 shares of Common Stock, $2.50 par value outstanding.  This is the only class of Common Stock outstanding.

Documents Incorporated by Reference

1.  Portions of Ameron’s 2001 Annual Report to Stockholders (Parts I, II and IV).

2.  Portions of Ameron’s Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III).

PART I

AMERON INTERNATIONAL CORPORATION

Ameron International Corporation, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as “Ameron”, the “Company”, the “Registrant” or the “Corporation” unless the context clearly indicates otherwise.  The business of the Company has been divided into business segments in Item 1(c)(1).  Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets.  All references to “the year” or “the fiscal year” pertain to the 12  months ended November 30, 2001.  All references to the “Annual Report” pertain to the Company’s 2001 Annual Report to Stockholders.

ITEM 1 - BUSINESS

(a)           General development of business.

Although the Company’s antecedents date back to 1907, it evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Co. on April 22, 1929.  Various name changes occurred between that time and 1942, at which time the Company’s name became American Pipe and Construction Co.  By the late 1960s the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and reinforced thermosetting resin pipe and fittings.

At the beginning of 1970, the Company’s name was changed to Ameron, Inc.  In the meantime, other manufactured products had been added to its product lines.  These included concrete and steel poles for street and area lighting, and steel poles for traffic signals.

In 1996, the Company’s name was changed to Ameron International Corporation in order to better reflect its expanded, global focus.  Also in 1996, the Company acquired assets of Centron, a leading manufacturer of fiberglass pipe for the worldwide oilfield market, as well as the worldwide Devoe marine coatings business of Imperial Chemical Industries Plc.  In 1998, the Company acquired the protective coatings and light industrial product finishes businesses of Croda International Plc in the United Kingdom, Australia and New Zealand.

Further details or commentary on the year’s operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(b)                                       Financial information as to segments.

The Information contained in Notes (1), (5) and (17) of Notes to Consolidated Financial Statements on pages 32, 33, 34, 35, 42 and 43 of the Annual Report is incorporated herein by reference.

(c)             Narrative description of business.

(1)                          For geographical and operational convenience, the Company is organized into divisions.  These divisions are combined into the following groups serving the following segments.

a)                              The Performance Coatings & Finishes Group  develops, manufactures and markets high-performance coatings and surfacer systems on a world-wide basis.  These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack.  The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing.  These products are marketed by direct sales, as well as through manufacturers’ representatives, distributors and licensees.  Competition is based upon quality, price and service.  Manufacture of these products is carried out in the Company’s plant in Arkansas, by wholly-owned subsidiaries in The Netherlands, the United Kingdom, Australia and New Zealand, by joint ventures in Mexico and Saudi Arabia and by various third-party licensees.

b)                             The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings.  These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and on offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions.  These products are marketed by direct sales, as well as through manufacturers’ representatives, distributors and licensees.  Competition is based upon quality, price and service.  Manufacture of these products is carried out in the Company’s plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. (“Centron”), at its plant in Texas, by wholly-owned subsidiaries in The Netherlands, Singapore, and Malaysia, by a joint venture in Saudi Arabia and by third-party licensees.

c)                              The Water Transmission Group supplies products and services used in the construction of water pipelines.  Five pipe manufacturing plants are located in Arizona and California.  Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with a plant in Colombia.  These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection.  These products are marketed by direct selling using the Company’s own personnel and by competitive bidding.  Customers include local, state and federal agencies, developers and general contractors.  Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company’s consolidated revenue.  However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions.  Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company’s concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company.  Principal methods of competition are price, delivery schedule and service.  The Company’s technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing on a world-wide basis through direct sales and manufacturing representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals.  Competition is based upon quality, price and service.  Manufacture of this product is carried out in the Company’s plant in California.  This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company’s businesses.  Competition for such work is based upon quality, price and service.  Manufacture of such equipment is carried out in the Company’s plant in California.

d)                             The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, to the construction industry in Hawaii and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide.  Ample raw materials are available locally in Hawaii.  As to rock products, the Company has exclusive rights to a quarry containing many years’ reserves.  There is only one major source of supply for cement in Hawaii.  Within the market area there are competitors for each of the segment’s products.  No single competitor offers the full range of products sold by the Company in Hawaii.  An appreciable portion of the segment’s business is obtained through competitive bidding.  Sales of poles are nationwide, but with a stronger concentration in the western states.  Marketing is handled by the Company’s own sales force and by outside sales agents for poles.  Competition for such products is mainly based on price and quality, but with some consideration for service and delivery.  Manufacture of poles is carried out in two plants in California, as well as plants in Washington, Oklahoma and Alabama.

e)                                      Except as individually shown in the above descriptions of segments, the following comments or situations apply to all segments:

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

(ii)          The Company owns certain patents and trademarks, both U.S. and foreign, related to its products.  The Company licenses its patents, trademarks, know-how and technical assistance to various of its subsidiary and affiliated companies and to various third-party licensees. It licenses these proprietary items to some extent in the U.S., and to a greater degree abroad.  These patents, trademarks, and licenses do not constitute a material portion of the Company’s total business.  No franchises or concessions exist.

(iii)       Many of the Company’s products are used in connection with capital goods, water and sewage transmission and construction of capital facilities.  Favorable or adverse effects on general sales volume and earnings can result from weather conditions.  Normally, sales volume and earnings will be lowest in the first fiscal quarter.  Seasonal effects simply accelerate or slow the business volume and normally do not bring about severe changes in full-year activity.

(iv)      With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries.  No unusual amounts of inventory are required to meet seasonal delivery requirements.  All of the Company’s segments turn their inventory between three and nine times annually.  Average days’ sales in accounts receivable range between 38 and 159 for all segments.

(v)         The value of backlog orders at November 30, 2001 and 2000 by segment is shown below.  A substantial portion of the November 30, 2001 backlog is expected to be billed and recorded as sales during the fiscal year 2002.

Segment	2001	2000
	(in thousands)
Performance Coatings & Finishes Group	$3,593	$7,133
Fiberglass-Composite Pipe Group	25,334	28,551
Water Transmission Group	92,194	50,756
Infrastructure Products Group	22,815	18,574
Total	$143,936	$105,014

(vi)                              There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates.  There is no knowledge of any competitive situation which would be material to an understanding of the business.

(vii)                           Sales contracts in all of the Company’s  segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements.  Longer term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management.  Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances.  It is the Company’s practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions.  The Company does not typically extend long-term credit to purchasers of its products.

(2)          a)       Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 32 of the Annual Report, which information is incorporated herein by reference.

b)                     The Company’s business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business.

c)                      For many years the Company has been consistently installing or improving devices to control or eliminate the discharge of pollutants into the environment.  Accordingly, compliance with federal, state, and locally enacted provisions relating to protection of the environment is not having, and is not expected to have, a material effect upon the Company’s capital expenditures, earnings, or competitive position.

d)                     At year-end the Company and its consolidated subsidiaries employed approximately 2,900 persons.  Of those, approximately 900 were covered by labor union contracts. There is one bargaining agreement subject to renegotiation in 2002.

(d)   Financial information about foreign and domestic operations and export sales.

The information contained in Notes (1), (5) and (17) of Notes to Consolidated Financial Statements on pages 32, 33, 34, 35, 42 and 43 of the Annual Report is incorporated herein by reference.

Export sales in the aggregate from U.S. operations during the last three fiscal years were:

In thousands

2001	$35,952
2000	30,665
1999	22,697

ITEM 2 - DESCRIPTION OF PROPERTY

(a)                                  The location and general character of principal plants and other materially important physical properties used in the Company’s operations are tabulated below.  Property is owned in fee simple except where otherwise indicated by footnote.  In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations.  Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced.  With the exception of the Kailua, Oahu property, shown under the Infrastructure Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company’s operations.  The lease term on the Kailua property extends to the year 2052.  Kailua is the principal source of quarried rock and aggregates for the Company’s operations on Oahu, Hawaii; and, in management’s opinion, reserves are adequate for its requirements during the term of the lease.

(b)                                 The Company believes that its existing facilities are adequate for current and presently foreseeable operations.  Because of the cyclical nature of certain of the Company’s operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

SEGMENT - GROUP

Division – Location	Description

PERFORMANCE COATINGS & FINISHES GROUP

Coatings division – USA
Alpharetta, GA	*Office
Brea, CA	Office, Laboratory
Little Rock, AR	Office, Plant

Ameron B.V.
Geldermalsen, The Netherlands	Office, Plant
Huthwaite, UK	Office, Plant

Ameron (UK) Limited
Hull, UK	Office, Plant

Ameron (Australia) Pty. Limited
Sydney, Australia	Office, Plant
Adelaide, Australia	Plant

Ameron (New Zealand) Limited
Auckland, New Zealand	Office, Plant

FIBERGLASS-COMPOSITE PIPE GROUP

Fiberglass Pipe division – USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant

Ameron B.V.
Geldermalsen, The Netherlands	Office, Plant

Ameron (Pte) Ltd.
Singapore	*Office, Plant

Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant

WATER TRANSMISSION GROUP

Rancho Cucamonga, CA	*Office
Etiwanda, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant

Protective Linings division
Brea, CA	Office, Plant

Fabrication Plant
South Gate, CA	Office, Plant

American Pipe & Construction International
Bogota, Colombia	Office, Plant

INFRASTRUCTURE PRODUCTS GROUP

Hawaii division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry

Pole Products division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant

CORPORATE
Corporate Headquarters
Pasadena, CA	*Office

Corporate Research & Engineering
South Gate, CA	Office, Laboratory

*Leased

ITEM 3 - LEGAL PROCEEDINGS

An action was filed in 1992 in the U.S. District Court for the District of Arizona by the Central Arizona Water Conservation District (“CAWCD”) seeking damages against several parties, including the Company and the Company’s customer, Peter Kiewit Sons Company (“Kiewit”), in connection with six prestressed concrete pipe siphons furnished and installed in the 1970’s as part of the Central Arizona Project (“CAP”), a federal project to bring water from the Colorado River to Arizona. The CAWCD also filed separate actions against the U.S. Bureau of Reclamation (“USBR”) in the U.S. Court of Claims and with the Arizona Projects Office of the USBR in connection with the CAP siphons. The CAWCD alleged that the six CAP siphons were defective and that the USBR and the defendants in the U.S. District Court action were liable for damages for the repair or replacement of those siphons.  On September 14, 1994, the U.S. District Court granted the Company’s motion to dismiss the CAWCD action and entered judgment against the CAWCD and in favor of the Company and its co-defendants. CAWCD filed a notice of appeal with the Ninth Circuit Court of Appeals.

Separately, on September 28, 1995, the Contracting Officer for the USBR issued a final decision claiming for the USBR approximately $40 million in damages against Kiewit, based in part on the Contracting Officer’s finding that the siphons supplied by the Company were defective. That claim amount is considered by the Company to be duplicative of the damages sought by the CAWCD for the repair or replacement of the siphons in the aforementioned action in the U.S. District Court for the District of Arizona. The Contracting Officer’s final decision was appealed by Kiewit to the U.S. Department of the Interior Board of Contract Appeals (“IBCA”). The Company is actively cooperating with and assisting Kiewit in the administrative appeal of that final decision before the IBCA. Trial on that appeal commenced in November 2000; however, the proceeding was stayed with the concurrence of the parties pending efforts aimed at a possible settlement of the matter. Settlement efforts involving the USBR, Kiewit, the Company and various insurance carriers are continuing. In the meantime, activity on the IBCA appeal, as well as the aforementioned CAWCD appeal, continues to be suspended.

The Company internally, as well as through independent third-party consultants, has conducted engineering analysis regarding the allegations that the CAP siphons were defective, and believes that the siphons were manufactured in accordance with the project specifications and other contract requirements; and, therefore, it is not liable for any claims relating to the siphons, whether by the CAWCD or by the USBR. The Company believes that it has meritorious defenses to these actions and that resultant liability, if any, should not have a material effect on the financial position of the Company or its results of operations.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters, and the matters discussed above, are either adequately reserved, covered by insurance, or would not have a material effect on the Company’s financial position or its results of operations if disposed of unfavorably.

The Company is also subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. In the early 1970s, the Company disposed of certain quantities of waste at the Stringfellow Hazardous Waste Site in Riverside County, California, which is one of several priority sites on the Superfund list established by the U.S. Environmental Protection Agency. During 2001 the Company settled the only current action against it in connection with the remediation of that site. The settlement did not have a material impact on the Company’s financial position or its results of operations.  While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company’s financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(Not Applicable)

ITEM 4A - EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2001 and who are not directors of the Company.  All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer

Thomas P. Giese	57	Vice President; Group President Water Transmission Group	1997

James R. McLaughlin	54	Vice President & Treasurer	1997

Gordon G. Robertson	62	Vice President; Group President Fiberglass-Composite Pipe Group	1997

Javier Solis	55	Senior Vice President of Administration, Secretary & General Counsel	1984

Gary Wagner	50	Senior Vice President, Chief Financial Officer	1990

All of the executive officers named above have held high level managerial or executive positions with the  Company for more than the past five years.

PART II

ITEM 5 -	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed.  On February 5, 2002, there were 1,228 stockholders of record of such stock.  Information regarding stock compensation plans is contained in Note (12) on page 37 of the Annual Report, and is incorporated herein by reference.

Dividends have been paid each quarter during the prior two years.  Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company’s Common Stock during that period are set out in Note (16) of Notes to Consolidated Financial Statements on page 42 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Note (10) of Notes to Consolidated Financial Statements on page 36 of the Annual Report, which is incorporated herein by reference.

ITEM 6 -      SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 22 of the Annual Report, and is incorporated herein by reference.

ITEM 7 -	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in Management’s Discussion and Financial Condition and Results of Operations section shown on pages 23 through 26 and Note (1) pages 32 and 33 of the Annual Report, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is contained on pages 25 and 26 of the Annual Report under the caption Market Risks, and is incorporated herein by reference.  At November 30, 2001, the Company had 14 foreign currency forward contracts expiring at various dates through February 2002, with an aggregate face value of $4,682,000. Information regarding future debt maturities is as follows:

(US$ in thousands) Long Term Debt:	Scheduled Maturity Date						Total Outstanding As of 11/30/2001

	2002	2003	2004	2005	2006	Thereafter	Recorded Value	Fair Value

Fixed-rate unsecured notes	$8,333	$8,333	$8,334	$8,333	$8,333	$—	$41,666	$43,656
Average interest rate%						—	7.92%

Variable-rate industrial development bonds	—	—	—	—	—	7,200	7,200	7,200
Average interest rate							1.65%

Variable-rate unsecured bank revolving credit facilities	—	84,910	—	—	—	—	84,910	84,910
Average interest rate							2.84%

Variable-rate unsecured bank loan, payable in Dutch Guilders	264	—	—	—	—	—	264	264
Average interest rate							4.31%

Variable-rate industrial development bonds	—	—	—	—	—	8,500	8,500	8,500
Average interest rate							1.80%

Variable-rate unsecured bank loan	—	—	3,254	—	—	—	3,254	3,254
Average interest rate							18.67%

ITEM 8 -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements as of November 30, 2001 and 2000 and for each of the three years in the period ended November 30, 2001 and the report thereon of Deloitte & Touche LLP dated February 6, 2002, comprising pages 27 through 44 of the Annual Report are incorporated herein by reference.

ITEM 9 -                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

(Not applicable)

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is contained under the section entitled, “Election of Directors” in the Company’s Proxy Statement which was filed on February 14, 2002 in connection with the Annual Meeting of Stockholders to be held on March 20, 2002.  Such information is incorporated herein by reference.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.

ITEM 11 -   EXECUTIVE COMPENSATION*

ITEM 12 -          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT*

ITEM 13 -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The information required by Items 11, 12 and 13 is contained in the Company’s Proxy Statement which was filed on February 14, 2002 in connection with the 2002 Annual Meeting of Stockholders to be held on March 20, 2002.  Such information is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          (1)   Financial Statements:

The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Statement	Page ReferenceTo Annual Report

Consolidated Statements of Income for the years ended November 30, 2001, 2000 and 1999	27

Consolidated Balance Sheets as of November 30, 2001 and 2000	28-29

Consolidated Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999	30

Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2001, 2000 and 1999	31

Consolidated Statements of Comprehensive Income for the years ended November 30, 2001, 2000 and 1999	31

Notes to Consolidated Financial Statements	32-43

(i)             Summarized information as to the financial condition and results of operations for Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and TAMCO are presented in Note (5) of Notes to Consolidated Financial Statements on pages 34 and 35 of the Annual Report, which information is incorporated herein by reference.

(a)   (2)   Financial Statement Schedules:

The following additional financial data should be read in conjunction with the consolidated financial statements in the Annual Report.  Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the consolidated financial statements in the Annual Report.

        Schedule        Schedules of Ameron International Corporation and Consolidated Subsidiaries

                                Independent Auditors’ Report

                II             Valuation and Qualifying Accounts and Reserves

(a)   (3)   Exhibits

3(i)                                    Certificate of Incorporation

3(ii)                                   Bylaws

4                                        Instruments Defining the Rights of Security Holders,
                                          Including Indentures

10                                      Material Contracts

13                                      Annual Report

21                                      Subsidiaries of the Registrant

23                                      Independent Auditors’ Consent

(b)   Reports on Form 8-K

One report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended November 30, 2001 as follows: September 21, 2001 reporting under Item 5, the financial results for the Company’s third quarter ended August 31, 2001.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Ameron International Corporation:

We have audited the consolidated financial statements of Ameron International Corporation and subsidiaries (the “Company”) as of November 30, 2001 and 2000 and for each of the three years in the period ended November 30, 2001, and have issued our report thereon dated February 6, 2002.  Such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference.  Our audits also included the financial statement schedule listed in Item 14(a)2.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 6, 2002

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2001

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Others `	Balance at End of Year

	Deducted from asset accounts
Allowance for doubtful accounts	$6,616	$1,738	$(1,649)	$(6)	$6,699

Reserve for realization of investments in joint ventures	16,358	1,832	—	—	18,190

Reserve for write-down of assets related to certain foreign joint ventures	2,649	—	(289)	—	2,360

	Included in current liabilities
Reserve for pending claims and litigation	$13,744	$1,362	$(6,864)	$(15)	$8,227

Other reserves	217	151	(75)	(1)	292

Reserve for self-insured programs	12,620	5,047	(3,438)	(6)	14,223

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2000

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Others	Balance at End of Year

	Deducted from asset accounts
Allowance for doubtful accounts	$6,937	$1,953	$(2,143)	$(131)	$6,616

Reserve for realization of investments in joint ventures	14,183	2,175	—	—	16,358

Reserve for write-down of assets related to certain foreign joint ventures	2,698	—	(49)	—	2,649

	Included in current liabilities
Reserve for pending claims and litigation	$16,370	$8,259	$(10,745)	$(140)	$13,744

Other reserves	252	89	(97)	(27)	217

Reserve for self-insured programs	11,239	4,256	(2,694)	(181)	12,620

	Included in long-term liabilities
Other reserves	$650	$126	$(47)	$(729)	$—

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 1999

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Others	Balance at End of Year

	Deducted from asset accounts
Allowance for doubtful accounts	$5,106	$4,628	$(2,490)	$(307)	$6,937

Reserve for realization of investments in joint ventures	8,481	5,702	—	—	14,183

Reserve for write-down of assets related to certain foreign joint ventures	2,968	—	(270)	—	2,698

	Included in current liabilities
Reserve for pending claims and litigation	$4,413	$1,609	$(1,873)	$12,221	$16,370

Severance reserve	1,322	—	(1,318)	(4)	—

Reserve associated with acquisition	2,259	334	(1,723)	(740)	130

Other reserves	243	778	(795)	(104)	122

Reserve for self-insured programs	3,843	2,831	(1,785)	6,350	11,239

	Included in long-term liabilities
Reserve for pending claims and litigation	$11,724	$4,910	$(4,572)	$(12,062)	$—

Other reserves	560	238	(161)	13	650

Reserve for self-insured programs	7,171	—	—	(7,171)	—

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Javier Solis
Javier Solis, Senior Vice President & Secretary

Date: February 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-25-02	/s/ James S. Marlen	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
James S. Marlen

Date: 2-25-02	/s/ Gary Wagner	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: 2-26-02	/s/ Peter K. Barker	Director
Peter K. Barker

Date: 2-25-02	/s/ Stephen W. Foss	Director
Stephen W. Foss

Date: 2-26-02	/s/ J. Michael Hagan	Director
J. Michael Hagan

Date: 2-25-02	/s/ Terry L Haines	Director
Terry L. Haines

Date: 2-25-02	/s/ John F. King	Director
John F. King

Date: 2-26-02	/s/ Alan L. Ockene	Director
Alan L. Ockene

Date: 2-26-02	/s/ John E. Peppercorn	Director
John E. Peppercorn