Form 10-Q
period 2002-02-28
AMERON INTERNATIONAL CORP
filed 2002-03-25
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,873,007 on March 22, 2002. No other class of Common Stock exists.

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

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                Three Months Ended
                                                    February 28,
                                            -------------------------
                                               2002          2001
                                            -----------   -----------
Sales                                       $   120,702   $   121,605
Cost of Sales                                   (90,263)      (91,706)
                                            -----------   -----------
Gross Profit                                     30,439        29,899

Selling, General and
 Administrative Expenses                        (27,238)      (26,498)
Equity in Earnings of Joint Ventures                814           999
Other Income, Net                                   977           809
                                            -----------   -----------
Income before Interest
 and Income Taxes                                 4,992         5,209

Interest Income                                      18            53
Interest Expense                                 (2,406)       (3,068)
                                            -----------   -----------
Income before Income Taxes                        2,604         2,194

Provision for Income Taxes                         (833)         (614)
                                            -----------   -----------
Net Income                                  $     1,771   $     1,580
                                            ===========   ===========
Net Income per Share (Basic)                $      0.46   $      0.41
                                            ===========   ===========
Net Income per Share (Diluted)              $      0.43   $      0.41
                                            ===========   ===========
Weighted Average Shares (Basic)               3,873,007     3,869,357
                                            ===========   ===========
Weighted Average Shares (Diluted)             4,139,386     3,893,968
                                            ===========   ===========
Cash Dividends per Share                    $       .32   $       .32
                                            ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                  February 28,    November 30,
                                                      2002           2001
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  13,931       $  11,315
  Receivables, Less Allowances of $6,861
    in 2002 and $6,699 in 2001                       129,269         135,963
  Inventories                                         91,719          92,534
  Deferred Income Taxes                               19,242          19,242
  Prepaid Expenses and Other Current Assets            8,947           6,654
                                                   ---------       ---------
    Total Current Assets                             263,108         265,708
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            18,787          18,780
Property, Plant and Equipment, Net                   143,616         145,801
Intangible assets, Net of Accumulated Amortization
  of $7,726 in 2002 and $7,623 in 2001                12,964          13,158
Other Assets                                          42,331          41,633
                                                   ---------       ---------
Total Assets                                       $ 480,806       $ 485,080
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $   1,379       $   4,080
  Current Portion of Long-Term Debt                    8,461           8,597
  Trade Payables                                      43,337          46,703
  Accrued Liabilities                                 40,692          47,486
  Income Taxes Payable                                 4,711           2,352
                                                   ---------       ---------
    Total Current Liabilities                         98,580         109,218
Long-Term Debt, Less Current Portion                 142,384         137,197
Other Long-Term Liabilities                           34,708          34,418
                                                   ---------       ---------
  Total Liabilities                                  275,672         280,833
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,873,007 Shares in 2002 and 2001,
    Net of Treasury Shares                            13,017          13,017
  Additional Paid-In Capital                          20,346          19,457
  Retained Earnings                                  247,938         247,406
  Accumulated Other Comprehensive Loss               (27,508)        (26,974)
  Treasury Stock (1,333,655 Shares
    in 2002 and 2001)                                (48,659)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         205,134         204,247
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 480,806       $ 485,080
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                              (Unaudited)

                                                             Three Months Ended
                                                                February 28,
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  1,771       $  1,580
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             4,408          4,375
     Amortization                                               173            198
     Provision for Deferred Income Taxes                         88            113
     Equity in Earnings of Joint Ventures                      (814)          (999)
     Dividends from Joint Ventures                              825          1,368
     (Gain)/Loss on Sale of Assets                              (34)            56
     Stock Compensation Expense                                 889            675
  Changes in Operating Assets and Liabilities:
     Receivables                                              6,013         18,219
     Inventories                                                984         (5,424)
     Prepaid Expenses and Other Current Assets               (2,348)        (1,315)
     Other Assets                                              (698)        (1,863)
     Trade Payables                                          (3,027)        (1,342)
     Other Current Liabilities                               (4,411)        (7,325)
     Other Long-Term Liabilities                                214            831
                                                           --------       --------
      Net Cash Provided by Operating Activities               4,033          9,147
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           134            109
  Additions to Property, Plant and Equipment                 (2,825)        (6,950)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (2,691)        (6,841)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (2,861)          (402)
  Issuance of Debt                                            5,570          2,418
  Repayment of Debt, Net                                       (130)        (1,900)
  Dividends on Common Stock                                  (1,239)        (1,238)
                                                           --------       --------
      Net Cash Provided By (Used in)
       Financing Activities                                   1,340         (1,122)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   (66)           226
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       2,616          1,410
Cash and Cash Equivalents at Beginning of Period             11,315         11,514
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 13,931       $ 12,924
                                                           ========       ========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                        (In Thousands Except Share Data)

                                   (Unaudited)

Note 1.  Basis Of
  Presentation

Consolidated financial statements for the
  interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries
  (the "Company" or
  "Ameron") at February 28, 2002, and its consolidated results of operations and cash flows for the three months ended February 28, 2002 and
  2001.
  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do
  not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2001.

Note 2.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued two new pronouncements:  SFAS No. 141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets."  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June
30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a material impact on its financial statements.

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
142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 142 is effective for the Company and will be adopted beginning December 1, 2002.  The Company is currently evaluating the impact of adopting SFAS No. 142.

SFAS No. 143, "Accounting for Asset Retirement
Obligations," which becomes effective for the Company on December 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of adopting
SFAS No. 143.

SFAS No. 144, "Impairment or Disposal of Long-Lived
Assets," will become effective for the Company on December 1, 2002.
SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of," and addresses the accounting for a segment of a business accounted for as a discontinued
operation. The Company is currently assessing the impact of adopting SFAS
No. 144.

Note 3.  Inventories

Inventories are stated at the lower of cost
  (principally first-in, first-out) or market. Inventories were comprised of the following:

                                             February 28,         November 30,
                                                 2002                 2001
                                              ----------          -----------
Finished Products                             $   58,528          $    58,397
Products in Process                               13,097               12,053
Materials and Supplies                            20,094               22,084
                                              ----------          -----------
                                              $   91,719          $    92,534
                                              ==========          ===========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                    Three Months Ended
                                        February 28,
                                  ----------------------
                                   2002           2001
                                  -------        -------
Interest Paid                     $ 2,903        $ 3,581

Income Taxes (Refunded) Paid      $(1,577)       $   608

                     Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for by the equity method, were as follows:

                                                     Three Months Ended
                                                        February 28,
                                                  ------------------------
                                                    2002            2001
                                                  --------        --------
Net Sales                                         $ 51,729        $ 52,930

Gross Profit                                      $ 14,927        $ 15,571

Net Income                                        $  7,305        $  6,718

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three months ended December 31, 2001 and 2000 and TAMCO for the three months ended February 28, 2002
  and 2001. Ameron's equity in earnings of joint ventures is included in other income.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and other common stock equivalents, using the treasury stock method.  All outstanding common stock equivalents were dilutive for the three months ended February 28, 2002.  For the three months ended February 28, 2001, options to purchase 224,000 common shares were anti-dilutive.

Following is a reconciliation of the
  weighted average number of shares used in the computation of basic and diluted net income per share:

                                                                 Three Months Ended
                                                                     February 28,
                                                              ---------------------------
                                                                2002               2001
                                                              ---------         ---------
Basic Average Common
   Shares Outstanding                                         3,873,007         3,869,357

Dilutive Effect of
   Common Stock Equivalents                                     266,379            24,611
                                                              ---------         ---------
Diluted Average Common
   Shares Outstanding                                         4,139,386         3,893,968
                                                              =========         =========

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                                       Three Months Ended
                                                                           February 28,
                                                                     -----------------------
                                                                      2002            2001
                                                                     -------         -------
Net Income                                                           $ 1,771         $ 1,580
Foreign Currency Translation
  Adjustment                                                            (554)          2,238

Comprehensive Income from Joint Venture                                   20              --
                                                                     -------         -------
Comprehensive Income                                                 $ 1,237         $ 3,818
                                                                     =======         =======

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                               February 28,       November 30,
                                                                   2002               2001
                                                               ------------       ------------
Fixed-rate unsecured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                        $  41,666          $  41,666
Variable-rate industrial development bonds,
  Payable in 2016 (1.30% at February 28, 2002)                      7,200              7,200
Variable-rate industrial development bonds,
  Payable in 2021 (1.45% at February 28, 2002)                      8,500              8,500
Variable-rate unsecured bank revolving credit
  facilities (2.45% at February 28, 2002)                          90,097             84,910
Variable-rate unsecured bank loan,
  Payable in 2004 (18.67% at February 28, 2002)                     3,254              3,254
Variable-rate unsecured bank loan, payable in
  Euros, with quarterly principal installments
  of approximately $128 (3.97% at February 28, 2002)                  128                264
                                                                ---------          ---------
                                                                  150,845            145,794

  Less Current portion                                             (8,461)            (8,597)
                                                                ---------          ---------
                                                                $ 142,384          $ 137,197
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
  Transmission, and Infrastructure Products. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. Inter-segment sales were not significant. The
Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                                                                 Three Months Ended
                                                                                     February 28,
                                                                             ----------------------------
                                                                               2002               2001
                                                                             ---------          ---------
Sales
 Performance Coatings & Finishes                                             $  38,225          $  42,745
 Fiberglass-Composite Pipe                                                      21,593             23,692
 Water Transmission                                                             33,379             28,098
 Infrastructure Products                                                        27,749             27,518
 Eliminations                                                                     (244)              (448)
                                                                             ---------          ---------
  Total Sales                                                                $ 120,702          $ 121,605
                                                                             =========          =========

Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                                             $    (700)         $     104
 Fiberglass-Composite Pipe                                                       2,402              2,241
 Water Transmission                                                              4,622              3,442
 Infrastructure Products                                                         2,976              3,087
 Corporate & Unallocated                                                        (4,308)            (3,665)
                                                                             ---------          ---------
  Total Income Before Interest
     and Income Taxes                                                        $   4,992          $   5,209
                                                                             =========          =========

                                                                              February 28,       November 30,
                                                                                 2002               2001
                                                                               ---------          ---------
  Assets
   Performance Coatings & Finishes                                             $ 129,306          $ 133,332
   Fiberglass-Composite Pipe                                                     130,687            133,267
   Water Transmission                                                            120,156            123,175
   Infrastructure Products                                                        67,333             65,518
   Corporate & Unallocated                                                       160,173            168,697
   Eliminations                                                                 (126,849)          (138,909)
                                                                               ---------          ---------
    Total Assets                                                               $ 480,806          $ 485,080
                                                                               =========          =========

Note 10.  Commitments
  & Contingencies

An action was filed in 1992 in the U.S. District
Court for the District of Arizona by the Central Arizona Water Conservation District ("CAWCD")
seeking damages against several parties, including the Company and the Company's customer, Peter Kiewit Sons Company ("Kiewit"), in connection with six prestressed concrete pipe siphons furnished and installed in the 1970's as part of the Central Arizona Project ("CAP"), a federal project to bring water from the Colorado River to Arizona. The CAWCD also filed separate actions against the U.S. Bureau of Reclamation ("USBR") in the U.S. Court of Claims and with the Arizona Projects Office of the USBR in connection with the CAP siphons.  The CAWCD alleged that the six CAP siphons were defective and that the USBR and the defendants in the U.S. District
Court action were liable for damages for the repair or replacement of those siphons.  On September 14, 1994, the U.S.
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
The Contracting Officer's final decision was appealed by Kiewit to the U.S.
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

In addition, certain other claims, suits and
complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters, and the matters discussed above, are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position or its results of operations if disposed of unfavorably.

The Company is also subject to federal, state and
local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws.  In the early 1970's, the Company disposed of certain quantities of waste at the Stringfellow Hazardous Waste Site in Riverside County, California,
which is one of several priority sites on the Superfund list established by the
U.S. Environmental Protection Agency.  During 2001 the Company settled the only current action against it in connection with the remediation of that site.  The settlement did not have a material impact on the Company's financial position or its results of operations.  While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position or its results of operations.

The Company is one of numerous defendants in various pending lawsuits brought in the State of Mississippi in the past several months involving 315 individuals alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

  February 28, 2002

INTRODUCTION

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2001 Annual Report on Form 10-K. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended February 28, 2002 the Company generated
  $4.0 million of cash from operating
  activities compared to $9.1 million for the same period in 2001.
  The lower operating cash flow in 2002 came principally from lower receivable collections, partially offset by a decreased buildup in inventories.

Net cash of $2.7 million was used in investing activities for the three months ended February 28, 2002, compared to $6.8 million used in the same period in 2001.  Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and equipment.  Cash used in investing activities in 2001 also included capital expenditures for a new concrete pole plant in Alabama, which was completed in 2001.  Management estimates that capital expenditures during fiscal
  2002
  will be between $15.0 million and $25.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations and additional borrowings.

Net cash provided by financing activities was $1.3 million in 2002, compared with net cash used of $1.1 million in 2001.  The increase resulted from additional net borrowings of $2.6 million, which were used to finance operations, for capital expenditures and for payment of common stock dividends of $1.2 million during the first quarter of 2002.

Cash and cash equivalents at February 28, 2002 totaled $13.9 million, an increase of $2.6 million from November 30, 2001.  At February 28, 2002 the Company had
  total debt outstanding of $152.2 million and approximately $97.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

Management believes that cash flows from operations and current cash balances, together with currently available lines of credit will be sufficient to meet operating requirements in 2002.  Cash available from operations could be affected by any general economic downturn or any downturn or adverse changes in the Company's business, such as loss of customers or significant material price increases.

The Company's contractual obligations and commercial commitments at
  February 28, 2002 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $150,845     $ 8,461   $118,350  $ 8,334    $15,700
Operating Leases                                          42,771       5,014      7,988    4,694     25,075
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $193,616     $13,475   $126,338  $13,028    $40,775
                                                         ==================================================

                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   1 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Line of Credit (a)                                           $ 1,379     $ 1,379    $ --     $ --      $ --
Standby Letters of Credit (c)                                  4,893       4,893      --       --        --
Guarantees (d)                                                 4,692       4,692      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $10,964     $10,964    $ --     $ --      $ --
                                                         ==================================================

(a) Included in long-term debt is $90,097 outstanding under unsecured bank lines supported by a revolving credit facility, due in 2003.  Lines of credit represent short-term borrowings by the Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, or standby repurchase obligations.
(c) Not included are standby letters of credit of $15,700 supporting industrial development bonds and $3,254 supporting a bank loan, which are included in long-term debt.
(d) The Company guarantees bank credit facilities for a joint venture.

RESULTS OF OPERATIONS

Net income totaled $1.8 million, or 43 cents per diluted share, on sales of
  $120.7 million for the first quarter of 2002, compared to earnings of
$1.6 million, or 41 cents per diluted share,
  on sales of $121.6 million for the same period in 2001.

Net income improved due primarily to lower interest
expense and a strong performance by the Water Transmission Group.

Sales of the Water Transmission Group increased $5.3 million in the first quarter of 2002, compared to the same period of 2001.  Sales were higher due to the continued demand for water piping for new developments in
California and Arizona.  Segment income increased $1.2 million in the first quarter of 2002, compared to the same period of 2001, as a result of higher sales. Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue, costs and profit.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The outlook for the Water Transmission Group is positive, due to the strong order backlog and increased bidding activity.

 Sales of the Company's worldwide
  Fiberglass-Composite Pipe Group decreased $2.1 million in the first quarter of 2002,
  compared to the same period of 2001. Sales decreased because of the continued sluggishness in domestic and Asian industrial and fuel-handling markets, as well as softening in the worldwide oilfield market. Segment income increased by $.2 million in the first quarter of 2002, compared to the same period of 2001, despite lower sales, due to cost reduction programs and lower raw material costs.
The outlook for the Fiberglass-Composite Pipe Group is positive due to recent increases in oil prices which should strengthen the demand for fiberglass pipe.

Sales of the Performance
  Coatings & Finishes Group decreased $4.5 million in the first quarter of 2002, compared to the
  same period of 2001.  Sales of high-performance protective coatings declined in both Europe and the U.S. while sales of light-industrial finishes in the U.K., Australia and New Zealand were flat.  Segment income decreased
$.8 million in the first quarter of 2002, compared to the same period of 2001, as a result of lower sales.  The outlook for the Performance Coatings &
Finishes Group is dependent on the timing and strength of the economic recovery.

 Sales of the Infrastructure Products Group
  increased $.2 million in the first quarter of 2002, compared to the same period of 2001.  Segment income decreased by $.1 million for the first quarter of 2002, compared to the same period of
2001.  Hawaiian operations declined slightly due to weather, and sales of pole products increased as low interest rates continued to drive the strong U.S.
housing market.  The outlook for the Infrastructure Products Group appears to be improving due to the pace of military and residential construction in Hawaii.

The Company's gross profit for the three months ended February
28, 2002 was $30.4 million, an increase of $.5 million from 2001, despite a slight decrease in sales.  Gross profit margins for the Company as a whole improved slightly in the first quarter of 2002, compared to the same period in
2001.  Gross profit margins for the Water Transmission Group improved due to higher capacity utilization.  Margins for each of the other segments improved primarily due to changes in mix and lower raw material costs.

Selling, General and Administrative
  expenses were higher in the first quarter of 2002, compared to the same period of
  2001, primarily due to higher insurance
  and benefit costs.

Interest expense was $2.4 million for the three months ended
February 28, 2002, compared with $3.1 million for the same period in 2001.
The lower interest expense resulted primarily from lower interest rates on the Company's variable-rate debt.

The effective tax rate was 32% in the first quarter of 2002, compared to
  28% for
  the same period in 2001. The higher effective tax rate reflected the anticipated mix of income from domestic operations, foreign
  operations and joint ventures.  Income from certain foreign operations and joint ventures is taxed at rates substantially lower than U.S.
  statutory tax rates.

Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's Annual Report on Form 10-K for the year ended November 30, 2001.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
  Company is one of numerous defendants in various pending lawsuits brought in
  the State of         Mississippi in
  the past several months involving 315 individuals alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2.  Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $16.8 million of consolidated retained earnings were not restricted at February 28, 2002.

Item
  6.  Exhibits and Reports on Form 8-K

No form 8-K was filed for the
Company in the first quarter of 2002.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation
Date:
  March 22, 2002

                                             By:   /s/ Gary Wagner
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer