Form 10-Q
period 2002-05-31
AMERON INTERNATIONAL CORP
filed 2002-06-20
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,915,282 on May 31, 2002. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       14

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         14

  Item 2.   Changes in Securities                                     14
  Item 4.   Submission of Matters to a Vote of Security Holders       14

  Item 6.   Exhibits and Reports on Form 8-K                          15

SIGNATURE PAGE                                                     16

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                     May 31,                         May 31,
                                            -------------------------       -------------------------
                                               2002          2001              2002          2001
                                            -----------   -----------       -----------   -----------
Sales                                       $   138,099   $   143,670       $   258,801   $   265,275
Cost of Sales                                  (102,535)     (108,904)         (192,798)     (200,610)
                                            -----------   -----------       -----------   -----------
Gross Profit                                     35,564        34,766            66,003        64,665

Selling, General and
 Administrative Expenses                        (28,138)      (26,943)          (55,376)      (53,441)
Equity in Earnings of Joint Ventures              4,006         2,889             4,820         3,888
Other Income, Net                                 1,294         1,987             2,271         2,796
                                            -----------   -----------       -----------   -----------
Income before Interest
 and Income Taxes                                12,726        12,699            17,718        17,908

Interest Income                                      67            52                85           105
Interest Expense                                 (1,672)       (2,925)           (4,078)       (5,993)
                                            -----------   -----------       -----------   -----------
Income before Income Taxes                       11,121         9,826            13,725        12,020

Provision for Income Taxes                       (3,559)       (2,752)           (4,392)       (3,366)
                                            -----------   -----------       -----------   -----------
Net Income                                  $     7,562   $     7,074       $     9,333   $     8,654
                                            ===========   ===========       ===========   ===========
Net Income per Share (Basic)                $      1.95   $      1.83       $      2.41   $      2.24
                                            ===========   ===========       ===========   ===========
Net Income per Share (Diluted)              $      1.82   $      1.78       $      2.25   $      2.20
                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Basic)               3,874,345     3,870,107         3,873,676     3,869,732
                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Diluted)             4,165,128     3,963,523         4,152,257     3,928,746
                                            ===========   ===========       ===========   ===========
Cash Dividends per Share                    $       .32   $       .32       $       .64   $       .64
                                            ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                     May 31,      November 30,
                                                      2002           2001
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $   7,293       $  11,315
  Receivables, Less Allowances of $7,232
    in 2002 and $6,699 in 2001                       141,313         135,963
  Inventories                                         90,624          92,534
  Deferred Income Taxes                               19,242          19,242
  Prepaid Expenses and Other Current Assets            7,724           6,654
                                                   ---------       ---------
    Total Current Assets                             266,196         265,708
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            20,012          18,780
Property, Plant and Equipment, Net                   144,582         145,801
Intangible assets, Net of Accumulated Amortization
  of $8,107 in 2002 and $7,623 in 2001                13,071          13,158
Other Assets                                          41,847          41,633
                                                   ---------       ---------
Total Assets                                       $ 485,708       $ 485,080
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $   1,292       $   4,080
  Current Portion of Long-Term Debt                  100,757           8,597
  Trade Payables                                      38,872          46,703
  Accrued Liabilities                                 44,279          47,486
  Income Taxes Payable                                 1,657           2,352
                                                   ---------       ---------
    Total Current Liabilities                        186,857         109,218
Long-Term Debt, Less Current Portion                  52,288         137,197
Other Long-Term Liabilities                           29,728          34,418
                                                   ---------       ---------
  Total Liabilities                                  268,873         280,833
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,915,282 Shares in 2002 and 3,873,007
    in 2001, Net of Treasury Shares                   13,122          13,017
  Additional Paid-In Capital                          20,887          19,457
  Retained Earnings                                  254,248         247,406
  Accumulated Other Comprehensive Loss               (22,763)        (26,974)
  Treasury Stock (1,333,655 Shares
    in 2002 and 2001)                                (48,659)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         216,835         204,247
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 485,708       $ 485,080
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                              (Unaudited)

                                                              Six Months Ended
                                                                   May 31,
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  9,333       $  8,654
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             8,915          8,815
     Amortization                                               329            561
     Provision for Deferred Income Taxes                      1,598            210
     Equity in Earnings of Joint Ventures                    (4,820)        (3,888)
     Dividends from Joint Ventures                            4,125          4,230
     Gain from Sale of Assets                                   (57)            --
     Stock Compensation Expense                               1,433          1,252
  Changes in Operating Assets and Liabilities:
     Receivables                                             (3,580)           536
     Inventories                                              3,130         (6,513)
     Prepaid Expenses and Other Current Assets                 (971)          (351)
     Other Assets                                              (214)        (3,844)
     Trade Payables                                          (8,504)         5,392
     Other Current Liabilities                               (4,304)        (8,729)
     Other Long-Term Liabilities                             (6,246)         1,986
                                                           --------       --------
      Net Cash Provided by
       Operating Activities                                     167          8,311
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           232            221
  Additions to Property, Plant and Equipment                 (6,079)       (12,467)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (5,847)       (12,246)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (3,194)           364
  Issuance of Debt                                            7,040          8,617
  Repayment of Debt, Net                                         --           (273)
  Dividends on Common Stock                                  (2,491)        (2,477)
  Issuance of Common Stock                                      102            111
  Purchase of Treasury Stock                                     --             13
                                                           --------       --------
      Net Cash Provided By Financing Activities               1,457          6,355
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   201           (100)
                                                           --------       --------
Net Change in Cash and Cash Equivalents                      (4,022)         2,320
Cash and Cash Equivalents at Beginning of Period             11,315         11,514
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $  7,293       $ 13,834
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
  "Ameron") at May 31, 2002, and its consolidated results of operations and cash flows for the three and six months ended May 31, 2002 and
  2001.
  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do
  not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2001 ("2001 Annual Report").

Note 2.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142,
"Goodwill and Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No.
142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. SFAS No. 142 is effective for the Company and will be adopted beginning December 1, 2002.  The Company is currently evaluating the impact of adopting SFAS No. 142.

SFAS No. 143, "Accounting for Asset Retirement
Obligations," which becomes effective for the Company on December 1, 2002, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. SFAS No. 143 requires that the fair value of the liability for an asset retirement obligation be recorded when incurred. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of adopting
SFAS No. 143.

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

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Inventories were comprised of the following:

                                                            May 31,      November 30,
                                                             2002           2001
                                                           ---------      ---------
Finished Products                                          $  56,824      $  58,397
Materials and Supplies                                        20,788         22,084
Products in Process                                           13,012         12,053
                                                           ---------      ---------
                                                           $  90,624      $  92,534
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                             Six Months Ended
                                                                  May 31,
                                                         ------------------------
                                                           2002            2001
                                                         ---------      ---------
Interest Paid                                            $   3,842      $   6,065

Income Taxes Paid                                        $   3,592      $   3,850

                     Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for by the equity method, were as follows:

                               Three Months Ended               Six Months Ended
                                    May 31,                          May 31,
                            ------------------------        ------------------------
                              2002            2001            2002            2001
                            ---------      ---------        ---------      ---------
Net Sales                   $  52,105      $  57,958        $ 103,834      $ 110,888

Gross Profit                $  13,476      $  14,025        $  28,403      $  29,596

Net Income                  $   6,137      $   7,150        $  13,442      $  13,868

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three and six months ended March 31, 2002 and 2001 and TAMCO for the three and six months ended May 31, 2002
  and 2001.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted average number of common shares outstanding during the periods presented. Common shares outstanding includes 40,000 restricted shares issued during the quarter ended May 31, 2002.  Unvested restricted shares that are forfeitable are excluded from
the basic share calculation.   Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and other common stock equivalents, using the treasury stock method.  All outstanding common stock equivalents were dilutive for the three months ended May 31, 2002, while options to purchase
10,500 common shares were anti-dilutive for the six months ended May 31, 2002.
For the
three and six months ended
May 31, 2001, options to purchase 116,000 common shares were anti-dilutive.

Following is a reconciliation of the
  weighted average number of shares used in the computation of basic and diluted net income per share:

                                                  Three Months Ended              Six Months Ended
                                                       May 31,                         May 31,
                                              ------------------------        ------------------------
                                                2002           2001             2002           2001
                                              ---------      ---------        ---------      ---------
Basic Average Common
   Shares Outstanding                         3,874,345      3,870,107        3,873,676      3,869,732

Dilutive Effect of
   Common Stock Equivalents                     290,783         93,416          278,581         59,014
                                              ---------      ---------        ---------      ---------
Diluted Average Common
   Shares Outstanding                         4,165,128      3,963,523        4,152,257      3,928,746
                                              =========      =========        =========      =========

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                  Three Months Ended               Six Months Ended
                                                       May 31,                         May 31,
                                              ------------------------        ------------------------
                                                2002           2001             2002           2001
                                              ---------      ---------        ---------      ---------
Net Income                                    $   7,562      $   7,074        $   9,333      $   8,654
Foreign Currency Translation
  Adjustment                                      4,228         (4,443)           3,674         (2,204)
Comprehensive Income from Joint Venture             517             --              537             --
                                              ---------      ---------        ---------      ---------
Comprehensive Income                          $  12,307      $   2,631        $  13,544      $   6,450
                                              =========      =========        =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                            May 31,        November 30,
                                                                             2002             2001
                                                                           ---------        ---------
Fixed-rate unsecured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                                   $  41,666        $  41,666
Variable-rate industrial development bonds,
  Payable in 2016 (1.55% at May 31, 2002)                                      7,200            7,200
Variable-rate industrial development bonds,
  Payable in 2021 (1.70% at May 31, 2002)                                      8,500            8,500
Variable-rate unsecured bank revolving credit
  facilities; payable in 2003 (2.54% at May 31, 2002)                         92,424           84,910
Variable-rate unsecured bank loan,
  Payable in 2004 (18.67% at May 31, 2002)                                     3,255            3,254
Variable-rate unsecured bank loan, payable
  in Euros                                                                        --              264
                                                                           ---------        ---------
                                                                             153,045          145,794

  Less Current portion                                                      (100,757)          (8,597)
                                                                           ---------        ---------
                                                                           $  52,288        $ 137,197
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

                                                        Three Months Ended               Six Months Ended
                                                              May 31,                         May 31,
                                                      -----------------------        ------------------------
                                                        2002          2001             2002           2001
                                                      ---------     ---------        ---------      ---------
Sales
 Performance Coatings & Finishes                      $  48,691     $  51,799        $  86,916      $  94,544
 Fiberglass-Composite Pipe                               19,633        30,450           41,226         54,142
 Water Transmission                                      40,500        33,654           73,879         61,752
 Infrastructure Products                                 29,551        27,962           57,300         55,480
 Eliminations                                              (276)         (195)            (520)          (643)
                                                      ---------     ---------        ---------      ---------
  Total Sales                                         $ 138,099     $ 143,670        $ 258,801      $ 265,275
                                                      =========     =========        =========      =========

Income Before Interest
   and Income Taxes
 Performance Coatings & Finishes                      $   2,916     $   4,277        $  2,216       $   4,381
 Fiberglass-Composite Pipe                                2,981         5,291           5,383           7,532
 Water Transmission                                       7,381         4,329          12,003           7,771
 Infrastructure Products                                  3,620         2,663           6,596           5,750
 Corporate & Unallocated                                 (4,172)       (3,861)         (8,480)         (7,526)
                                                      ---------     ---------        ---------      ---------
  Total Income Before Interest
     and Income Taxes                                 $  12,726     $  12,699        $ 17,718       $  17,908
                                                      =========     =========        =========      =========

                                                                                      May 31,      November 30,
                                                                                       2002           2001
                                                                                     ---------      ---------
  Assets
   Performance Coatings & Finishes                                                   $ 135,661      $ 133,332
   Fiberglass-Composite Pipe                                                           131,284        133,267
   Water Transmission                                                                  120,862        123,175
   Infrastructure Products                                                              70,971         65,518
   Corporate & Unallocated                                                             154,240        168,697
   Eliminations                                                                       (127,310)      (138,909)
                                                                                     ---------      ---------
    Total Assets                                                                     $ 485,708      $ 485,080
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

The Company is one of numerous defendants in various pending lawsuits involving 1,588 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

  May 31, 2002

INTRODUCTION

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2001 Annual Report. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Liquidity and Capital Resources and
Results of Operations are based upon the  Company's Consolidated Financial Statements, which have been prepared in accordance with accounting
principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the

basis for making judgments about
the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

The Company's significant accounting policies are disclosed in Note 1 of
Notes to Consolidated Financial Statements in the Company's 2001 Annual
Report.  Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized primarily at the time goods are shipped.  Revenue is recognized for the Water Transmission Group primarily under the percentage of completion method or, in some cases, at shipment.  Revenue under the percentage of completion method is subject to a greater level of estimation, which affects the timing of revenue, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

The Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations and from which no current or future benefit is anticipated.  The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.  The estimated liability of the Company is not discounted or reduced for possible recoveries from insurance carriers.

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out (FIFO) method.  Certain steel inventories are valued using the last-in, first-out (LIFO) method.
Reserves are established for excess, obsolete and rework inventories based on estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally 3 to
40 years.

Investments in joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's  equity in undistributed earnings or losses since acquisition.  Reserves are provided where management determines that a portion of the investment or earnings are estimated not to be realizable.

All long-lived assets, including property, plant and equipment, long-term investments, goodwill and other intangible assets are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related assets to estimated fair value.

The Company is self insured for losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and historical experience.

Defined benefit pension plans and postretirement health care and life insurance benefits require estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each covered employee works.  To record these net assets and obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates.  Management along with third-party actuaries review all of these assumptions on an ongoing basis to ensure that the most recent information available is being considered.

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates  applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  Quarterly income taxes are estimated based on the mix of income by jurisdiction forecasted for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 2002, the Company generated $0.2 million of cash in operating
  activities compared to $8.3 million generated from operations for the same period in 2001.
  The lower operating cash flow in 2002 was due principally to higher working capital requirements, associated with higher receivables, lower inventories and lower current liabilities, as well as, payments of long-term liabilities associated with employee benefit programs.

Net cash of $5.8 million was used in investing activities for the six months ended May 31, 2002, compared to $12.2 million

 used in the same
  period in 2001.  Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and equipment.  Cash used in investing activities in 2001 also included capital expenditures for a new concrete pole plant in Alabama.  Management estimates that capital expenditures during fiscal
  2002
  will be between $15.0 million and $25.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations and additional borrowings.

Net cash provided by financing activities was $1.5 million in 2002, compared with $6.4 million in 2001.  Net borrowings of
$3.8 million in 2002 were used to finance operations, for capital expenditures and for payment of common stock dividends of $2.5 million.

Cash and cash equivalents at May 31, 2002 totaled $7.3 million, a decrease of
  $4.0 million from November 30, 2001.  At May 31, 2002 the Company had total debt outstanding of $154.3 million and approximately $96.8 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company is currently negotiating with its banks to obtain a new revolving credit facility to replace the Company's principal bank facility, a $150 million revolving credit facility of which $80 million was utilized as of May 31, 2002.  The
  Company is able to borrow under the existing facility through April 3, 2003.

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
  The availability of credit could also affect the Company's ability to fund operations.

The Company's contractual obligations and commercial commitments at May 31, 2002 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $153,045    $100,757   $ 28,254  $ 8,334    $15,700
Operating Leases                                          42,587       4,986      7,818    4,430     25,353
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $195,632    $105,743   $ 36,072  $12,764    $41,053
                                                         ==================================================
                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   1 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Line of Credit (a)                                           $ 1,292     $ 1,292    $ --     $ --      $ --
Standby Letters of Credit (c)                                  2,975       2,975      --       --        --
Guarantees (d)                                                 4,692       4,692      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $ 8,959     $ 8,959    $ --     $ --      $ --
                                                         ==================================================

(a) Included in long-term debt is $92,424 outstanding under unsecured bank lines supported by a revolving credit facility, due in April, 2003.  Lines of credit represent short-term borrowings by the Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, or standby repurchase obligations.
(c) Not included are standby letters of credit of $15,700 supporting industrial development bonds and $3,255 supporting a bank loan, which are included in long-term debt.
(d) The Company guarantees bank credit facilities for a joint venture.

RESULTS OF OPERATIONS

Net income totaled $7.6 million, or $1.82 per diluted share, on sales of
$138.1 million for the second quarter of 2002, compared to earnings of $7.1 million, or
$1.78 per diluted share,
  on sales of $143.7 million for the same period in 2001. Sales improvements by both the Water Transmission and Infrastructure Products businesses were not sufficient to offset declines by the Performance Coatings
& Finishes Group and, to a greater extent, the Fiberglass-Composite Pipe
Group.  The slight, overall improvement in net income came principally from higher operating margins, higher equity income and lower interest expense.

Net income totaled $9.3 million, or $2.25 per diluted share, on sales of $258.8 million for the six months ended May 31, 2002, compared to earnings of $8.7 million, or $2.20 per diluted share, on sales of $265.3 million for the same period in 2001.  Improvements by the
Water Transmission Group and the Infrastructure Products Group offset lower results from the Performance Coatings & Finishes Group and the
Fiberglass-Composite Pipe Group.  The overall improvement in net income came primarily from higher operating margins, higher equity income and lower interest expense.

Sales of the Water Transmission Group increased $6.8 million in the second quarter and $12.1 million in the six months ended May 31, 2002, compared to the same periods of 2001.  Sales were higher due to the continued demand for water and waste water piping in
California and Arizona.  Segment income increased $3.1 million in the second quarter and $4.2 million in the six months ended May 31, 2002, compared to the same periods of 2001, as a result of higher sales and improved product mix.  The outlook for the Water Transmission Group is positive, due to the strong order backlog.  During the second quarter, the Water Transmission Group was awarded a $57 million contract for the fabrication of steel pilings for the San Francisco/Oakland Bay Bridge.  Ameron's share of the project will extend through the end of 2003.

 Sales of the Company's worldwide
  Fiberglass-Composite Pipe Group decreased $10.8 million in the second quarter and $12.9 million in the six months ended May 31, 2002,
  compared to the same periods of 2001. Sales decreased because of the continued sluggishness in domestic and European industrial and fuel-handling markets, as well as softening in the worldwide oilfield market. Demand for oilfield piping decreased dramatically during the second quarter because of uncertainty regarding the sustainability of oil prices.  Additionally, Ameron's U.S.
industrial business completed deliveries of a large water pipeline for a project in California during 2001.  Segment income
decreased by $2.3 million
  in the second quarter and $2.1 million in the six months ended May 31, 2002, compared to the same periods of 2001, due to lower sales.
The near-term outlook for the Fiberglass-Composite Pipe Group remains uncertain;
however, increased activity in Asian markets should offset the current slowdown in markets served by Ameron's U.S. and European operations.

Sales of the Performance
  Coatings & Finishes Group decreased $3.1 million in the second quarter and $7.6 million in the six months ended May 31, 2002, compared to the same periods of 2001.  Sales of high-performance protective coatings declined in both Europe and the U.S. while sales of light-industrial finishes in the U.K., Australia and New Zealand were flat in the first quarter and higher in the second quarter.  Segment income decreased $1.4 million in the second quarter and $2.2 million in the six months ended May 31, 2002, compared to the same periods of 2001, as a result of lower sales.  The outlook for the Performance Coatings &
Finishes Group is dependent on the timing and strength of the economic recovery and improvements in the markets for high performance coatings.

 Sales of the Infrastructure Products Group
  increased $1.6 million in the second quarter and $1.8 million in the six months ended May 31, 2002, compared to the same
periods of 2001.  Segment income increased by $1.0 million for the second quarter and $.8 million in the six months ended May 31, 2002, compared to the same periods of
2001 as a result of improved Hawaiian operations. Sales of
pole products increased as low interest rates continued to drive the strong U.S.
housing market.  The outlook for the Infrastructure Products Group appears to be improving due to the pace of military and residential construction in Hawaii.

The Company's gross profit increased $.8 million for the second quarter and $1.3 million in the six months ended May 31, 2002,  despite reduced sales.  Gross profit margins for the Company as a whole improved slightly in both the second quarter and six months ended May 31, 2002, compared to the same periods in
2001 primarily due to improved project and product mix within the Water Transmission and Fiberglass-Composite Pipe Groups and lower raw material prices for both the Fiberglass-Composite Pipe and
Performance Coatings & Finishes Groups.

Selling, General and Administrative
  expenses were slightly higher in the second quarter and six months ended May 31, 2002, compared to the same periods of
  2001, primarily due to higher insurance
  and benefit costs.

Interest expense decreased $1.3 million for the second quarter and $1.9 million in the six months ended May 31, 2002, compared to the same periods in 2001.
The lower interest expense resulted primarily from lower interest rates on the Company's variable-rate debt.

The effective tax rate was 32% in the second quarter and six months ended May 31, 2002, compared to
  28% for
  the same periods in 2001. The higher effective tax rate reflected the anticipated mix of income from domestic operations, foreign operations and joint ventures.  Income from certain foreign operations and joint ventures is taxed at rates substantially lower than U.S.
  statutory tax rates.

Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2001 Annual Report.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The Company is one of numerous defendants in various pending lawsuits involving 1,588 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $23.0 million of consolidated retained earnings were not restricted at May 31, 2002.

Item
  4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on March 20,
  2002.  Represented at the meeting, in person or by proxy, were 3,650,598 shares of common stock
  (94.3% of the total shares outstanding).  Stockholders voted on the following matters at this meeting:

1.     Election
of Directors

The two nominees named in the
  Company's proxy statement, Messrs. Foss and Marlen, having received the greatest number of votes cast, were re-elected to serve for another term with each

 receiving not less than 3,287,248 votes on a cumulative basis.
Other
  directors whose terms of office continued after the meeting are:  Peter
  K. Barker, J. Michael Hagan, Terry L. Haines, John F. King, Alan L. Ockene and
  John E. Peppercorn.

2.     Proposal
  to Ratify the Appointment of Auditors

3,542,055 shares (97.0% of the
  shares represented at the meeting and 91.5% of the shares outstanding) voted in favor of the proposal to ratify the appointment of Deloitte & Touche
  LLP as independent public accountants of the Company for fiscal year
  2002.  Of the shares represented at the meeting, 95,048 shares (2.6%)
  voted against the proposal.

Item
  6.  Exhibits and Reports on Form 8-K

A form 8-K was filed on May 7, 2002 to report,
  under Item 5, the award of a $57 million contract for supply of steel pilings for the San
  Francisco/Oakland Bay Bridge.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation
Date:
  June 20, 2002

                                             By:   /s/ Gary Wagner
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer