Form 10-Q
period 2002-08-31
AMERON INTERNATIONAL CORP
filed 2002-09-27
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,943,912 on August 31, 2002. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            10

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       14
  Item 4.   Controls and Procedures                                   14

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         14

  Item 2.   Changes in Securities                                     14
  Item 6.   Exhibits and Reports on Form 8-K                          15

SIGNATURE PAGE                                                        16
CERTIFICATIONS                                                     17

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                                   August 31,                       August 31,
                                            -------------------------       -------------------------
                                               2002          2001              2002          2001
                                            -----------   -----------       -----------   -----------
Sales                                       $   138,813   $   144,864       $   397,614   $   410,139
Cost of Sales                                  (102,260)     (108,354)         (295,058)     (308,964)
                                            -----------   -----------       -----------   -----------
Gross Profit                                     36,553        36,510           102,556       101,175

Selling, General and
 Administrative Expenses                        (25,312)      (23,906)          (80,688)      (77,347)
Equity in Earnings of Joint Ventures              4,192         1,114             9,012         5,002
Other (Expense) Income, Net                        (143)          390             2,128         3,186
                                            -----------   -----------       -----------   -----------
Income before Interest
 and Income Taxes                                15,290        14,108            33,008        32,016

Interest Income                                      50            51               135           156
Interest Expense                                 (1,726)       (2,535)           (5,804)       (8,528)
                                            -----------   -----------       -----------   -----------
Income before Income Taxes                       13,614        11,624            27,339        23,644

Provision for Income Taxes                       (4,903)       (3,254)           (9,295)       (6,620)
                                            -----------   -----------       -----------   -----------
Net Income                                  $     8,711   $     8,370       $    18,044   $    17,024
                                            ===========   ===========       ===========   ===========
Net Income per Share (Basic)                $      2.24   $      2.16       $      4.65   $      4.40
                                            ===========   ===========       ===========   ===========
Net Income per Share (Diluted)              $      2.12   $      2.09       $      4.36   $      4.30
                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Basic)               3,892,507     3,872,907         3,879,953     3,870,790
                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Diluted)             4,114,537     4,014,293         4,139,684     3,957,261
                                            ===========   ===========       ===========   ===========
Cash Dividends per Share                    $       .32   $       .32       $       .96   $       .96
                                            ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                   August 31,     November 30,
                                                      2002           2001
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  10,356       $  11,315
  Receivables, Less Allowances of $7,069
    in 2002 and $6,699 in 2001                       132,137         135,963
  Inventories                                         85,289          92,534
  Deferred Income Taxes                               19,242          19,242
  Prepaid Expenses and Other Current Assets            8,199           6,654
                                                   ---------       ---------
    Total Current Assets                             255,223         265,708
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            19,949          18,780
Property, Plant and Equipment, Net                   145,621         145,801
Intangible assets, Net of Accumulated Amortization
  of $8,380 in 2002 and $7,623 in 2001                13,069          13,158
Other Assets                                          42,442          41,633
                                                   ---------       ---------
Total Assets                                       $ 476,304       $ 485,080
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $   1,206       $   4,080
  Current Portion of Long-Term Debt                   71,758           8,597
  Trade Payables                                      43,279          46,703
  Accrued Liabilities                                 47,761          47,486
  Income Taxes Payable                                 4,653           2,352
                                                   ---------       ---------
    Total Current Liabilities                        168,657         109,218
Long-Term Debt, Less Current Portion                  52,120         137,197
Other Long-Term Liabilities                           28,968          34,418
                                                   ---------       ---------
  Total Liabilities                                  249,745         280,833
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,943,912 Shares in 2002 and 3,873,007
    in 2001, Net of Treasury Shares                   13,194          13,017
  Additional Paid-In Capital                          21,099          19,457
  Retained Earnings                                  261,696         247,406
  Accumulated Other Comprehensive Loss               (20,771)        (26,974)
  Treasury Stock (1,333,655 Shares
    in 2002 and 2001)                                (48,659)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         226,559         204,247
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 476,304       $ 485,080
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                              (Unaudited)

                                                              Nine Months Ended
                                                                  August 31,
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $ 18,044       $ 17,024
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                            13,372         13,288
     Amortization                                               419            631
     Provision for Deferred Income Taxes                      1,611          3,561
     Equity in Earnings of Joint Ventures                    (9,012)        (5,002)
     Dividends from Joint Ventures                            8,598          4,368
     Gain from Sale of Assets                                   (70)           (25)
     Stock Compensation Expense                                 540          1,451
  Changes in Operating Assets and Liabilities:
     Receivables                                              6,976          1,062
     Inventories                                              7,875        (10,163)
     Prepaid Expenses and Other Current Assets               (1,373)        (1,179)
     Other Assets                                              (880)        (6,234)
     Trade Payables                                          (4,541)          (441)
     Other Current Liabilities                                2,247        (12,114)
     Other Long-Term Liabilities                             (7,027)         2,960
                                                           --------       --------
      Net Cash Provided by
       Operating Activities                                  36,779          9,187
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           370            830
  Additions to Property, Plant and Equipment                (10,570)      (15,593)
                                                           --------       --------
      Net Cash Used in Investing Activities                 (10,200)      (14,763)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (3,165)          (503)
  Issuance of Debt                                              785          9,583
  Repayment of Debt, Net                                    (22,600)          (398)
  Dividends on Common Stock                                  (3,754)        (3,716)
  Issuance of Common Stock                                    1,279            130
  Purchase of Treasury Stock                                     --             13
                                                           --------       --------
      Net Cash (Used in) Provided By Financing Activities   (27,455)         5,109
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   (83)           149
                                                           --------       --------
Net Change in Cash and Cash Equivalents                        (959)          (318)
Cash and Cash Equivalents at Beginning of Period             11,315         11,514
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 10,356       $ 11,196
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
  "Ameron") at August 31, 2002, and its consolidated results of operations and cash flows for the three and nine months ended August 31, 2002 and
  2001.
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

Note 2.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 142,
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

                                                           August 31,    November 30,
                                                              2002          2001
                                                           ---------      ---------
Finished Products                                          $  52,526      $  58,397
Materials and Supplies                                        22,061         22,084
Products in Process                                           10,702         12,053
                                                           ---------      ---------
                                                           $  85,289      $  92,534
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                            Nine Months Ended
                                                                August 31,
                                                         ------------------------
                                                           2002            2001
                                                         ---------      ---------
Interest Paid                                            $   4,705      $   7,831

Income Taxes Paid                                        $   5,214      $   7,523

                     Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for by the equity method, were as follows:

                               Three Months Ended              Nine Months Ended
                                   August 31,                      August 31,
                            ------------------------        ------------------------
                              2002            2001            2002            2001
                            ---------      ---------        ---------      ---------
Net Sales                   $  54,647      $  57,402        $ 158,481      $ 168,290

Gross Profit                $  10,972      $  13,756        $  39,375      $  43,352

Net Income                  $   4,365      $   6,977        $  17,807      $  20,845

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three and nine months ended June 30, 2002 and 2001 and TAMCO for the three and nine months ended August 31, 2002
  and 2001.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted average number of common shares outstanding during the periods presented. Common shares outstanding includes 40,000 restricted shares.  Unvested restricted shares
that are forfeitable are excluded from
the basic share calculation.   Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and other common stock equivalents, using the treasury stock method.  For the three and nine months ended August
31, 2002, options to purchase 10,500 common shares were anti-dilutive.  All outstanding common stock equivalents were dilutive for the three months ended August 31, 2001, while options to purchase
74,500 common shares were anti-dilutive for the nine months ended August 31,
2001.

Following is a reconciliation of the
  weighted average number of shares used in the computation of basic and diluted net income per share:

                                                  Three Months Ended             Nine Months Ended
                                                      August 31,                     August 31,
                                              ------------------------        ------------------------
                                                2002           2001             2002           2001
                                              ---------      ---------        ---------      ---------
Basic Average Common
   Shares Outstanding                         3,892,507      3,872,907        3,879,953      3,870,790

Dilutive Effect of
   Common Stock Equivalents                     222,030        141,386          259,731         86,471
                                              ---------      ---------        ---------      ---------
Diluted Average Common
   Shares                                     4,114,537      4,014,293        4,139,684      3,957,261
                                              =========      =========        =========      =========

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                  Three Months Ended              Nine Months Ended
                                                      August 31,                      August 31,
                                              ------------------------        ------------------------
                                                2002           2001             2002           2001
                                              ---------      ---------        ---------      ---------
Net Income                                    $   8,711      $   8,370        $  18,044      $  17,024
Foreign Currency Translation
  Adjustment                                      1,774          4,407            5,448          2,203
Comprehensive Income from Joint Venture             218             --              755             --
                                              ---------      ---------        ---------      ---------
Comprehensive Income                          $  10,703      $  12,777        $  24,247      $  19,227
                                              =========      =========        =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                           August 31,      November 30,
                                                                             2002             2001
                                                                           ---------        ---------
Fixed-rate unsecured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                                   $  41,666        $  41,666
Variable-rate industrial development bonds,
  Payable in 2016 (1.55% at August 31, 2002)                                   7,200            7,200
Variable-rate industrial development bonds,
  Payable in 2021 (1.70% at August 31, 2002)                                   8,500            8,500
Variable-rate unsecured bank revolving credit
  facilities; payable in 2003 (2.58% at August 31, 2002)                      63,425           84,910
Variable-rate unsecured bank loan,
  Payable in 2004 (16.08% at August 31, 2002)                                  3,087            3,254
Variable-rate unsecured bank loan, payable
  in Euros                                                                        --              264
                                                                           ---------        ---------
Total long-term debt                                                         123,878          145,794

  Less current portion                                                       (71,758)          (8,597)
                                                                           ---------        ---------
Long-term debt, less current portion                                       $  52,120        $ 137,197
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

                                                        Three Months Ended               Nine Months Ended
                                                             August 31,                      August 31,
                                                      -----------------------        ------------------------
                                                        2002          2001             2002           2001
                                                      ---------     ---------        ---------      ---------
Sales
 Performance Coatings & Finishes                      $  47,409     $  49,362        $ 134,325      $ 143,906
 Fiberglass-Composite Pipe                               22,705        29,038           63,931         83,180
 Water Transmission                                      34,296        36,980          108,175         98,732
 Infrastructure Products                                 34,582        29,489           91,882         84,969
 Eliminations                                              (179)           (5)            (699)          (648)
                                                      ---------     ---------        ---------      ---------
  Total Sales                                         $ 138,813     $ 144,864        $ 397,614      $ 410,139
                                                      =========     =========        =========      =========

Income Before Interest
   and Income Taxes
 Performance Coatings & Finishes                      $   2,912     $   3,383        $  5,128       $   7,764
 Fiberglass-Composite Pipe                                1,989         2,229           7,372           9,761
 Water Transmission                                       9,285         7,173          21,288          14,944
 Infrastructure Products                                  4,750         3,020          11,346           8,770
 Corporate & Unallocated                                 (3,646)       (1,697)        (12,126)         (9,223)
                                                      ---------     ---------        ---------      ---------
  Total Income Before Interest
     and Income Taxes                                 $  15,290     $  14,108        $ 33,008       $  32,016
                                                      =========     =========        =========      =========

                                                                                     August 31,    November 30,
                                                                                       2002           2001
                                                                                     ---------      ---------
  Assets
   Performance Coatings & Finishes                                                   $ 135,756      $ 133,332
   Fiberglass-Composite Pipe                                                           136,989        133,267
   Water Transmission                                                                  110,883        123,175
   Infrastructure Products                                                              72,417         65,518
   Corporate & Unallocated                                                             153,953        168,697
   Eliminations                                                                       (133,694)      (138,909)
                                                                                     ---------      ---------
    Total Assets                                                                     $ 476,304      $ 485,080
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

The Company is one of numerous defendants in various pending lawsuits involving 4,093 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

  August 31, 2002

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

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized primarily at the time goods are shipped.  Revenue is recognized for the Water Transmission Group primarily under the percentage of completion method or, in some cases, at shipment or at the time the goods are inspected and accepted by the customer.  Revenue under the percentage of completion method is subject to a greater level of estimation, which affects the timing of revenue, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

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
Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally 3 to
40 years.

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

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and historical experience.

Defined benefit pension plans and postretirement health care and life insurance benefits require estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each covered employee works.  To record these net assets and obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates.  Management along with third-party actuaries review all of these assumptions on an ongoing basis.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended August 31, 2002, the Company generated $36.8 million of cash from operating
  activities compared to $9.2 million generated from operations for the same period in 2001.
  The higher operating cash flow in 2002 was due principally to higher income and lower working capital requirements, primarily lower receivables and lower  inventories.

Net cash of $10.2 million was used in investing activities for the nine months ended
August 31, 2002, compared to $14.8 million used in the same
  period in 2001.  Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and equipment.  Cash used in investing activities in 2001 also included capital expenditures for a new concrete pole plant in Alabama.  Management estimates that capital expenditures during fiscal
  2002
  will be between $13.0 million and $18.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations and additional borrowings.

Net cash used in financing activities was $27.5 million in 2002, compared to
$5.1 million provided by financing activities in 2001.  During 2002, $25.0 million was used to repay debt, and $3.8 million was used for payment of common stock dividends.
In 2002, $1.3 million was received from the issuance of common stock related to the exercise of stock options.

Cash and cash equivalents at August 31, 2002 totaled $10.4 million, a decrease of
  $1.0 million from November 30, 2001.  At August 31, 2002, the Company had total debt outstanding of $125.1 million and approximately $127 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company is currently negotiating with its banks to obtain a new revolving credit facility to replace the Company's principal bank facility, a $150 million revolving credit facility of which $51 million was utilized as of August 31, 2002.  The
  Company is able to borrow under the existing facility through April 3, 2003.

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

The Company's contractual obligations and commercial commitments at August 31, 2002 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $123,878    $ 71,758   $ 28,086  $ 8,334    $15,700
Operating Leases                                          41,383       5,085      7,218    4,158     24,922
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $165,261    $ 76,843   $ 35,304  $12,492    $40,622
                                                         ==================================================
                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   1 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Line of Credit (a)                                           $ 1,206     $ 1,206    $ --     $ --      $ --
Standby Letters of Credit (c)                                  1,664       1,664      --       --        --
Guarantees (d)                                                 4,692       4,692      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $ 7,562     $ 7,562    $ --     $ --      $ --
                                                         ==================================================

(a) Included in long-term debt is $63,425 outstanding under unsecured bank lines supported by a revolving credit facility, due in April, 2003.  Lines of credit represent short-term borrowings by the Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, or standby repurchase obligations.
(c) Not included are standby letters of credit of $15,700 supporting industrial development bonds and $3,087 supporting a bank loan, which are included in long-term debt.
(d) The Company guarantees bank credit facilities for a joint venture.

RESULTS OF OPERATIONS

Net income totaled $8.7 million, or $2.12 per diluted share, on sales of
$138.8 million for the third quarter of 2002, compared to earnings of $8.4 million, or
$2.09 per diluted share,
  on sales of $144.9 million for the same period in 2001. All operating groups, except Infrastructure Products Group, had lower sales.  The slight, overall improvement in net income came principally from higher operating margins, higher equity income and lower interest expense.

Net income totaled $18.0 million, or $4.36 per diluted share, on sales of $397.6 million for the nine months ended August 31, 2002, compared to earnings of $17.0 million, or $4.30 per diluted share, on sales of $410.1 million for the same period in 2001.  Higher segment income from the
Water Transmission Group and the Infrastructure Products Group offset lower segment income from the Performance Coatings & Finishes Group and the
Fiberglass-Composite Pipe Group.  The overall improvement in net income came primarily from higher operating margins, higher equity income and lower interest expense.

Sales of the Water Transmission Group decreased $2.7 million in the third quarter and increased $9.4 million in the nine months ended August 31, 2002, compared to the same periods of 2001.  Sales were lower in the third quarter due to the anticipated slowdown of operations in
Northern California, which contributed to the sales increase in the first half of 2002, and  production delays associated with the San Francisco/Oakland
Bay Bridge project.  Segment income increased $2.1 million
  in the third quarter and increased $6.3 million in the nine months ended
August 31, 2002, compared to the same periods of 2001.  Segment income in the third quarter was higher in spite of lower sales as  a result of equity income of $3.3 million in 2002, compared to none in the same period of
2001, from Ameron's Saudi Arabian concrete-pipe affiliate.
The long-term outlook for the Water Transmission Group remains positive based on current backlog.

 Sales of the Company's worldwide
  Fiberglass-Composite Pipe Group decreased $6.3 million in the third quarter and $19.2 million in the nine months ended August 31, 2002,
  compared to the same periods of 2001.   Sales decreased
during the quarter and year to date because of the sluggishness in domestic and
European industrial and fuel-handling
markets, as well as softening in the worldwide oilfield market. Demand for oilfield piping remained lower during the third quarter because of uncertainty regarding the sustainability of oil prices.  Additionally, Ameron's U.S.
industrial business completed deliveries of a large water pipeline for a project in California during 2001.  Segment income
decreased by $.2 million
  in the third quarter and $2.4 million in the nine months ended August 31, 2002, compared to the same periods of 2001, due to lower sales. The profit reduction caused by lower sales was partially offset by higher margins associated with a change in product mix and lower raw materials costs.  The near-term outlook for the Fiberglass-Composite Pipe Group remains uncertain;
however, increased activity in Asian markets should offset the current slowdown in markets served by Ameron's U.S. and European operations.

Sales of the Performance
  Coatings & Finishes Group decreased $2.0 million in the third quarter and $9.6 million in the nine months ended August 31, 2002, compared to the same periods of 2001.  Throughout
2002, sales of high-performance protective coatings
declined in both Europe and the U.S., while sales of light-industrial finishes in
Australia and New Zealand were higher.  Segment income decreased $.5 million in the third quarter and $2.6 million in the nine months ended August 31, 2002, compared to the same periods of 2001, as a result of lower sales. Margins improved slightly throughout 2002 due to lower raw material costs.  The outlook for the Performance Coatings &
Finishes Group is dependent on the timing and strength of the economic recovery and improvements in the markets for high performance coatings.

 Sales of the Infrastructure Products Group
  increased $5.1 million in the third quarter and $6.9 million in the nine months ended
August 31, 2002, compared to the same
periods of 2001, due to higher sales by Hawaiian and pole operations.  Segment income increased by $1.7 million for the third quarter and $2.6 million in the nine months ended August 31, 2002, compared to the same periods of
2001.  Sales of
pole products increased as low interest rates continued to drive the strong U.S.
housing market.  Hawaiian operations benefited from the continued
strength  of residential, military and road construction in Hawaii.  The outlook for the Infrastructure Products Group continues to improve due to the pace of construction
in Hawaii and the rest of the U.S.

The Company's gross profit was flat for the third quarter and increased $1.4 million in the nine months ended August 31, 2002,  despite reduced sales.  Gross profit margins for the Company as a whole improved for the third quarter and  the nine months ended August 31, 2002, compared to the same periods in
2001, primarily due to improved project and product mix within the Fiberglass-Composite Pipe
Group and lower raw material costs for both the Fiberglass-Composite Pipe and
Performance Coatings & Finishes Groups.

Selling, General and Administrative
  expenses were slightly higher in the third quarter and nine months ended
August 31, 2002, compared to the same periods of
  2001, primarily due to higher legal, insurance
  and pension costs.

Interest expense decreased $.8 million for the third quarter and $2.7 million in the nine months ended August 31, 2002, compared to the same periods in 2001.
The lower interest expense resulted primarily from lower interest rates on the Company's variable-rate debt.

The effective tax rate was 36% in the third quarter and 34%
  in the nine
  months ended August 31, 2002, compared to
  28% for
  the same periods in 2001. The higher effective tax rate reflects the anticipated mix of income from domestic operations, foreign operations and joint ventures.  Income from certain foreign operations and joint ventures is taxed at rates substantially lower than U.S.
  statutory tax rates.

Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2001 Annual Report.

   Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The Company is one of numerous defendants in various pending lawsuits involving 4,093 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $28.4 million of consolidated retained earnings were not restricted at August 31, 2002.

Item
  6.  Exhibits and Reports on Form 8-K

For the third quarter of 2002, a Form 8-K is being
  filed simultaneously for the Company related to the certification required under Section 906 of the Sarbanes-Oxley Act of 2002.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation
Date:
September 26, 2002

                                             By:
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer

16

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation
Date:
  September 26, 2002

                                             By:   /s/ Gary Wagner
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer

CERTIFICATIONS
I, Gary Wagner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ameron
International Corporation;
2.  Based on my knowledge, this quarterly
  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.  Based on my
  knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The
  registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
  Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such
  disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the
  effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
  "Evaluation Date"); and
c) presented in this quarterly report our
  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5  The registrant's
  other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
  and
6.  The registrant's other certifying officers and I have indicated
  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  September 26, 2002

                                                   /s/ Gary Wagner
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer

CERTIFICATIONS

I, James S. Marlen, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Ameron
International Corporation;
2.  Based on my knowledge, this quarterly
  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.  Based on my
  knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The
  registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
  Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such
  disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the
  effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
  "Evaluation Date"); and
c) presented in this quarterly report our
  conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's
  other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
  and
6.  The registrant's other certifying officers and I have indicated
  in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:  September 26, 2002

                                                   /s/ James S. Marlen
                                                ---------------------------------

                                                      James S. Marlen
Chairman of the Board, President & Chief Executive Officer