Form 10-K
period 2002-11-30
AMERON INTERNATIONAL CORP
filed 2003-02-25
CIK 790730

QuickLinks -- Click here to rapidly navigate through this document

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9102

AMERON INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	77-0100596 (I.R.S. Employer Identification No.)
245 South Los Robles Avenue Pasadena, CA 91101 (Address and Zip Code of principal executive offices)

Registrant's telephone number, including area code: (626) 683-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class Common Stock $2.50 par value	Name of each exchange on which registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The Registrant estimates that as of February 11, 2003 the aggregate market value of the shares of its Common Stock, $2.50 par value, held by non-affiliates of the Registrant (that is, shares beneficially owned by other than executive officers and directors) was in excess of $197 million.

        On February 11, 2003 there were 3,950,312 shares of Common Stock, $2.50 par value outstanding. This is the only class of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        1.    PORTIONS OF AMERON'S 2002 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).

        2.    PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF STOCKHOLDERS (PART III).

PART I
AMERON INTERNATIONAL CORPORATION

        AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2002. All references to the "Annual Report" pertain to the Company's 2002 Annual Report to Stockholders.

ITEM 1—BUSINESS

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

a)
The Performance Coatings & Finishes Group develops, manufactures and markets high-performance coatings and surfacer systems on a worldwide basis. These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent their degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridges, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Arkansas, by wholly-owned subsidiaries in The Netherlands, the United Kingdom, Australia and New Zealand, by joint ventures in Mexico and Saudi Arabia and by various third-party licensees.

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

  c)
  The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with a plant in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing on a worldwide basis through direct sales and manufacturing representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company's businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company's plant in California.

  d)
  The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to a quarry containing many years' reserves. There is only one major source of supply for cement in

    Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. An appreciable portion of the segment's business is obtained through competitive bidding. Sales of poles are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company's own sales force and by outside sales agents for poles. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Poles are manufactured in two plants in California, as well as plants in Washington, Oklahoma and Alabama.

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

  (iv)
  With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between three and eight times annually. Average days' sales in accounts receivable range between 35 and 133 for all segments.

  (v)
  The value of backlog orders at November 30, 2002 and 2001 by industry segment is shown below. A substantial portion of the November 30, 2002 backlog is expected to be billed and recorded as sales during fiscal 2003.

Segment	2002	2001
	(in thousands)
Performance Coatings & Finishes Group	$5,461	$3,593
Fiberglass-Composite Pipe Group	32,687	25,334
Water Transmission Group	151,523	92,194
Infrastructure Products Group	26,495	22,815

Total	$216,166	$143,936

    (vi)
    There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any competitive situation which would be material to an understanding of the business.

    (vii)
    Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Longer-term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management. Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.

(2)	a)	Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 32 of the Annual Report, and is incorporated herein by reference.
	b)	The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business.
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
d)
At year-end the Company and its consolidated subsidiaries employed approximately 2,800 persons. Of those, approximately 700 were covered by labor union contracts. There are four separate bargaining agreements subject to renegotiation in 2003.
(d)
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

  The information contained in Notes (1), (5) and (17) of Notes to Consolidated Financial Statements on pages 32, 33, 34, 35, 42 and 43 of the Annual Report is incorporated herein by reference.

        Export sales in the aggregate from U.S. operations during the last three fiscal years were:

In thousands
2002	$26,372
2001	35,952
2000	30,665

ITEM 2—PROPERTIES

(a)
The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Property listed does not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii; and, in management's opinion, rock reserves are adequate for its requirements during the term of the lease.

(b)
The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

Industry Segment—Group Division Location	Description
PERFORMANCE COATINGS & FINISHES GROUP
Coatings Division—USA
Alpharetta, GA	*Office
Brea, CA	Office, Laboratory, Warehouse
Little Rock, AR	Office, Plant
Houston, TX	Warehouse
Ameron B.V.
Geldermalsen, The Netherlands	Office, Plant
Huthwaite, UK	Office, Plant
Ameron (UK) Limited
Hull, UK	Office, Plant
Ameron (Australia) Pty. Limited
Sydney, Australia	Office, Plant
Adelaide, Australia	Plant
Ameron (New Zealand) Limited
Auckland, New Zealand	Office, Plant
FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division—USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, The Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant
WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Etiwanda, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant
Protective Linings Division
Brea, CA	Office, Plant
Fabrication Plant
South Gate, CA	Office, Plant
American Pipe & Construction International

Bogota, Colombia	Office, Plant
INFRASTRUCTURE PRODUCTS GROUP
Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry
Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant
CORPORATE
Corporate Headquarters
Pasadena, CA	*Office
Corporate Research & Engineering
South Gate, CA	Office, Laboratory
*
Leased

ITEM 3—LEGAL PROCEEDINGS

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

        Separately, on September 28, 1995, the Contracting Officer for the USBR issued a final decision claiming for the USBR approximately $40 million in damages against Kiewit, based in part on the Contracting Officer's finding that the siphons supplied by the Company were defective. That claim amount was considered by the Company to be duplicative of the damages sought by the CAWCD for the repair or replacement of the siphons in the aforementioned action in the U.S. District Court for the District of Arizona. The Contracting Officer's final decision was appealed by Kiewit to the U.S. Department of the Interior Board of Contract Appeals ("IBCA"). The Company actively cooperated with and assisted Kiewit in the administrative appeal of that final decision before the IBCA. Trial on that appeal commenced in November 2000, however the proceeding was stayed with the concurrence of the parties pending efforts aimed at settlement of the entire matter. Settlement efforts were then undertaken, during which the IBCA appeal was suspended.

        As of November 30, 2002, tentative settlements had been reached among the USBR, Kiewit, the Company and various insurance carriers. Since November 30, 2002, those settlements have been finalized and the entire matter, including the aforementioned CAWCD claim, has been resolved on economic terms that did not result in an adverse material effect on the financial position of the Company or its results of operations. The Company will receive sufficient reimbursement from its own and a supplier's insurance companies to fully cover the settlement.

        The Company is one of numerous defendants in various pending lawsuits involving, as of November 30, 2002, some 8,382 individuals or their representatives alleging personal injury from exposure to asbestos-containing products. None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims. The Company intends to vigorously defend all asbestos-related lawsuits.

        In addition to the above, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position or its results of operations if disposed of unfavorably.

        The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position or its results of operations.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (Not Applicable)

ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth information with respect to individuals who served as executive officers as of November 30, 2002 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Thomas P. Giese	58	Vice President; Group President Water Transmission Group	1997
James R. McLaughlin	55	Vice President-Treasurer & Controller	1997
Gordon G. Robertson	63	Vice President; Group President Fiberglass-Composite Pipe Group	1997
Javier Solis	56	Senior Vice President of Administration, Secretary & General Counsel	1984
Gary Wagner	51	Senior Vice President & Chief Financial Officer	1990

        All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years. Gordon Robertson retired in December 2002.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock, $2.50 Par Value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 11, 2003, there were 1,172 stockholders of record of such stock. Information regarding stock compensation plans is contained in Note (12) on page 37 and 38 of the Annual Report, and is incorporated herein by reference.

        Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during that period are set out in Note (16) on page 42 of the Annual Report, which information is incorporated herein by reference.

        Terms of lending agreements which place restrictions on cash dividends are discussed in Note (10) on pages 36 and 37 of the Annual Report, and is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

        The information required by this item is contained in the Selected Consolidated Financial Information shown on page 20 of the Annual Report, and is incorporated herein by reference.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations section shown on pages 21 through 26 and Note (1) pages 32, 33 and 34 of the Annual Report, and is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this Item is contained on page 25 of the Annual Report under the caption Market Risks, and is incorporated herein by reference. At November 30, 2002, the Company had foreign currency forward contracts with an aggregate face value of $6,623,000. In January 2003, the Company finalized a three-year, floating rate, revolving credit facility which permits borrowings up to

$100,000,000, and issued seven-year notes payable totaling $50,000,000 at a fixed rate of 5.36%. Future debt maturities are as follows, adjusted to reflect the refinancing that occurred in January 2003:

							Total Outstanding As of November 30, 2002
	Expected Maturity Date
							Recorded Value	Fair Value
	2003	2004	2005	2006	2007	Thereafter
Liabilities (US$ in thousands)
Long Term Debt:
Fixed-rate notes, payable in US$	$8,333	$8,333	$8,333	$8,334	$—	$—	$33,333	$35,577
Average interest rate	7.92%	7.92%	7.92%	7.92%	—	—	7.92%
Fixed-rate notes, payable in US$	—	—	10,000	10,000	10,000	20,000	50,000	50,000
Average interest rate	—	—	5.36%	5.36%	5.36%	5.36%	5.36%
Variable-rate bank revolving credit facilities, payable in US$	—	—	—	12,123	—	—	12,123	12,123
Average interest rate							2.00%
Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	7,200	7,200	7,200
Average interest rate							1.25%
Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	8,500	8,500	8,500
Average interest rate							1.40%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements as of November 30, 2002 and 2001 and for each of the three years in the period ended November 30, 2002 and the report thereon of Deloitte & Touche LLP dated February 3, 2003, comprising pages 27 through 44 of the Annual Report, are incorporated herein by reference.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        (Not applicable)

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information with respect to the directors is contained under the section entitled, "Election of Directors" in the Company's Proxy Statement which was filed on February 21, 2003 in connection with the Annual Meeting of Stockholders to be held on March 26, 2003. Such information is incorporated herein by reference.

        Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4A of this report.

ITEM 11—EXECUTIVE COMPENSATION*

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*
The information required by Items 11, 12 and 13 is contained in the Company's Proxy Statement which was filed on February 21, 2003 in connection with the 2003 Annual Meeting of Stockholders to be held on March 26, 2003. Such information is incorporated herein by reference.

PART IV

ITEM 14—CONTROLS AND PROCEDURES

        The consolidated financial statements included in the Annual Report and incorporated by reference herein were prepared by management, which is responsible for their fairness, integrity, and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include amounts based on management's reasonable estimates and judgments. The other financial information contained in this report has been prepared in a manner consistent with the preparation of the consolidated financial statements.

        Management has established, maintains and necessarily relies on the Company's system of internal controls and disclosure controls. This system is designed to provide reasonable, but not absolute, assurance that a) the Company's transactions are properly authorized, b) the Company's assets are safeguarded against unauthorized or improper use, and c) the Company's transactions are properly recorded and reported. The concept of reasonable assurance is based on the recognition that in any system of controls there are certain inherent limitations and that the cost of such systems should not exceed the benefits to be derived.

        A control system, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the control system will be met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will be detected. Judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, any control can be circumvented by the individual acts of some persons, by collusion, or by management override of the control. Any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any system of controls will succeed under all potential future conditions. Controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic filings made in accordance with the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the "Commission") is (a) recorded, processed, accumulated and summarized within the time periods specified by the Commission, (b) communicated to the Company's management, including its chief executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (c) presented in the Company's periodic filings in a manner that fairly portrays the information being presented (i) in light of all available facts and circumstances relating to the matters disclosed, and (ii) in conformity with the disclosure requirements promulgated by the Commission.

        Within 90 days prior to the filing of the Annual Report and this Form 10-K, an evaluation of the Company's disclosure controls and procedures was performed under the supervision and with the participation of the Company's management, including the chief executive and financial officers. Based on that evaluation, management, including the Company's chief executive and financial officers, concluded that (a) the Company's disclosure controls and procedures were effective in timely alerting management to material information relating to the Company that is required to be included in the Company's periodic filings and (b) the Company's system of internal controls was effective in providing reasonable assurance that the Company's financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America. Since the date of the evaluation, there have been no significant changes in the Company's system of disclosure or internal controls or in other factors that could significantly affect those controls.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

        The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Statement	Page Reference To Annual Report
Consolidated Statements of Income for the years ended November 30, 2002, 2001 and 2000	27
Consolidated Balance Sheets as of November 30, 2002 and 2001	28-29
Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000	30
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2002, 2001 and 2000	31
Consolidated Statements of Comprehensive Income for the years ended November 30, 2002, 2001 and 2000	31
Notes to Consolidated Financial Statements	32-43

(i) Summarized information as to the financial condition and results of operations for Ameron Saudi Arabia, Ltd., Bondstrand, Ltd, Oasis-Ameron, Ltd. and TAMCO is presented in Note (5) of Notes to Consolidated Financial Statements on page 34 and 35 of the Annual Report, and is incorporated herein by reference.

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

	Schedule		Schedules of Ameron
		II	Independent Auditors' Report Valuation and Qualifying Accounts and Reserves
(a)	(3)	Exhibits
Certification of Principal Executive Officer
Certification of Principal Financial Officer
		3(i)	Certificate of Incorporation
		3(ii)	Bylaws
		4	Instruments Defining the Rights of Security Holders, Including Indentures
		10	Material Contracts
		13	Annual Report
		21	Subsidiaries of the Registrant
		23	Independent Auditors' Consent
(b)	Reports on Form 8-K
One report on Form 8-K was filed by the Company during the last quarter of the fiscal year ended November 30, 2002 as follows:
September 27, 2002 reporting under Item 9, Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS' REPORT

        To the Board of Directors and Stockholders of Ameron International Corporation:

        We have audited the consolidated financial statements of Ameron International Corporation and subsidiaries (the "Company") as of November 30, 2002 and 2001, and for each of the three years in the period ended November 30, 2002, and have issued our report thereon dated February 3, 2003. Such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 3, 2003

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2002
(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS
Allowance for doubtful accounts	$6,699	$1,300	$(1,496)	$149	$6,652
Reserve for realization of investments in joint ventures	18,190	(1,282)	—	—	16,908
Reserve for write-down of assets related to certain foreign joint ventures	2,360	—	—	—	2,360
INCLUDED IN CURRENT LIABILITIES
Reserve for pending claims and litigation	$8,227	$210	$(3,170)	$41	$5,308
Other reserves	292	—	(66)	10	236
Reserve for self-insured programs	14,223	3,833	(3,834)	—	14,222

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2001
(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS
Allowance for doubtful accounts	$6,616	$1,738	$(1,649)	$(6)	$6,699
Reserve for realization of investments in joint ventures	16,358	1,832	—	—	18,190
Reserve for write-down of assets related to certain foreign joint ventures	2,649	—	(289)	—	2,360
INCLUDED IN CURRENT LIABILITIES
Reserve for pending claims and litigation	$13,744	$1,362	$(6,864)	$(15)	$8,227
Other reserves	217	151	(75)	(1)	292
Reserve for self-insured programs	12,620	5,047	(3,438)	(6)	14,223

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2000
(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS
Allowance for doubtful accounts	$6,937	$1,953	$(2,143)	$(131)	$6,616
Reserve for realization of investments in joint ventures	14,183	2,175	—	—	16,358
Reserve for write-down of assets related to certain foreign joint ventures	2,698	—	(49)	—	2,649
INCLUDED IN CURRENT LIABILITIES
Reserve for pending claims and litigation	$16,370	$8,259	$(10,745)	$(140)	$13,744
Other reserves	252	89	(97)	(27)	217
Reserve for self-insured programs	11,239	4,256	(2,694)	(181)	12,620
INCLUDED IN LONG-TERM LIABILITIES
Other reserves	$650	$126	$(47)	$(729)	$—

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION
By:	/s/ JAVIER SOLIS Javier Solis, Senior Vice President & Secretary

Date: February 24, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 18, 2003	/s/ JAMES MARLEN James Marlen	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: February 18, 2003	/s/ GARY WAGNER Gary Wagner	Senior Vice President & Chief Financial Officer (Principal Financial & Accounting Officer)
Date: February 19, 2003	/s/ PETER BARKER Peter K. Barker	Director
Date: February 16, 2003	/s/ DAVID DAVENPORT David Davenport	Director
Date: February 17, 2003	/s/ MICHAEL HAGAN J. Michael Hagan	Director
Date: February 19, 2003	/s/ TERRY HAINES Terry L. Haines	Director
Date: February 18, 2003	/s/ JOHN KING John F. King	Director
Date: February 18, 2003	/s/ THOMAS LEE Thomas L. Lee	Director
Date: February 17, 2003	/s/ JOHN PEPPERCORN John E. Peppercorn	Director
Date:	Dennis C. Poulsen	Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, James S. Marlen, certify that:

1.
I have reviewed this annual report on Form 10-K of Ameron International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 24, 2003	/s/ JAMES S. MARLEN James S. Marlen Director, Chairman of the Board, President & Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gary Wagner, certify that:

1.
I have reviewed this annual report on Form 10-K of Ameron International Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 24, 2003	/s/ GARY WAGNER Gary Wagner Senior Vice President & Chief Financial Officer

QuickLinks

FORM 10-K
PART I AMERON INTERNATIONAL CORPORATION
ITEM 1—BUSINESS
ITEM 2—PROPERTIES
ITEM 3—LEGAL PROCEEDINGS
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4A—EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6—SELECTED FINANCIAL DATA
ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11—EXECUTIVE COMPENSATION
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14—CONTROLS AND PROCEDURES
ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEPENDENT AUDITORS' REPORT
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER