Form 10-Q
period 2003-02-28
AMERON INTERNATIONAL CORP
filed 2003-04-02
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

or

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
Pasadena, California 91101-3638
(Address of principal executive offices)

(626) 683-4000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 3,950,312 on February 28, 2003. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            12

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       16
  Item 4.   Controls and Procedures                                   16

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         16

  Item 2.   Changes in Securities                                     16
  Item 6.   Exhibits and Reports on Form 8-K                          16

SIGNATURE PAGE                                                        17
CERTIFICATIONS                                                     18

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                                        Three Months Ended
                                                                            February 28,
                                                                     -------------------------
                                                                        2003          2002
                                                                     -----------   -----------
Sales                                                                $   130,621   $   120,702
Cost of Sales                                                            (97,956)      (90,263)
                                                                     -----------   -----------
Gross Profit                                                              32,665        30,439

Selling, General and
 Administrative Expenses                                                 (28,569)      (27,238)
Equity in (Losses) Earnings of Joint Ventures                               (220)          814
Other Income, Net                                                            888           977
                                                                     -----------   -----------
Income before Interest
 and Income Taxes                                                          4,764         4,992

Interest Income                                                               46            18
Interest Expense                                                          (1,515)       (2,406)
                                                                     -----------   -----------
Income before Income Taxes                                                 3,295         2,604

Provision for Income Taxes                                                (1,120)         (833)
                                                                     -----------   -----------
Net Income                                                           $     2,175   $     1,771
                                                                     ===========   ===========
Net Income per Share (Basic)                                         $       .56   $       .46
                                                                     ===========   ===========
Net Income per Share (Diluted)                                       $       .54   $       .43
                                                                     ===========   ===========
Weighted Average Shares (Basic)                                        3,913,770     3,873,007
                                                                     ===========   ===========
Weighted Average Shares (Diluted)                                      4,013,098     4,139,386
                                                                     ===========   ===========
Cash Dividends per Share                                             $       .32   $       .32
                                                                     ===========   ===========

Pro Forma (1):
  Net Income per Share (Basic)                                       $       .28   $       .23
                                                                     ===========   ===========
  Net Income per Share (Diluted)                                     $       .27   $       .21
                                                                     ===========   ===========
  Cash Dividends per Share                                           $       .16   $       .16
                                                                     ===========   ===========

 (1)  Pro forma per share information for the three
months ended February 28, 2003 and 2002 reflects a two-for-one stock split in the form of a stock dividend declared on March 26, 2003, payable on May 27,
2003 to shareholders of
record on May 1, 2003.

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                  February 28,    November 30,
                                                     2003            2002
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  12,903       $  10,360
  Receivables, Less Allowances of $7,333
    in 2003 and $6,652 in 2002                       130,411         131,283
  Inventories                                         89,009          88,020
  Deferred Income Taxes                               16,528          16,528
  Prepaid Expenses and Other Current Assets            9,923           6,671
                                                   ---------       ---------
    Total Current Assets                             258,774         252,862
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            19,361          18,927
Property, Plant and Equipment, Net                   147,085         145,242
Intangible Assets, Net of Accumulated Amortization
  of $8,978 in 2003 and $8,551 in 2002                13,137          13,013
Other Assets                                          37,886          32,898
                                                   ---------       ---------
Total Assets                                       $ 476,243       $ 462,942
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $      26       $   1,009
  Current Portion of Long-Term Debt                    8,333           8,333
  Trade Payables                                      51,578          46,295
  Accrued Liabilities                                 44,990          45,994
  Income Taxes Payable                                 3,548           2,026
                                                   ---------       ---------
    Total Current Liabilities                        108,475         103,657
Long-Term Debt, Less Current Portion                  99,895         102,823
Other Long-Term Liabilities                           49,588          44,636
                                                   ---------       ---------
  Total Liabilities                                  257,958         251,116
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    3,950,312 Shares in 2003 and 3,945,662
    in 2002, Net of Treasury Shares                   13,208          13,198
  Additional Paid-In Capital                          23,692          23,950
  Unearned Restricted Stock                           (1,993)         (2,164)
  Retained Earnings                                  271,360         270,449
  Accumulated Other Comprehensive Loss               (39,350)        (44,948)
  Treasury Stock (1,332,905 Shares
    in 2003 and 1,333,655 in 2002)                   (48,632)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         218,285         211,826
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 476,243       $ 462,942
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Three Months Ended
                                                                 February 28,
                                                           -----------------------
                                                             2003           2002
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  2,175       $  1,771
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             4,495          4,408
     Amortization                                                94            173
     Provision for Deferred Income Taxes                        205             88
     Equity in Losses (Earnings) of Joint Ventures              220           (814)
     Dividends from Joint Ventures                              275            825
     Loss (Gain) from Sale of Property, Plant and Equipment       5            (34)
     Stock Compensation Expense                                (225)           889
  Changes in Operating Assets and Liabilities:
     Receivables                                              3,912          6,013
     Inventories                                               (588)           984
     Prepaid Expenses and Other Current Assets               (3,074)        (2,348)
     Other Assets                                            (3,422)          (698)
     Trade Payables                                           4,353         (3,027)
     Accrued Liabilities and Income Taxes Payable              (265)        (4,411)
     Other Long-Term Liabilities                              4,695            214
                                                           --------       --------
      Net Cash Provided by Operating Activities              12,855          4,033
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           228            134
  Additions to Property, Plant and Equipment                 (3,902)        (2,825)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (3,674)        (2,691)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (1,320)        (2,861)
  Issuance of Debt                                           65,413          5,570
  Repayment of Debt                                         (68,523)          (130)
  Debt Issuance Costs                                        (1,468)            --
  Dividends on Common Stock                                  (1,264)        (1,239)
  Exercise of Stock Options                                     174             --
                                                           --------       --------
      Net Cash (Used in) Provided By Financing Activities    (6,988)         1,340
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   350            (66)
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       2,543          2,616
Cash and Cash Equivalents at Beginning of Period             10,360         11,315
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 12,903       $ 13,931
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
  "Ameron" or the "Registrant") at February 28, 2003, and its consolidated results of operations and cash flows for the three months ended February 28, 2003 and 2002.
  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do
  not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2002 ("2002 Annual Report").

Note 2.  New Accounting Pronouncements

Effective December 1, 2002, the Company adopted Statement of
Financial Accounting Standards ("SFAS") No. 142, "Goodwill and
Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company ceased amortizing existing goodwill.  The Company is currently in the process of performing the first step of the prescribed transitional goodwill impairment test with respect to existing goodwill.  The first step of the transitional goodwill impairment test involves a comparison of the fair value of a reporting unit, as defined under SFAS No. 142, with its carrying amount.  If the carrying amount exceeds the fair value of any reporting unit, the Company will perform the second and final step of the transitional goodwill impairment test, which will be used to measure the amount of any impairment loss.  The Company's disclosures required under SFAS No. 142 are included in Note 12, herein.

Effective December 1, 2002, the Company adopted  SFAS No. 143, "Accounting for Asset Retirement
Obligations."  SFAS No. 143 addresses the obligations and retirement costs associated with the retirement of tangible long-lived assets. The standard requires that the fair value of the liability for an asset retirement obligation be recorded when incurred. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

Effective December 1, 2002, the Company adopted SFAS No. 144, "Impairment or Disposal of Long-Lived
Assets."  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of," and addresses the accounting for a segment of a business accounted for as a discontinued
operation. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

Effective December 1, 2002, the Company adopted SFAS No. 145, "Rescission of Financial Accounting Standards Board ("FASB") Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and
Technical Corrections."  SFAS No. 145 rescinds both SFAS No. 4,
"Reporting Gains and Losses from Extinguishment of Debt" and SFAS No.
64, "Extinguishments of Debt Made to Satisfy Sinking-Fund
Requirements."  In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30,
"Reporting the Results of Operations-Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions" are met.  SFAS No. 145 amends SFAS No. 13,
"Accounting for Leases", to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

The Company adopted SFAS No. 146, "Accounting for Exit or
Disposal Activities", during the quarter ended February 28, 2003.
SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No.
94-3, "Liability Recognition for Certain Employee Termination Benefits and
Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)."  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation
("FIN") No. 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others."  FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees.  FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN No. 45 specifically identifies certain obligations that are excluded from the provisions related to recognizing a liability at inception; however, these guarantees are subject to the disclosure requirements of FIN No. 45.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company's disclosure of guarantees is included in Note 11, herein.
The adoption of the recognition and measurement provisions
of FIN No. 45 did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46,
"Consolidation of Variable Interest Entities."  This standard clarifies the application of Accounting Research Bulletin No. 51,
"Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as
Special Purpose Entities or SPE's).  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN No. 46 also enhances the disclosure
requirements related to variable interest entities.  This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003.  FIN No. 46 will be effective for the
Company beginning September 1, 2003 for all interests in variable interest entities acquired before February 1, 2003.  The adoption of FIN No. 46 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost or market. Inventories were comprised of the following:

                                                          February 28,   November 30,
                                                              2003          2002
                                                           ---------      ---------
Finished Products                                          $  52,864      $  52,359
Materials and Supplies                                        19,122         20,373
Products in Process                                           17,023         15,288
                                                           ---------      ---------
                                                           $  89,009      $  88,020
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                             Three Months Ended
                                                                February 28,
                                                          ------------------------
                                                            2003            2002
                                                          ---------      ---------
Interest Paid                                             $     987      $   2,903

Income Taxes Refunded                                     $    (795)     $  (1,577)

                     Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for under the equity method, were as follows:

                                                             Three Months Ended
                                                                 February 28,
                                                          ------------------------
                                                            2003            2002
                                                          ---------      ---------
Net Sales                                                 $  47,052      $  51,729

Gross Profit                                              $   7,162      $  14,927

Net Income                                                $   3,787      $   7,305

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three months ended December 31, 2002 and 2001 and TAMCO for the three months ended February 28, 2003 and 2002.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using
  the treasury stock method.  For the three months ended February 28, 2003, options to purchase
81,500 common shares were anti-dilutive.  All outstanding common stock equivalents were
dilutive for the three months ended February 28, 2002.   Following is a reconciliation of the
  weighted average number of shares used in the computation of basic and diluted net income per share:

                                                                          Three Months Ended
                                                                             February 28,
                                                                       ------------------------
                                                                         2003           2002
                                                                       ---------      ---------
   Basic Average Common
      Shares Outstanding                                               3,913,770      3,873,007

   Dilutive Effect of
      Common Stock Equivalents                                            99,328        266,379
                                                                       ---------      ---------
   Diluted Average Common
      Shares Outstanding                                               4,013,098      4,139,386
                                                                       =========      =========

On March 26, 2003 the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend of one additional common share for every outstanding common share held by stockholders of record on May
1, 2003, payable May 27, 2003.  The
presentation of the pro forma per share information on the consolidated statements of income reflects
the Company's earnings and dividends per share on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                                         Three Months Ended
                                                                            February 28,
                                                                      ------------------------
                                                                        2003           2002
                                                                      ---------      ---------
  Net Income                                                          $   2,175      $   1,771
  Foreign Currency Translation
    Adjustment                                                            4,672           (554)
  Comprehensive Income from Joint Venture                                   926             20
                                                                      ---------      ---------
  Comprehensive Income                                                $   7,773      $   1,237
                                                                      =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                   February 28,   November 30,
                                                                      2003           2002
                                                                    ---------      ---------
Fixed-rate secured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                            $  33,333      $  33,333
Fixed-rate secured notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                            50,000             --
Variable-rate industrial development bonds,
  payable in 2016 (1.15% at February 28, 2003)                          7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.30% at February 28, 2003)                          8,500          8,500
Variable-rate secured bank revolving credit
  facilities; payable in 2006 (3.39% at February 28, 2003)              9,195             --
Variable-rate bank revolving credit
  facilities                                                               --         62,123
                                                                    ---------      ---------
Total long-term debt                                                  108,228        111,156

  Less current portion                                                 (8,333)        (8,333)
                                                                    ---------      ---------
Long-term debt, less current portion                                $  99,895      $ 102,823
                                                                    =========      =========

In January 2003, the Company finalized a
three-year, $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until January 2006, when all borrowings under the Revolver must be repaid.  Also in January 2003, the Company issued $50,000,000 of notes payable to an insurance company at a fixed rate of 5.36%.  These fixed-rate notes payable amortize $10,000,000 per year beginning in November
2005, with a final maturity in November 2009.  The Revolver and the 5.36%
notes payable replaced a $150,000,000 revolving credit facility that was maintained at November 30, 2002.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.

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

                                                                                           Three Months Ended
                                                                                              February 28,
                                                                                        -----------------------
                                                                                          2003          2002
                                                                                        ---------     ---------
Sales
 Performance Coatings & Finishes                                                        $  39,304     $  38,225
 Fiberglass-Composite Pipe                                                                 27,232        21,593
 Water Transmission                                                                        34,365        33,379
 Infrastructure Products                                                                   30,603        27,749
 Eliminations                                                                                (883)         (244)
                                                                                        ---------     ---------
  Total Sales                                                                           $ 130,621     $ 120,702
                                                                                        =========     =========

Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                                                        $     197     $    (700)
 Fiberglass-Composite Pipe                                                                  4,180         2,402
 Water Transmission                                                                         2,376         4,622
 Infrastructure Products                                                                    2,819         2,976
 Corporate & Unallocated                                                                   (4,808)       (4,308)
                                                                                        ---------     ---------
  Total Income Before Interest
     and Income Taxes                                                                   $   4,764     $   4,992
                                                                                        =========     =========

                                                                                       February 28,  November 30,
                                                                                          2003          2002
                                                                                        ---------     ---------
Assets
 Performance Coatings & Finishes                                                        $ 140,387     $ 138,616
 Fiberglass-Composite Pipe                                                                146,742       138,712
 Water Transmission                                                                       110,769       115,078
 Infrastructure Products                                                                   68,746        68,272
 Corporate & Unallocated                                                                  147,423       140,233
 Eliminations                                                                            (137,824)     (137,969)
                                                                                        ---------     ---------
  Total Assets                                                                          $ 476,243     $ 462,942
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
That claim amount was duplicative of the damages
sought by the CAWCD for the repair or replacement of the siphons in its aforementioned action in the U.S. District Court for the District of
Arizona.  The Contracting Officer's final decision was appealed by Kiewit to the U.S. Department of the Interior Board of Contract Appeals ("IBCA").
The Company actively cooperated with and assisted Kiewit in the administrative appeal of that final decision before the IBCA.  Trial on
that appeal commenced in November 2000; however, the proceeding was stayed with the concurrence of the parties pending efforts aimed at settlement of the entire matter.  Settlement efforts were then undertaken, during which the IBCA appeal was suspended.

In January 2003, settlements were finalized among the
USBR, Kiewit, the  Company and various insurance carriers.  The entire matter, including the aforementioned CAWCD claim, was resolved on economic terms that did not result in an adverse material effect on the financial position of the Company or its results of operations.  The Company entered into agreements with its own and a supplier's insurance carriers providing for the reimbursement of past legal fees and costs incurred in defense and settlement of this matter which exceeded the negotiated settlement with the USBR by approximately $.9 million.

The Company is one of numerous defendants in various pending lawsuits involving, as of February 28, 2003, 13,135 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

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

Note 11.  Product Warranties

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  Management establishes product warranty accruals based on
historical experience and other currently available information.

Changes in the product warranty accrual for the three months ended
February 28, 2003 were as follows:

Balance, Beginning of Period                                             $   4,257
Payments                                                                      (642)
Change in Liability for Warranties Issued During the Period                    770
Change in Liability for Preexisting Warranties                                   -
                                                                         ---------
Balance, End of Period                                                   $   4,385
                                                                         =========

Note 12.  Goodwill and Other Intangible
Assets

Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                            Foreign Currency
                                                                 Translation
Segment                                    November 30,2002      Adjustments    Impairments   February 28, 2003
-------------------------------------    ------------------   --------------    -----------    ----------------
Performance Coatings & Finishes Group            $   10,701       $      209     $        -          $   10,910
Fiberglass-Composite Pipe Group                       1,440                -              -               1,440
Water Transmission Group                                  -                -              -                   -
Infrastructure Products Group                           201                -              -                 201
                                                  ---------        ---------      ---------           ---------
Total                                            $   12,342       $      209     $        -          $   12,551

                                                  =========        =========      =========           =========

The following summarizes the
pro forma impact of excluding goodwill amortization from the Company's operating results:

                                              Three Months Ended,
                                                 February 28,
                                           ------------------------

                                             2003          2002
                                           ---------     ----------
Reported Net Income                        $   2,175      $   1,771
Goodwill Amortization Expense,
  net of tax                                       -             69
                                           ---------      ---------
Pro Forma Net Income                       $   2,175      $   1,840
                                           =========      =========
Basic Net Income Per Share:
  As Reported                              $    0.56      $    0.46
  Pro Forma                                $    0.56      $    0.48

Diluted Net Income Per Share:
  As Reported                              $    0.54      $    0.43
  Pro Forma                                $    0.54      $    0.44

The Company's intangible assets and
related accumulated amortization consisted of the following:

                                               February 28, 2003                        November 30, 2002
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   1,994          $  (1,876)          $   1,961           $  (1,804)
Non-Compete Agreements                           2,105             (1,637)              2,105              (1,591)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,241          $  (5,655)          $   6,208           $  (5,537)

                                              ========          =========            ========           =========

All intangible assets are subject to amortization.
Amortization expense for the three months ended February 28, 2003 was $94.
At February 28, 2003, estimated future amortization expense is as follows:
$214 for the remaining nine months of fiscal year 2003, $292 for fiscal year
2004 and $80 for fiscal year 2005.

   Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

February 28, 2003

INTRODUCTION

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2002 Annual Report. Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

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

The Company's significant accounting policies are disclosed in Note 1 of
Notes to Consolidated Financial Statements in the Company's 2002 Annual
Report.  Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of
Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the
Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive loss.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive loss.  Gains or losses resulting from foreign currency transactions are included in other income.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized primarily at the time goods are shipped.  Revenue is recognized for the Water Transmission Group primarily under the percentage of completion method, typically based on completed units of production, or, in some cases, at
shipment.   Revenue under the percentage of completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

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

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out (FIFO) method.  Certain steel inventories used by the Water Transmission Group are valued using the last-in, first-out (LIFO) method.
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

The Company reviews long-lived assets for
impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related assets to estimated fair value.

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.

Defined benefit pension plans and postretirement health care and life insurance benefit plans require estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each covered employee works.  To record these net assets and obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates.  Management along with third-party actuaries review these assumptions on an ongoing basis.

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates  applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  Quarterly income taxes are estimated based on the mix of income by jurisdiction forecasted for the full fiscal year.  The Company believes that it has adequately provided for tax-related matters.  The Company is subject to examination by taxing authorities in various jurisdictions.  Matters raised upon audit may involve substantial amounts and could be material.  Management considers it unlikely that resolution of any such matters would have a material adverse effect upon the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended February 28, 2003, the Company generated
$12.9 million of cash
from operating
  activities compared to $4.0 million generated from operations for the same period in
2002.

  The higher operating cash flow in 2003 was due to higher income and a net increase in operating liabilities partially offset by a net increase in operating assets.

Net cash of $3.7 million was used in investing activities for the three months ended February 28, 2003, compared to $2.7 million used in the same period in 2002.  Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and equipment.  Additionally, a distribution warehouse was purchased in 2003 for
$1.3 million.  Management estimates that capital expenditures during fiscal
2003
  will be between $15.0 and $25.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities was $7.0 million in
2003, compared to $1.3 million provided by financing activities in 2002.
The decrease in 2003 resulted from the net repayment of debt of $4.4 million, debt issuance costs of $1.5 million, and $1.3 million for payment of common stock dividends.

In January 2003, the Company finalized a three-year,
$100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until January 2006, when all borrowings under the Revolver must be repaid.  Also in January 2003, the Company issued $50,000,000 of notes payable to an insurance company at a fixed rate of 5.36%.  These fixed-rate notes payable amortize $10,000,000 per year beginning in November
2005, with a final maturity in November 2009.  The Revolver and the 5.36%
notes payable replaced a $150,000,000 revolving credit facility that was maintained at November 30, 2002.

Cash and cash equivalents at February 28, 2003 totaled $12.9 million, an increase of $2.5 million from November 30, 2002.  At February 28, 2003, the Company had
  total debt outstanding of $108.2 million
 and approximately $96 million in unused committed and uncommitted credit lines available from foreign and domestic banks.

Management believes that cash flows from operations and current cash balances, together with currently available lines of credit will be sufficient to meet operating requirements in 2003.  Cash available from operations could be affected by any general economic downturn or any downturn or adverse changes in the Company's business, such as loss of customers or significant raw material price increases.

On March 26, 2003, the Company's Board of Directors declared a quarterly dividend of $.40 per share of common stock, payable on May 20, 2003 to stockholders of record on April 24, 2003.  The Company's recent historical practice has been to pay dividends on its common stock of $.32 per quarter.

The Company's contractual obligations and commercial commitments at
  February 28, 2003 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $108,228    $  8,333   $ 26,666  $37,529    $35,700
Operating Leases                                          38,248       4,529      6,837    3,954     22,928
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $146,476    $ 12,862   $ 33,503  $41,483    $58,628
                                                         ==================================================
                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   1 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Lines of Credit (a)                                          $    26     $    26    $ --     $ --      $ --
Standby Letters of Credit (c)                                  1,634       1,634      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $ 1,660     $ 1,660    $ --     $ --      $ --
                                                         ==================================================
(a) Included in long-term debt is $9,195 outstanding under a revolving credit facility, due in 2006, and bank lines supported by the Revolver.  Lines of credit represent short-term borrowings by the
    Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit supporting industrial development bonds that have principal of $15,700.

RESULTS OF OPERATIONS

General

Net income totaled $2.2 million, or $.54 per diluted share, on sales of
$130.6 million for the quarter ended February 28, 2003, compared to net income of $1.8 million, or
$.43 per diluted share,
  on sales of $120.7 million for the same period in 2002. All operating segments had higher sales, and improved segment income from the Performance
Coatings & Finishes and Fiberglass-Composite Pipe Groups offset declines by the Water Transmission and Infrastructure Products Groups. The overall improvement in net income came from higher sales and lower interest expense.

Sales

Sales increased by $9.9 million in the first quarter of 2003, compared to the same period in 2002.  While each operating segment improved, the largest gain came from the Company's Fiberglass-Composite Pipe business.  The Fiberglass-Composite Pipe Group benefited from strong demand in Asia for fiberglass piping for construction of offshore oil and marine vessels.

Performance Coatings & Finishes' sales increased by $1.1 million due to higher sales of protective coatings by operations in Europe and higher sales of industrial finishes in Australia and New Zealand.  Sales of protective coatings in the
U.S. declined due to continued sluggishness in U.S. industrial markets and partly due to deferred maintenance of currently deployed U.S. Navy ships.
The short-term outlook for the Performance Coatings & Finishes Group has improved slightly, with full recovery dependent on improvement in worldwide industrial, oilfield and marine markets for protective coatings.

Fiberglass-Composite Pipe's sales increased $5.6 million due to
the strength of Asian operations.   Sales to industrial markets
outside of Asia declined, reflecting weak market conditions.  Sales of onshore oilfield piping also declined as oilfield spending remained constrained in spite of unusually high oil prices.  Increased bidding activity in Europe and the strong performance by Asian operations support an improvement in the outlook for the Fiberglass-Composite Pipe Group.

The Water Transmission Group's sales increased $1.0 million.
Sales of fabrication steel pilings for the San Francisco/Oakland Bay
Bridge increased significantly during the first quarter of 2003.  Sales of concrete and steel pipe for fresh and waste water applications declined.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The near-term outlook for Water Transmission remains positive.

Infrastructure Products' sales increased $2.9 million.
Hawaiian and pole operations continued to benefit from the strong housing and commercial construction spending, which was spurred by low interest rates.
The outlook for the Infrastructure Products Group remains positive.

Gross Profit

Gross profit in the first quarter of 2003 was $32.7 million, or 25.0% of sales, compared to $30.4 million, or 25.2% of sales, in the same period in 2002.  Gross profit increased due to higher sales.  Overall margins declined due primarily to a change in product mix, especially related to increased sales of lower-margin steel pilings by the Water
Transmission Group.

Performance Coatings & Finishes had higher margins in the
first quarter of 2003 than in the first quarter of 2002, benefiting from a change in product mix and favorable raw material prices.  Fiberglass-Composite
Pipe's margins increased significantly due to a change in product mix, productivity enhancements taken in 2002, and improved plant utilization, especially in Asia.
Margins for the Water Transmission Group and Infrastructure Products Group declined due to changes in
product mix.

Selling, General and Administration Expenses

Selling, general and administrative expenses totaled $28.6
million, or 21.9% of sales, in 2003, compared to $27.2 million, or 22.6% of sales, in the first quarter of 2002.  Selling,
general and administrative costs partly increased because of higher sales.
The $1.4 million increase also included almost $2.5 million of higher pension and insurance costs in 2003, as well as higher severance costs of almost $.7 million in
2003 related to the European coatings
operations.  Offsetting the
increased costs were savings from cost reduction programs implemented in 2002 in worldwide Fiberglass-Composite Pipe operations and U.S. coatings operations.
Also reducing selling, general and administrative expenses was a net recovery of $.9 million representing the excess of amounts agreed to be reimbursed to the
Company from its own and a supplier's insurance companies for past legal fees and costs over the negotiated settlement with the USBR of the Central Arizona
Project lawsuits reached in January 2003.

Equity and Other Income

Equity in earnings of joint ventures decreased by $1.0 million, compared to the first quarter of 2002.  TAMCO, Ameron's 50%-owned steel mill, suffered from higher scrap and energy costs.  TAMCO purchases and melts scrap for conversion into reinforcing bar.
Scrap prices increased due to worldwide demand, especially for the
Chinese steel market.  TAMCO is expected to improve later in 2003.

Other income included royalties and fees from licensees,
currency gains and losses and other miscellaneous income.
Royalties and fees totaled $.6 million in the first quarter of 2003, compared to $.4 million in the first quarter of 2002.

Interest

Interest
expense totaled $1.5 million in 2003, compared to $2.4 million in 2002.  The decrease reflected lower average borrowing levels in 2003.

Provision for Income Taxes

The effective tax rate was 34% in the first quarter of 2003
  and 32% in
  the first quarter of 2002. The higher effective tax rate reflects the anticipated mix of income from domestic operations, foreign operations and joint ventures.  Income from certain foreign operations and joint ventures is taxed at rates lower than U.S.
  statutory tax rates.

   Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2002 Annual Report.

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
  statements.

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The Company is one of numerous defendants in various pending lawsuits involving 13,135 individuals or their representatives alleging personal injury from exposure to asbestos-containing products.  None of such lawsuits specifies any dollar amount sought as damages by such individuals or their representatives, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that such injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all asbestos-related lawsuits.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $26.2 million of consolidated retained earnings were not restricted at February 28, 2003.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on January 24, 2003 to report
  the Company's financial results for the year ended November 30, 2002, as reported in a press release dated January 23, 2003.

A Form 8-K was filed on February 4, 2003  to
  report the Company's favorable resolution of CAP suit, as reported in a press release dated February 3, 2003.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation

Date: April 1, 2003

                                             By:
                                                ---------------------------------

                                                           Gary Wagner
                                                            Senior Vice President, Chief Financial Officer

17

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation

Date: April 1, 2003

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
April 1, 2003

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
April 1, 2003

                                                ---------------------------------

                                                      James S. Marlen
Chairman of the Board, President & Chief Executive Officer