Form 10-Q
period 2003-05-31
AMERON INTERNATIONAL CORP
filed 2003-07-02
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 7,919,024 on May 31, 2003. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            12

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       17
  Item 4.   Controls and Procedures                                   17

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         17

  Item 2.   Changes in Securities                                     18
  Item 4.   Submission of Matters to a Vote of Security Holders       18
  Item 6.   Exhibits and Reports on Form 8-K                          18

SIGNATURE PAGE                                                        19
CERTIFICATIONS                                                     20

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                               Three Months Ended                Six Months Ended
                                                                     May 31,                          May 31,
                                                            -------------------------       -------------------------
                                                               2003          2002              2003          2002
                                                            -----------   -----------       -----------   -----------
Sales                                                       $   147,844   $   138,099       $   278,465   $   258,801
Cost of Sales                                                  (107,527)     (102,535)         (205,483)     (192,798)
                                                            -----------   -----------       -----------   -----------
Gross Profit                                                     40,317        35,564            72,982        66,003

Selling, General and
 Administrative Expenses                                        (31,989)      (28,138)          (60,558)      (55,376)
Equity in Earnings of Joint Ventures                              5,027         4,006             4,807         4,820
Other Income, Net                                                   109         1,294               997         2,271
                                                            -----------   -----------       -----------   -----------
Income before Interest
 and Income Taxes                                                13,464        12,726            18,228        17,718

Interest Income                                                      45            67                91            85
Interest Expense                                                 (1,879)       (1,672)           (3,394)       (4,078)
                                                            -----------   -----------       -----------   -----------
Income before Income Taxes                                       11,630        11,121            14,925        13,725

Provision for Income Taxes                                       (3,805)       (3,559)           (4,925)       (4,392)
                                                            -----------   -----------       -----------   -----------
Net Income                                                  $     7,825   $     7,562       $    10,000   $     9,333
                                                            ===========   ===========       ===========   ===========
Net Income per Share (Basic)                                $      1.00   $       .98       $      1.28   $      1.21
                                                            ===========   ===========       ===========   ===========
Net Income per Share (Diluted)                              $       .97   $       .91       $      1.24   $      1.12
                                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Basic)                               7,849,824     7,748,690         7,838,682     7,747,352
                                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Diluted)                             8,089,951     8,330,256         8,058,074     8,304,514
                                                            ===========   ===========       ===========   ===========
Cash Dividends per Share                                    $       .20   $       .16       $       .36   $       .32
                                                            ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                    May 31,       November 30,
                                                     2003            2002
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  16,371       $  10,360
  Receivables, Less Allowances of $7,359
    in 2003 and $6,652 in 2002                       138,511         131,283
  Inventories                                         91,414          88,020
  Deferred Income Taxes                               16,528          16,528
  Prepaid Expenses and Other Current Assets           10,089           6,671
                                                   ---------       ---------
    Total Current Assets                             272,913         252,862
Investments, Advances and Equity in
  Undistributed Earnings of Joint Ventures            19,670          18,927
Property, Plant and Equipment, Net                   149,950         145,242
Intangible Assets, Net of Accumulated Amortization
  of $9,402 in 2003 and $8,551 in 2002                13,313          13,013
Other Assets                                          37,614          32,898
                                                   ---------       ---------
Total Assets                                       $ 493,460       $ 462,942
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $      --       $   1,009
  Current Portion of Long-Term Debt                    8,333           8,333
  Trade Payables                                      47,669          46,295
  Accrued Liabilities                                 49,691          45,994
  Income Taxes Payable                                 5,428           2,026
                                                   ---------       ---------
    Total Current Liabilities                        111,121         103,657
Long-Term Debt, Less Current Portion                  99,889         102,823
Other Long-Term Liabilities                           51,535          44,636
                                                   ---------       ---------
  Total Liabilities                                  262,545         251,116
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    7,919,024 Shares in 2003 and 3,945,662
    in 2002, Net of Treasury Shares                   26,447          13,198
  Additional Paid-In Capital                          11,444          23,950
  Unearned Restricted Stock                           (1,822)         (2,164)
  Retained Earnings                                  277,601         270,449
  Accumulated Other Comprehensive Loss               (34,232)        (44,948)
  Treasury Stock (2,659,810 Shares
    in 2003 and 1,333,655 in 2002)                   (48,523)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         230,915         211,826
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 493,460       $ 462,942
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Six Months Ended
                                                                   May 31,
                                                           -----------------------
                                                             2003           2002
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $ 10,000       $  9,333
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             8,970          8,915
     Amortization                                               140            329
     Provision for Deferred Income Taxes                        397          1,598
     Equity in Earnings of Joint Ventures                    (4,807)        (4,820)
     Dividends from Joint Ventures                            5,243          4,125
     Gain from Sale of Property, Plant and Equipment            (23)           (57)
     Stock Compensation Expense                                 676          1,433
  Changes in Operating Assets and Liabilities:
     Receivables                                               (828)        (3,580)
     Inventories                                             (2,274)         3,130
     Prepaid Expenses and Other Current Assets               (3,086)          (971)
     Other Assets                                            (3,051)          (214)
     Trade Payables                                            (563)        (8,504)
     Accrued Liabilities and Income Taxes Payable             5,572         (4,304)
     Other Long-Term Liabilities                              6,402         (6,246)
                                                           --------       --------
      Net Cash Provided by Operating Activities              22,768            167
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Property, Plant and Equipment           382            232
  Additions to Property, Plant and Equipment                 (8,755)        (6,079)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (8,373)        (5,847)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (1,517)        (3,194)
  Issuance of Debt                                           66,439          7,040
  Repayment of Debt                                         (70,123)            --
  Debt Issuance Costs                                        (1,520)            --
  Dividends on Common Stock                                  (2,848)        (2,491)
  Issuance of Common Stock                                      409            102
  Change in Treasury Stock                                      136             --
                                                           --------       --------
      Net Cash (Used in) Provided By Financing Activities    (9,024)         1,457
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   640            201
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       6,011         (4,022)
Cash and Cash Equivalents at Beginning of Period             10,360         11,315
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 16,371       $  7,293
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
  "Ameron" or the "Registrant") at May 31, 2003, and its consolidated results of operations and cash flows for the three and six months ended May 31, 2003 and 2002.
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
Other Intangible Assets." SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  Upon adoption of SFAS No. 142, the Company ceased amortizing existing goodwill.  The Company performed the prescribed transitional goodwill  impairment test with respect to existing goodwill and determined that no impairment existed as of December 1, 2002.  The Company's disclosures required under SFAS No. 142 are included in Note 12, herein.

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

Effective December 1, 2002, the Company adopted SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure, an
amendment of FASB Statement No. 123."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company's disclosure of incentive stock compensation plans is included in Note 13, herein.  The Company has adopted only the disclosure provisions of SFAS No. 148.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

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

                                                            May 31,      November 30,
                                                             2003           2002
                                                           ---------      ---------
Finished Products                                          $  53,937      $  52,359
Materials and Supplies                                        22,114         20,373
Products in Process                                           15,363         15,288
                                                           ---------      ---------
                                                           $  91,414      $  88,020
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                              Six Months Ended
                                                                   May 31,
                                                          ------------------------
                                                             2003           2002
                                                          ---------      ---------
Interest Paid                                             $   3,329      $   3,842

Income Taxes Paid                                         $     758      $   3,592

 Note 5.  Joint Ventures

                     Operating results of joint ventures, which
  were accounted for under the equity method, were as follows:

                              Three Months Ended              Six Months Ended
                                    May 31,                        May 31,
                          ------------------------        ------------------------
                            2003           2002             2003           2002
                          ---------      ---------        ---------      ---------
Net Sales                 $  56,733      $  52,105        $ 103,785      $ 103,834

Gross Profit              $   6,561      $  13,476        $  13,723      $  28,403

Net Income                $   3,820      $   6,137        $   7,607      $  13,442

  Amounts shown above include the operating
  results of Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and
  Oasis-Ameron, Ltd. for the three and six months ended March 31, 2003 and 2002 and TAMCO for the three and six months ended May 31, 2003 and 2002.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using
  the treasury stock method.  For the three months ended May 31, 2003, options to purchase
21,000 common shares were anti-dilutive, while options to purchase 36,000 common shares were anti-dilutive for the six months ended May 31, 2003.  All outstanding common stock equivalents were dilutive for the three months ended May 31, 2002, while options to purchase
21,000 common shares were anti-dilutive for the six months ended May 31, 2002.   Following is a reconciliation of the
  weighted average number of shares used in the computation of basic and diluted net income per share:

                                              Three Months Ended                Six Months Ended
                                                    May 31,                          May 31,
                                           ------------------------         ------------------------
                                             2003           2002              2003           2002
                                           ---------      ---------         ---------      ---------
   Basic Average Common
      Shares Outstanding                   7,849,824      7,748,690         7,838,682      7,747,352

   Dilutive Effect of
      Common Stock Equivalents               240,127        581,566           219,392        557,162
                                           ---------      ---------         ---------      ---------
   Diluted Average Common
      Shares Outstanding                   8,089,951      8,330,256         8,058,074      8,304,514
                                           =========      =========         =========      =========

On March 26, 2003 the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend of one additional common share for every outstanding common share held by stockholders of record on May
1, 2003, payable May 27, 2003.  The weighted average number of shares shown above and per share information on the consolidated statements of income reflect the Company's shares and earnings and dividends per share on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                   Three Months Ended           Six Months Ended
                                                        May 31,                      May 31,
                                               ------------------------     ------------------------
                                                 2003           2002          2003           2002
                                               ---------      ---------     ---------      ---------
  Net Income                                   $   7,825      $   7,562     $  10,000      $   9,333
  Foreign Currency Translation
    Adjustment                                     4,867          4,228         9,539          3,674
  Comprehensive Income from Joint Venture            251            517         1,177            537
                                               ---------      ---------     ---------      ---------
  Comprehensive Income                         $  12,943      $  12,307     $  20,716      $  13,544
                                               =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                     May 31,      November 30,
                                                                      2003           2002
                                                                    ---------      ---------
Fixed-rate secured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                            $  33,333      $  33,333
Fixed-rate secured notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                            50,000             --
Variable-rate industrial development bonds,
  payable in 2016 (1.25% at May 31, 2003)                               7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.40% at May 31, 2003)                               8,500          8,500
Variable-rate secured bank revolving credit
  facilities; payable in 2006 (2.60% at May 31, 2003)                   9,189             --
Variable-rate bank revolving credit
  facilities                                                               --         62,123
                                                                    ---------      ---------
Total long-term debt                                                  108,222        111,156

  Less current portion                                                 (8,333)        (8,333)
                                                                    ---------      ---------
Long-term debt, less current portion                                $  99,889      $ 102,823
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

                                                              Three Months Ended           Six Months Ended
                                                                    May 31,                     May 31,
                                                           -----------------------      -----------------------
                                                             2003          2002           2003          2002
                                                           ---------     ---------      ---------     ---------
Sales
 Performance Coatings & Finishes                           $  50,732     $  48,691      $  90,036     $  86,916
 Fiberglass-Composite Pipe                                    27,699        19,633         54,931        41,226
 Water Transmission                                           36,656        40,500         71,021        73,879
 Infrastructure Products                                      32,524        29,551         63,127        57,300
 Eliminations                                                    233          (276)          (650)         (520)
                                                           ---------     ---------      ---------     ---------
  Total Sales                                              $ 147,844     $ 138,099      $ 278,465     $ 258,801
                                                           =========     =========      =========     =========

Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                           $   3,411     $   2,916      $   3,608     $   2,216
 Fiberglass-Composite Pipe                                     6,913         2,981         11,093         5,383
 Water Transmission                                            6,426         7,381          8,802        12,003
 Infrastructure Products                                       3,758         3,620          6,577         6,596
 Corporate & Unallocated                                      (7,044)       (4,172)       (11,852)       (8,480)
                                                           ---------     ---------      ---------     ---------
  Total Income Before Interest
     and Income Taxes                                      $  13,464     $  12,726      $  18,228     $  17,718
                                                           =========     =========      =========     =========

                                                                                         May 31,     November 30,
                                                                                          2003          2002
                                                                                        ---------     ---------
Assets
 Performance Coatings & Finishes                                                        $ 157,554     $ 138,616
 Fiberglass-Composite Pipe                                                                157,131       138,712
 Water Transmission                                                                       106,339       115,078
 Infrastructure Products                                                                   70,908        68,272
 Corporate & Unallocated                                                                  147,401       140,233
 Eliminations                                                                            (145,873)     (137,969)
                                                                                        ---------     ---------
  Total Assets                                                                          $ 493,460     $ 462,942
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

As previously reported, the Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company continues to vigorously defend all such lawsuits.  As of May 31, 2003, the Company was a defendant in asbestos-related cases involving 17,426 claimants, compared to
13,135 claimants as of February 28, 2003.

The Company is one of numerous defendants in various pending lawsuits involving, as of May 31, 2003, 5,958
individuals or their representatives alleging personal injury from exposure to silica-containing products.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all such lawsuits.

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

Changes in the product warranty accrual for the six months ended
May 31, 2003 were as follows:

Balance, Beginning of Period                                             $   4,257
Payments                                                                    (1,539)
Change in Liability for Warranties Issued During the Period                  1,560
Change in Liability for Preexisting Warranties                                   -
                                                                         ---------
Balance, End of Period                                                   $   4,278
                                                                         =========

Note 12.  Goodwill and Other Intangible
Assets

During the six months ended May 31, 2003, the
Company performed a goodwill impairment test and determined that no impairment existed as of December 1, 2002.  Changes in the
Company's goodwill by business segment were as follows:

                                                            Foreign Currency
                                                                 Translation
Segment                                    November 30,2002      Adjustments    Impairments        May 31, 2003
-------------------------------------    ------------------   --------------    -----------    ----------------
Performance Coatings & Finishes Group            $   10,701       $      448     $        -          $   11,149
Fiberglass-Composite Pipe Group                       1,440                -              -               1,440
Water Transmission Group                                  -                -              -                   -
Infrastructure Products Group                           201                -              -                 201
                                                  ---------        ---------      ---------           ---------
Total                                            $   12,342       $      448     $        -          $   12,790

                                                  =========        =========      =========           =========

The following summarizes the
pro forma impact of excluding goodwill amortization from the Company's operating results (per share data are adjusted to reflect the two-for-one stock split completed in May 2003):

                                              Three Months Ended,        Six Months Ended,
                                                   May 31,                    May 31,
                                           ------------------------   ------------------------

                                             2003          2002         2003           2002
                                           ---------      ---------   ---------      ---------
Reported Net Income                        $   7,825      $   7,562   $  10,000      $   9,333
Goodwill Amortization Expense,
  net of tax                                       -             43           -            112
                                           ---------      ---------   ---------      ---------
Pro Forma Net Income                       $   7,825      $   7,605   $  10,000      $   9,445
                                           =========      =========   =========      =========
Basic Net Income Per Share:
  As Reported                              $    1.00      $     .98   $    1.28      $    1.21
  Pro Forma                                $    1.00      $     .98   $    1.28      $    1.22

Diluted Net Income Per Share:
  As Reported                              $     .97      $     .91   $    1.24      $    1.12
  Pro Forma                                $     .97      $     .91   $    1.24      $    1.14

The Company's intangible assets and
related accumulated amortization consisted of the following:

                                                 May 31, 2003                          November 30, 2002
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,044          $  (1,923)          $   1,961           $  (1,804)
Non-Compete Agreements                           2,105             (1,703)              2,105              (1,591)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,291          $  (5,768)          $   6,208           $  (5,537)

                                              ========          =========            ========           =========

All intangible assets are subject to amortization.
Amortization expense for the three and six months ended May 31, 2003 was $46 and
$140, respectively.
At May 31, 2003, estimated future amortization expense is as follows:  $139 for the second half of fiscal year 2003, $302 for fiscal year
2004 and $82 for fiscal year 2005.

Note 13.  Incentive Stock Compensation
Plans

The Company applies Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its various stock option plans.
The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation" and SFAS No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure,"
which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123
(per share data are adjusted to reflect the two-for-one stock split completed in May
2003):

                                                       Three Months Ended,        Six Months Ended,
                                                            May 31,                    May 31,
                                                    ------------------------   ------------------------

                                                      2003           2002        2003           2002
                                                    ---------      ---------   ---------      ---------
Reported Net Income                                 $   7,825      $   7,562   $  10,000      $   9,333
Add:  Stock-based employee compensation expense
  included in reported net income, net of tax             606            370         453            974

Deduct:  Total stock-based employee compensation
  expense determined under fair value based

  method for all awards, net of tax                      (206)          (231)       (403)          (462)

                                                    ---------      ---------   ---------      ---------
Pro Forma Net Income                                $   8,225      $   7,701   $  10,050      $   9,845
                                                    =========      =========   =========      =========
Basic Net Income Per Share:
  As Reported                                       $    1.00      $     .98   $    1.28      $    1.21
  Pro Forma                                         $    1.05      $     .99   $    1.28      $    1.27

Diluted Net Income Per Share:
  As Reported                                       $     .97      $     .91   $    1.24      $    1.12
  Pro Forma                                         $    1.02      $     .92   $    1.25      $    1.19

   Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

May 31, 2003

INTRODUCTION

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2002 Annual Report. Reference should also be made to the
  financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Liquidity and Capital Resources and
Results of Operations are based upon the Company's consolidated financial statements,
which have been prepared in accordance with accounting
principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the
basis for making judgments about
the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those

estimates.  The
following critical accounting policies and estimates affect the preparation of the Company's consolidated financial statements.

The Company's significant accounting policies are disclosed in Note 1 of
Notes to Consolidated Financial Statements in the Company's 2002 Annual
Report.  Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of
Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the
Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive loss.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive loss.  Accelerated payment of intercompany advances could impact the components of equity on the
Company's consolidated balance sheets but would not be expected to impact consolidated income statements.  Gains or losses
resulting from foreign currency transactions are included in other income.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collectibility is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products manufactured under enforceable and binding construction contracts typically are designed for specific applications, are not interchangeable between projects, and are not manufactured  for stock.  In some cases, if products are manufactured
for stock or are not related to specific construction contracts, revenue is recognized under the same
criteria used by the other three segments.    Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

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
Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  A significant reduction in demand or significant worsening of customer credit quality could materially impact the Company's consolidated financial statements.  Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally 3 to
40 years.

Investments in joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's  equity in undistributed earnings or losses since acquisition.  Reserves are provided when management determines that a portion of the investment or earnings may not be realizable and that such loss in value is other than temporary.  Different estimates and assumptions could affect the amount of equity income recognition, which could materially affect the Company's consolidated financial statements.

The Company reviews long-lived assets for
impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related assets to estimated fair value.

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.
Significantly different estimates could materially impact the Company's consolidated financial statements.

Defined benefit pension plans and postretirement health care and life insurance benefit plans require estimating the cost of benefits to be provided well into the future and attributing that cost to the time period each covered employee works.  To record these net assets and obligations, management uses estimates relating to assumed inflation, investment returns, mortality, employee turnover, rate of compensation increases, medical costs and discount rates.  Management along with third-party actuaries review these assumptions on an ongoing basis.  Use of significantly different estimates could materially impact the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 2003, the Company generated
$22.8 million of cash
from operating
  activities compared to $.2 million generated from operations for the same period in
2002.
  The higher operating cash flow in 2003 was due to higher income, higher dividends from affiliated companies, and a net increase in operating liabilities partially offset by an increase in operating assets.

Net cash of $8.4 million was used in investing activities for the six months ended May 31, 2003, compared to $5.8 million used in the same period in 2002.  Cash used in investing activities consisted primarily of capital expenditures for normal replacement and upgrades of machinery and
  equipment.  Additionally, a distribution warehouse was purchased in 2003 for
$1.3 million.  Management estimates that capital expenditures during fiscal
2003
  will be between $15.0 and $25.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities was $9.0 million in
2003, compared to $1.5 million provided by financing activities in 2002.
The net cash used in 2003 resulted from the net repayment of debt of $5.2 million, debt issuance costs of $1.5 million, and $2.8 million for payment of common stock dividends.

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

Cash and cash equivalents at May 31,
2003 totaled $16.4 million, an increase of $6.0 million from November 30,
2002.  At May 31, 2003, the Company had total debt outstanding of $108.2 million and approximately $103 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing level and the weighted-average borrowing level in the six month period ended May 31, 2003 was $166.6 million and $113.8 million, respectively.

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
Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

On March 26, 2003, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock, payable on May 20, 2003 to stockholders of record on April 24, 2003.  The Company's recent historical practice has been to pay dividends on its common stock of $.16 per quarter
(adjusted to reflect the two-for-one stock split completed in May 2003).

The Company's contractual obligations and commercial commitments at
  May 31, 2003 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      2 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $108,222    $  8,333   $ 26,666  $37,523    $35,700
Operating Leases                                          37,342       4,418      6,346    3,954     22,624
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $145,564    $ 12,751   $ 33,012  $41,477    $58,324
                                                         ==================================================
                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   2 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Lines of Credit (a)                                          $    --     $    --    $ --     $ --      $ --
Standby Letters of Credit (c)                                  1,649       1,649      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $ 1,649     $ 1,649    $ --     $ --      $ --
                                                         ==================================================
(a) Included in long-term debt is $9,189 outstanding under a revolving credit facility, due in 2006, and bank lines supported by the Revolver.  Lines of credit represent short-term borrowings by the
    Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit supporting industrial development bonds that have principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

Net income totaled $7.8 million, or $.97 per diluted share, on sales of
$147.8 million for the quarter ended May 31, 2003, compared to net income of $7.6 million, or
$.91 per diluted share,
  on sales of $138.1 million for the same period in 2002. All operating segments, except Water Transmission, had higher sales and higher segment income.  The overall
improvement in net income came from higher sales, gross margins and equity income partially offset by higher selling, general and administrative expenses and lower other income.

Net income totaled $10.0 million, or $1.24 per
diluted share, on sales of $278.5 million for the six months ended May 31, 2003, compared to net income of $9.3 million, or $1.12 per diluted share, on sales of
$258.8 million for the same period in 2002.  Higher segment income from the
Performance Coatings & Finishes Group and Fiberglass-Composite Pipe Group
offset lower segment income from the Water Transmission Group.  The overall improvement in net income came from higher sales and gross profits and lower interest expense.

Sales

Sales increased by $9.7 million in the second quarter of 2003, compared to the same period in 2002.  While all operating segments, except the Water Transmission Group improved, the largest gain came from the Company's Fiberglass-Composite Pipe business.  The Fiberglass-Composite Pipe Group benefited from strong demand in Asia for fiberglass piping for construction of offshore oil and marine vessels.

Sales increased by $19.7 million for the six
months ended May 31, 2003, compared to the same period in 2002.  All segments but the Water Transmission Group improved, with the largest gains by both the Fiberglass-Composite Pipe Group and the
Infrastructure Products Group.  The Fiberglass-Composite Pipe Group  benefited from strong demand in Asia for fiberglass piping for construction of offshore oil and marine vessels while the Infrastructure Products Group benefited from strong housing and general construction markets.

Performance Coatings & Finishes' sales increased by
$2.0 million in the second quarter and $3.1 million for the six months ended May
31, 2003, compared to the same periods in 2002.  The three-month and six-month sales increases resulted from appreciation of foreign currencies relative to the U.S. dollar.  Sales in local currencies by operations
outside the U.S. were flat, while sales in the U.S. were lower.   Sales of protective coatings in the
U.S. declined due to continued sluggishness in U.S.

industrial and
marine markets caused by the general economic slowdown and
partly due to deferred maintenance of currently deployed U.S. Navy ships.
The short-term outlook for the Performance Coatings & Finishes Group has improved slightly, with full recovery dependent on improvement in worldwide industrial, oilfield and marine markets for protective coatings.

Fiberglass-Composite Pipe's sales increased
by $8.1 million in the second quarter and $13.7 million for the six months ended
May 31, 2003, compared to the same periods in 2002.  The increases were due primarily to
the strength of Asian operations and partly to favorable foreign exchange rates.  Sales to industrial markets outside of Asia declined, reflecting the weak market caused by general economic
conditions.  Sales of
onshore oilfield piping improved as oilfield spending increased.  The near-term outlook for
the Fiberglass-Composite Pipe Group remains positive.

The Water Transmission Group's sales
decreased by $3.8 million in the second quarter and $2.9 million for the six months ended May 31, 2003, compared to the same periods in 2002.  Sales of concrete and steel pipe for fresh and waste water applications declined due to a cyclical slowdown in the water market.  Sales of fabricated bridge pilings for the San Francisco/Oakland Bay Bridge offset much of the decline.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The longer-term outlook for Water Transmission remains positive.

Infrastructure Products' sales increased by
$3.0 million in the second quarter and $5.8 million for the six months ended May
31, 2003, compared to the same periods in 2002.
Hawaiian and pole operations continued to benefit from the strong housing and commercial construction spending, which was spurred by low interest rates.
The outlook for the Infrastructure Products Group remains positive.

Gross Profit

Gross profit in the second quarter was $40.3 million, or
27.3% of sales, and $73.0 million, or 26.2% of sales, for the six months ended May
31, 2003, compared to $35.6 million, or 25.8% of sales, and $66.0 million, or
25.5 % of sales, respectively, for the same periods in 2002.  Gross profit increased due to higher sales and improved margins.  Overall margins improved primarily due to a change in product mix as the proportion of higher-margin fiberglass pipe sales increased.

Gross profits and
margins of the Performance Coatings & Finishes and the Infrastructure
Products Groups remained relatively flat during the second quarter and the six months ended May 31, 2003, compared with the same periods in 2002.  Profit margins of the Water Transmission Group declined during the same periods, primarily due to the change in product mix as sales shifted to lower-margin fabricated steel pilings.  More than offsetting the margin decline of the Water Transmission Group, the Fiberglass-Composite Pipe Group's margins improved during the quarter and year-to-date periods, compared to the same periods in 2002.  Fiberglass-Composite Pipe margins improved due to lower raw material costs and improved operating efficiencies associated with cost containment programs and more balanced plant utilization.

Gross profits of the
Water Transmission Group fell $4.1 million in the first half of 2003, compared to the same period in 2002.  The decline came approximately
$.8 million from lower sales, $2.2 million from the change in product mix and
$1.1 million from higher operating costs.  Gross profits of the
Fiberglass-Composite Pipe Group increased $7.6 million in the first half of 2003, compared to the first six months of 2002.  The improvement came approximately $3.5 million from higher sales, $1.5 million from lower raw material costs and $2.6 million from improved plant utilization and lower operating costs.

Selling, General and Administration Expenses

Selling, general and administrative
("SG&A") expenses totaled $32.0
million, or 21.6% of sales, for the second quarter, and $60.6 million, or 21.7% of sales, for the six months ended May 31, 2003, compared to $28.1 million, or 20.4% of sales, and $55.4 million, or 21.4% of
sales, respectively, for the same periods in 2002.

Compared to the second quarter of
2002, as anticipated, SG&A in the second quarter of 2003 increased due to almost
$1.9 million higher pension costs, $.4 million higher insurance costs and $.5 million for increased product development costs.

Compared to the first
half of 2002, SG&A in 2003 increased because of higher sales, higher pension and insurance costs of
$4.6 million, and higher severance costs related to
a cost reduction program by the European coatings operations of $.7 million.  Offsetting the increased costs were savings from additional cost reduction programs implemented in 2002 in worldwide Fiberglass-Composite Pipe operations and U.S. coatings operations.
Also reducing SG&A was a net recovery
of $.9 million representing amounts agreed to be reimbursed to the
Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement with the USBR of the Central Arizona
Project lawsuits reached in January 2003.

Equity and Other Income

Equity in earnings of joint ventures in the second quarter increased $1.0 million and was flat for the six months ended May 31, 2003, compared to the same periods of 2002.  The increase
was due to higher income from Ameron's concrete-pipe venture in Saudi Arabia, which offset a continued decline by TAMCO, Ameron's 50%-owned steel mini-mill in California.  Equity income for the
remainder of 2003 is expected to be lower than in the second half of 2002.

Other income
includes royalties and fees from licensees, foreign currency transaction gains and losses and other miscellaneous income.
Other income declined $1.2 million in the second quarter and $1.3 million in the first half of 2003.  The declines came primarily from lower income from cost investments and foreign currency transaction losses.  Royalties and fees for the second quarter totaled $.5 million and $1.1 million for the six months ended May 31, 2003, compared to $.6 million and $1.0 million, respectively, for the same periods in 2002.

Interest

Interest
expense totaled $1.8 million for the second quarter and $3.3 million for the six months ended May 31, 2003, compared to $1.6 million and $4.0 million, respectively, for the same periods in 2002.  The quarterly increase came despite lower borrowing levels because of the higher interest, fixed-rate notes placed earlier in 2003.  The six-month decrease
reflected lower average borrowing levels in 2003.

Provision for Income Taxes

The effective tax rate was
  33% for the
  second quarter and six months ended May 31, 2003 compared to 32% for the same periods in 2002. The higher effective tax rate reflected the anticipated, full-year mix of income from domestic operations, foreign operations and joint ventures.  Income from certain foreign operations and joint ventures is taxed at rates lower than U.S.
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
  statements.

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

As previously reported, the Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company continues to vigorously defend all such lawsuits.  As of May 31, 2003, the Company was a defendant in asbestos-related cases involving 17,426 claimants, compared to
13,135 claimants as of February 28, 2003.

The Company is one of numerous defendants in various pending lawsuits involving, as of May 31, 2003, 5,958
individuals or their representatives alleging personal injury from exposure to silica-containing products.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  The Company intends to vigorously defend all such lawsuits.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $26.5 million of  consolidated retained earnings were not restricted at May 31, 2003.

Item 4. Submission of Matters to a Vote of
  Security Holders

The Company's Annual Meeting of Stockholders was
  held on March 26, 2003.  Represented at the meeting, in person or by proxy, were 3,706,477 shares of common stock (93.8% of the total shares outstanding as of the date of the meeting).  Stockholders voted on the following matters at this meeting:

 1.    Election of
  Directors

The three nominees named in the Company's proxy
  statement, Messrs. Barker, King and Peppercorn, having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 3,579,930 votes on a cumulative basis.

Other directors whose terms of office continued
  after the meeting are:  David Davenport, J. Michael Hagan, Terry L.
  Haines, Thomas L. Lee, James S. Marlen and Dennis C. Poulsen.

 2.    Proposal to Ratify
  the Appointment of Auditors

3,573,381 shares (96.4% of the shares represented
  at the meeting and 90.5% of the total shares outstanding as of the date of the meeting) voted in favor of the
  proposal to ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for fiscal year 2003.  Of the shares represented at the meeting, 124,859 (3.4%) voted against the proposal.

 3.    Proposal to Approve
  the Key Executive Long-Term Cash Incentive Plan

3,454,412 shares (93.2% of the shares represented
  and voting and 87.5% of the total shares outstanding as of the date of the meeting) voted in favor of the proposal to approve the Key Executive Long-Term Cash Incentive Plan.  Of the
  shares represented at the meeting, 134,082 shares (3.6%) voted against the proposal.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on March 26, 2003  to
  report the Company's financial results for the first quarter ended February
  28, 2003, as reported in a press
  release dated March 26, 2003.

A Form 8-K was filed on March 27, 2003  to
  report the Company's announcement of a 25% dividend increase and a two-for-one stock split, as reported in a press
  release dated March 27, 2003.

A Form 8-K was filed on May 22, 2003 to report
  the Company's change in independent auditors from Deloitte & Touche LLP to
  PricewaterhouseCoopers LLP.

A Form 8-K was filed on May 27, 2003 to
  report the Company's completion of its two-for-one stock split, as reported in a press release dated May 27, 2003.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation

Date: July 1, 2003

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
July 1, 2003

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
July 1, 2003

                                                   /s/ James S. Marlen
                                                ---------------------------------

                                                      James S. Marlen
Chairman of the Board, President & Chief Executive Officer