Form 10-Q
period 2003-08-31
AMERON INTERNATIONAL CORP
filed 2003-10-08
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 8,081,624 on August 31, 2003. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            13

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       18
  Item 4.   Controls and Procedures                                   18

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         19

  Item 2.   Changes in Securities                                     19
  Item 6.   Exhibits and Reports on Form 8-K                          19

INDEX OF EXHIBITS                                                     20
SIGNATURE PAGE                                                        21
CERTIFICATIONS                                                     22

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                                   August 31,                       August 31,
                                                            -------------------------       -------------------------
                                                               2003          2002              2003          2002
                                                            -----------   -----------       -----------   -----------
Sales                                                       $   155,174   $   138,813       $   433,639   $   397,614
Cost of Sales                                                  (112,730)     (102,260)         (318,213)     (295,058)
                                                            -----------   -----------       -----------   -----------
Gross Profit                                                     42,444        36,553           115,426       102,556

Selling, General and
 Administrative Expenses                                        (32,078)      (25,312)          (92,636)      (80,688)
Equity in Earnings of Joint Venture                                 250           819                89         3,439
Other Income, Net                                                 2,715         3,230             8,680         7,701
                                                            -----------   -----------       -----------   -----------
Income before Interest
 and Income Taxes                                                13,331        15,290            31,559        33,008

Interest Income                                                      17            50               108           135
Interest Expense                                                 (1,838)       (1,726)           (5,232)       (5,804)
                                                            -----------   -----------       -----------   -----------
Income before Income Taxes                                       11,510        13,614            26,435        27,339

Provision for Income Taxes                                       (3,799)       (4,903)           (8,724)       (9,295)
                                                            -----------   -----------       -----------   -----------
Net Income                                                  $     7,711   $     8,711       $    17,711   $    18,044
                                                            ===========   ===========       ===========   ===========
Net Income per Share (Basic)                                $       .97   $      1.12       $      2.25   $      2.33
                                                            ===========   ===========       ===========   ===========
Net Income per Share (Diluted)                              $       .94   $      1.06       $      2.19   $      2.18
                                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Basic)                               7,945,157     7,785,014         7,874,174     7,759,906
                                                            ===========   ===========       ===========   ===========
Weighted Average Shares (Diluted)                             8,194,581     8,229,074         8,103,576     8,279,368
                                                            ===========   ===========       ===========   ===========
Cash Dividends per Share                                    $       .20   $       .16       $       .56   $       .48
                                                            ===========   ===========       ===========   ===========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                   August 31,     November 30,
                                                     2003            2002
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  21,054       $  10,360
  Receivables, Less Allowances of $7,766
    in 2003 and $6,652 in 2002                       146,332         131,283
  Inventories                                         84,206          88,020
  Deferred Income Taxes                               16,631          16,528
  Prepaid Expenses and Other Current Assets           11,028           6,671
                                                   ---------       ---------
    Total Current Assets                             279,251         252,862
Investments and Advances in Joint Ventures            19,166          18,927
Property, Plant and Equipment, Net                   147,398         145,242
Intangible Assets, Net of Accumulated Amortization
  of $9,216 in 2003 and $8,551 in 2002                13,119          13,013
Other Assets                                          38,046          32,898
                                                   ---------       ---------
Total Assets                                       $ 496,980       $ 462,942
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $     156       $   1,009
  Current Portion of Long-Term Debt                    8,333           8,333
  Trade Payables                                      42,211          46,295
  Accrued Liabilities                                 54,177          45,994
  Income Taxes Payable                                 4,855           2,026
                                                   ---------       ---------
    Total Current Liabilities                        109,732         103,657
Long-Term Debt, Less Current Portion                  96,894         102,823
Other Long-Term Liabilities                           52,848          44,636
                                                   ---------       ---------
  Total Liabilities                                  259,474         251,116
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    8,081,624 Shares in 2003 and 3,945,662
    in 2002, Net of Treasury Shares                   26,854          13,198
  Additional Paid-In Capital                          14,103          23,950
  Unearned Restricted Stock                           (1,652)         (2,164)
  Retained Earnings                                  283,696         270,449
  Accumulated Other Comprehensive Loss               (36,972)        (44,948)
  Treasury Stock (2,659,810 Shares
    in 2003 and 1,333,655 in 2002)                   (48,523)        (48,659)
                                                   ---------       ---------
  Total Stockholders' Equity                         237,506         211,826
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 496,980       $ 462,942
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Nine Months Ended
                                                                 August 31,
                                                           -----------------------
                                                             2003           2002
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $ 17,711       $ 18,044
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                            13,667         13,372
     Amortization                                               233            419
     Provision for Deferred Income Taxes                        (46)         1,611
     Net Earnings and Distributions from Joint Ventures         186           (414)
     Gain from Sale of Assets                                (2,541)           (70)
     Stock Compensation Expense                                 584            540
     Other                                                      371             --
  Changes in Operating Assets and Liabilities:
     Receivables                                            (11,200)         6,976
     Inventories                                              5,248          7,875
     Prepaid Expenses and Other Current Assets               (4,231)        (1,373)
     Other Assets                                            (3,341)          (880)
     Trade Payables                                          (5,617)        (4,541)
     Accrued Liabilities and Income Taxes Payable            10,407          2,247
     Other Long-Term Liabilities                              8,085         (7,027)
                                                           --------       --------
      Net Cash Provided by Operating Activities              29,516         36,779
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                3,292            370
  Additions to Property, Plant and Equipment                (12,892)       (10,570)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (9,600)       (10,200)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                        (1,497)        (3,165)
  Issuance of Debt                                           64,203            785
  Repayment of Debt                                         (70,123)       (22,600)
  Debt Issuance Costs                                        (1,659)            --
  Dividends on Common Stock                                  (4,464)        (3,754)
  Issuance of Common Stock                                    3,737          1,279
  Change in Treasury Stock                                      136             --
                                                           --------       --------
      Net Cash Used in Financing Activities                  (9,667)       (27,455)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   445            (83)
                                                           --------       --------
Net Change in Cash and Cash Equivalents                      10,694           (959)
Cash and Cash Equivalents at Beginning of Period             10,360         11,315
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 21,054       $ 10,356
                                                           ========       ========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                (Dollars In Thousands Except Per Share Data)

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
  "Ameron" or the "Registrant") at August 31, 2003, and its consolidated results of operations and cash flows for the three and nine months ended August 31, 2003 and 2002.
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

Certain prior period balances have
  been reclassified to conform with the current period presentation.

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
64, "Extinguishments of Debt Made to Satisfy Sinking-Fund
Requirements."  In so doing, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and, if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30,
"Reporting the Results of Operations-Reporting the Effects of Disposal of a
Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring
Events and Transactions" are met.  SFAS No. 145 amends SFAS No. 13,
"Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.  The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial statements.

The Company adopted SFAS No. 146, "Accounting for Exit or
Disposal Activities," during the quarter ended February 28,2003.
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

Effective December 1, 2002, the Company adopted SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure, an
amendment of FASB Statement No. 123."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company's disclosure of incentive stock compensation plans is included in Note 13, herein.  The Company has adopted only the disclosure provisions of SFAS No. 148.  The adoption of the disclosure provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements.

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
  Inventories
  consisted of
  the following:

                                                           August 31,    November 30,
                                                             2003           2002
                                                           ---------      ---------
Finished Products                                          $  52,045      $  52,359
Materials and Supplies                                        20,722         20,373
Products in Process                                           11,439         15,288
                                                           ---------      ---------
                                                           $  84,206      $  88,020
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                             Nine Months Ended
                                                                 August 31,
                                                          ------------------------
                                                             2003           2002
                                                          ---------      ---------
Interest Paid                                             $   3,497      $   4,705

Income Taxes Paid                                         $   5,737      $   5,214

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                   Three Months Ended              Nine Months Ended
                                       August 31,                      August 31,
                                ------------------------        ------------------------
                                  2003           2002             2003           2002
                                ---------      ---------        ---------      ---------
      Net Sales                 $  45,830      $  37,062        $ 119,912      $  97,285

      Gross Profit              $   2,475      $   4,489        $   5,087      $  14,955

      Net Income                $     501      $   1,638        $     179      $   6,427

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.  The Company has  consistently reserved amounts not realized from these Saudi Arabian joint ventures.

Earnings and dividends from the
Company's  joint ventures were as follows:

                                Three Months Ended              Nine Months Ended
                                    August 31,                      August 31,
                             ------------------------        ------------------------
                               2003           2002             2003           2002
                             ---------      ---------        ---------      ---------

Earnings from Joint Ventures
   TAMCO                     $     250      $     819        $      89      $   3,439
   ASAL                             --          3,310            2,633          3,310
   BL                              397             63            2,635          2,263
   OAL                               1             --               98             --
   Amercoat Mexicana               312             --              312            327

Dividends Received from Joint Ventures
   TAMCO                     $      --     $    1,100        $     275      $   3,025
   ASAL                             --          3,310            2,633          3,310
   BL                              397          2,263            2,635          2,263
   OAL                               1             --               98             --
   Amercoat Mexicana               312             --              312            327

Earnings from ASAL, BL, OAL, and
Amercoat Mexicana are included in other income.  The Company sold its interest in
Amercoat Mexicana in August 2003.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using
  the treasury stock method.  For the three and nine months ended August 31, 2003, options to purchase
21,000 common shares were anti-dilutive.  For the three and nine months
ended August 31, 2002, options to purchase 21,000 common shares were also anti-dilutive.   Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                             Three Months Ended                Nine Months Ended
                                                  August 31,                       August 31,
                                           ------------------------         ------------------------
                                             2003           2002              2003           2002
                                           ---------      ---------         ---------      ---------
   Basic Average Common
      Shares Outstanding                   7,945,157      7,785,014         7,874,174      7,759,906

   Dilutive Effect of
      Common Stock Equivalents               249,424        444,060           229,402        519,462
                                           ---------      ---------         ---------      ---------
   Diluted Average Common
      Shares Outstanding                   8,194,581      8,229,074         8,103,576      8,279,368
                                           =========      =========         =========      =========

On March 26, 2003 the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend of one additional common share for every outstanding common share held by stockholders of record on May
1, 2003, payable May 27, 2003.  The weighted-average number of shares shown above and per share information on the consolidated statements of income reflect the Company's shares and earnings and dividends per share on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                      Three Months Ended          Nine Months Ended
                                                          August 31,                  August 31,
                                                  ------------------------     ------------------------
                                                    2003           2002          2003           2002
                                                  ---------      ---------     ---------      ---------
  Net Income                                      $   7,711      $   8,711     $  17,711      $  18,044
  Foreign Currency Translation
    Adjustment                                       (2,494)         1,774         7,045          5,448
  Comprehensive (Loss) Income from Joint Venture       (246)           218           931            755
                                                  ---------      ---------     ---------      ---------
  Comprehensive Income                            $   4,971      $  10,703     $  25,687      $  24,247
                                                  =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                    August 31,    November 30,
                                                                      2003           2002
                                                                    ---------      ---------
Fixed-rate secured notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                            $  33,333      $  33,333
Fixed-rate secured notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                            50,000             --
Variable-rate industrial development bonds,
  payable in 2016 (.95% at August 31, 2003)                             7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.10% at August 31, 2003)                            8,500          8,500
Variable-rate secured bank revolving credit
  facilities; payable in 2006 (3.51% at August 31, 2003)                6,194             --
Variable-rate bank revolving credit
  facilities                                                               --         62,123
                                                                    ---------      ---------
Total long-term debt                                                  105,227        111,156

  Less current portion                                                 (8,333)        (8,333)
                                                                    ---------      ---------
Long-term debt, less current portion                                $  96,894      $ 102,823
                                                                    =========      =========

In January 2003, the Company finalized a
three-year, $100,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until January 2006, when all borrowings under the Revolver must be repaid.  Also in January 2003, the Company issued $50,000 of notes payable to an insurance company at a fixed rate of 5.36%.  These fixed-rate notes payable amortize $10,000 per year beginning in November
2005, with a final maturity in November 2009.  The Revolver and the 5.36%
notes payable replaced a $150,000 revolving credit facility that was maintained at November 30, 2002.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.

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

                                                              Three Months Ended           Nine Months Ended
                                                                  August 31,                   August 31,
                                                           -----------------------      -----------------------
                                                             2003          2002           2003          2002
                                                           ---------     ---------      ---------     ---------
Sales
 Performance Coatings & Finishes                           $  49,993     $  47,409      $ 140,029     $ 134,325
 Fiberglass-Composite Pipe                                    30,588        22,705         85,519        63,931
 Water Transmission                                           40,984        34,296        112,005       108,175
 Infrastructure Products                                      33,821        34,582         96,948        91,882
 Eliminations                                                   (212)         (179)          (862)         (699)
                                                           ---------     ---------      ---------     ---------
  Total Sales                                              $ 155,174     $ 138,813      $ 433,639     $ 397,614
                                                           =========     =========      =========     =========

Income (Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                           $   2,572     $   2,912      $   6,180     $   5,128
 Fiberglass-Composite Pipe                                     5,124         1,989         16,217         7,372
 Water Transmission                                            3,806         9,285         12,608        21,288
 Infrastructure Products                                       4,280         4,750         10,857        11,346
 Corporate & Unallocated                                      (2,451)       (3,646)       (14,303)      (12,126)
                                                           ---------     ---------      ---------     ---------
  Total Income Before Interest
     and Income Taxes                                      $  13,331     $  15,290      $  31,559     $  33,008
                                                           =========     =========      =========     =========

                                                                                        August 31,   November 30,
                                                                                          2003          2002
                                                                                        ---------     ---------
Assets
 Performance Coatings & Finishes                                                        $ 154,006     $ 138,616
 Fiberglass-Composite Pipe                                                                148,434       138,712
 Water Transmission                                                                       111,574       115,078
 Infrastructure Products                                                                   70,892        68,272
 Corporate & Unallocated                                                                  151,949       140,233
 Eliminations                                                                            (139,875)     (137,969)
                                                                                        ---------     ---------
  Total Assets                                                                          $ 496,980     $ 462,942
                                                                                        =========     =========

 Note 10.  Commitments
  & Contingencies

As previously reported, the Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by

 the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS
No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 31, 2003, the Company was a defendant in asbestos-related cases involving 17,487 claimants, compared to
17,426 claimants as of May 31, 2003.  For the

 quarter ended August 31,
2003, there were new claims involving 123 claimants, dismissals involving 59 claimants, judgments in favor of the Company involving 3 claimants and no settlements.  Net costs paid by the Company for the quarter ended August
31, 2003 for litigating asbestos-related claims were less than $100.

As
previously reported, the Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to
vigorously defend all such lawsuits.  As of August 31, 2003, the Company was a defendant in silica-related cases involving 6,078 claimants, compared to
5,958 claimants as of May 31, 2003.  For the quarter ended August 31, 2003, there were new claims involving 201 claimants, dismissals involving 81 claimants, no judgments and no settlements.  Net costs paid by the Company for the quarter ended August 31, 2003 for litigating silica-related claims were less than $200.

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
and Guarantees

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  Management establishes product warranty accruals based on
historical experience and other currently available information.

Changes in the product warranty accrual for the
nine months ended
August 31, 2003 were as follows:

Balance, Beginning of Period                                             $   4,257
Payments                                                                    (1,951)
Change in Liability for Warranties Issued During the Period                  2,387
Change in Liability for Preexisting Warranties                                   -
                                                                         ---------
Balance, End of Period                                                   $   4,693
                                                                         =========

Note 12.  Goodwill and Other Intangible
Assets

During the six months ended
May 31, 2003, the
Company performed a goodwill impairment test and determined that no impairment existed as of December 1, 2002.  Changes in the
Company's goodwill by business segment were as follows:

                                                            Foreign Currency
                                                                 Translation
Segment                                    November 30,2002      Adjustments    Impairments     August 31, 2003
-------------------------------------    ------------------   --------------    -----------    ----------------
Performance Coatings & Finishes                  $   10,701       $      328     $        -          $   11,029
Fiberglass-Composite Pipe                             1,440                -              -               1,440
Water Transmission                                        -                -              -                   -
Infrastructure Products                                 201                -              -                 201
                                                  ---------        ---------      ---------           ---------
Total                                            $   12,342       $      328     $        -          $   12,670

                                                  =========        =========      =========           =========

The following summarizes the
pro forma impact of excluding goodwill amortization from the Company's operating results (per share data are adjusted to reflect the two-for-one stock split completed in May 2003):

                                                 Three Months Ended,        Nine Months Ended,
                                                     August 31,                 August 31,
                                              ------------------------   ------------------------

                                                2003          2002         2003           2002
                                              ---------      ---------   ---------      ---------
Reported Net Income                           $   7,711      $   8,711   $  17,711      $  18,044
Goodwill Amortization Expense, net of tax             -             41           -            153
                                              ---------      ---------   ---------      ---------
Pro Forma Net Income                          $   7,711      $   8,752   $  17,711      $  18,197
                                              =========      =========   =========      =========
Basic Net Income Per Share:
  As Reported                                 $     .97      $    1.12   $    2.25      $    2.33
  Pro Forma                                   $     .97      $    1.12   $    2.25      $    2.35

Diluted Net Income Per Share:
  As Reported                                 $     .94      $    1.06   $    2.19      $    2.18
  Pro Forma                                   $     .94      $    1.06   $    2.19      $    2.20

The Company's intangible assets and
related accumulated amortization consisted of the following:

                                                 August 31, 2003                        November 30, 2002
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,001          $  (1,904)          $   1,961           $  (1,804)
Non-Compete Agreements                           2,105             (1,752)              2,105              (1,591)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,248          $  (5,798)          $   6,208           $  (5,537)

                                              ========          =========            ========           =========

All intangible assets are subject to amortization.
Amortization expense for the three and nine months ended August 31, 2003 was $93 and
$233, respectively.
At August 31, 2003, estimated future amortization expense was as follows:  $71 for the remaining three months of 2003, $299 for 2004 and $80 for 2005.

Note 13.  Incentive Stock Compensation
Plans

The Company applies Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its various stock option plans.
The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation" and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure,"
which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123
(per share data are adjusted to reflect the two-for-one stock split completed in May
2003):

                                                             Three Months Ended,        Nine Months Ended,
                                                                 August 31,                 August 31,
                                                          ------------------------   ------------------------

                                                            2003           2002        2003           2002
                                                          ---------      ---------   ---------      ---------
Reported Net Income                                       $   7,711      $   8,711   $  17,711      $  18,044
Add/(Deduct):  Stock-based employee compensation expense/
  (credit) included in reported net income, net of tax          (62)          (572)        391            356

Deduct:  Total stock-based employee compensation
  expense determined under fair value based

  method for all awards, net of tax                            (210)          (231)       (613)          (694)

                                                          ---------      ---------   ---------      ---------
Pro Forma Net Income                                      $   7,439      $   7,908   $  17,489      $  17,706
                                                          =========      =========   =========      =========
Basic Net Income Per Share:
  As Reported                                             $     .97      $    1.12   $    2.25      $    2.33
  Pro Forma                                               $     .94      $    1.02   $    2.22      $    2.28

Diluted Net Income Per Share:
  As Reported                                             $     .94      $    1.06   $    2.19      $    2.18
  Pro Forma                                               $     .91      $     .96   $    2.16      $    2.14

 Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

August 31, 2003

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
statements.

The consolidated financial statements include the accounts of
Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the
Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive loss.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive loss.  Accelerated payment of intercompany advances could impact the components of equity on the
Company's consolidated balance sheets but would not be expected to impact consolidated income statements.  Gains or losses
resulting from foreign currency transactions are included in other income.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  In limited circumstances within the
Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products manufactured under enforceable and binding construction contracts typically are designed for specific applications, are not interchangeable between projects, and are not manufactured  for stock.  In some cases, if products are manufactured
for stock or are not related to specific construction contracts, revenue is recognized under the same
criteria used by the other three segments.    Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

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
Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  A significant reduction in demand or significant worsening of customer credit quality could materially impact the Company's consolidated financial statements.  Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally three to
40 years.

Investments in joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's  equity in undistributed earnings or losses since acquisition.  Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investee's operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd., Bondstrand, Ltd.
and Oasis-Ameron, Ltd. are accounted for under the cost method due to management's current assessment of the Company's  influence over these joint ventures.  The Company has consistently reserved amounts not realized from these Saudi Arabian joint ventures.

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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended August 31, 2003, the Company generated
$29.5 million of cash
from operating
  activities compared to $36.8 million for the same period in
2002.
  The lower operating cash flow in 2003 was due to a net increase in operating assets partially offset by an increase in
operating liabilities.  Much of the asset change came from higher receivables due to increased sales and the timing of collections.
Operating liabilities increased in part due to the increased pension liability and also to deferred payments associated with
the settlement of the Central Arizona Project lawsuits reached in January 2003.

Net cash used in investing activities
totaled $9.6 million for the
nine months ended August 31, 2003, compared to $10.2 million in the same period in 2002.  Net cash used in investing activities consisted of proceeds from the sale of assets, including $3.0 million from the sale of the
Company's interest in a joint venture in 2003, offset by capital expenditures which were primarily for
normal replacement and upgrades of machinery and
  equipment.  Additionally, a distribution warehouse was purchased in 2003 for
$1.3 million.  Management estimates that capital expenditures during fiscal
2003
  will be between $15.0 and $20.0 million. Capital
  expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities was
$9.7 million in
2003, compared to $27.5 million in 2002.
The net cash used in 2003 resulted from the net repayment of debt of $7.4 million, debt issuance costs of $1.6 million, $4.4 million for payment of common stock dividends, and $3.7 million from the issuance of common stock related to the exercise of stock options.

In January 2003, the Company finalized a three-year,
$100 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until January 2006, when all borrowings under the Revolver must be repaid.  Also in January 2003, the Company issued $50 million of notes payable to an insurance company at a fixed rate of 5.36%.  These fixed-rate notes payable amortize $10 million per year beginning in November
2005, with a final maturity in November 2009.  The Revolver and the 5.36%
notes payable replaced a $150 million revolving credit facility that was maintained at November 30, 2002.

The lending agreements contain various
restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $181.5 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $56.7 million as of August 31,
2003.  The Company
is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization
("EBITDA") of no more than 3 times.  As of August 31, 2003 the
Company maintained a debt leverage ratio of 1.66 times EBITDA.  The
Revolver and the notes payable require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of August 31, 2003 qualifying tangible assets equaled
1.65 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of
EBITDA, rental expense and cash taxes must be at least 1.5 times the sum of  interest expense, rental
expense, dividends and scheduled funded debt payments.  As of August 31,
2003 the Company maintained a ratio of 2.4 times.

Cash and cash equivalents at August 31,
2003 totaled $21.1 million, an increase of $10.7 million from November 30,
2002.  At August 31, 2003, the Company had total debt outstanding of $105.2 million and approximately $106 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing level and the average borrowing level in the nine-month period ended August 31, 2003
were $166.6 million    and
$111.2 million,
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

The Company's contractual obligations and commercial commitments at
  August 31, 2003 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      2 - 3    4 - 5    After 5
Contractual Obligations                                   Total       1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $105,227    $  8,333   $ 26,666  $34,528    $35,700
Operating Leases                                          37,028       4,433      6,471    3,953     22,172
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $142,255    $ 12,766   $ 33,137  $38,481    $57,872
                                                         ==================================================
                                                                        Amount of Commitment
                                                                        Expiration Per Period
                                                        ---------------------------------------------------
                                                        Total Amounts  Less than   2 - 3    4 - 5   After 5
Commercial Commitments                                     Committed      1 year   years    years     years
-----------------------------------------------------------------------------------------------------------
Lines of Credit (a)                                          $   156     $   156    $ --     $ --      $ --
Standby Letters of Credit (c)                                  1,645       1,645      --       --        --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                             $ 1,801     $ 1,801    $ --     $ --      $ --
                                                         ==================================================
(a) Included in long-term debt is $6,194 outstanding under a revolving credit facility, due in 2006, and bank lines supported by the Revolver.  Lines of credit represent short-term borrowings by the
    Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit supporting industrial development bonds that have principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

Net income totaled $7.7 million, or
$.94 per diluted share, on sales of $155.2 million for the quarter ended August 31, 2003, compared to net income of
$8.7 million, or $1.06 per diluted share,
  on sales of $138.8 million for the same period in 2002. All operating segments, except the Infrastructure Products Group, had higher sales.
All operating segments had lower segment income except the
Fiberglass-Composite Pipe Group.  The decrease in net income came as higher sales and gross profits were unable to fully offset higher
selling, general and administrative expenses and lower income from joint ventures.

Net income totaled $17.7 million, or
$2.19 per
diluted share, on sales of $433.6 million for the nine months ended August 31, 2003, compared to net income of $18.0 million, or $2.18 per diluted share, on sales of
$397.6 million for the same period in 2002.
All operating segments had higher sales during the first
nine months of 2003.  Higher segment income from the
Performance Coatings & Finishes and Fiberglass-Composite Pipe Groups
offset lower segment income from the Water Transmission and Infrastructure Products
Groups.  The slight decrease in year-to-date net income came primarily from lower income from joint ventures partially offset by higher other income.

Sales

Sales increased by $16.4 million in the
third quarter of 2003,
compared to the same period in 2002.  While all operating segments improved, except
the Infrastructure Products Group, the largest gain came from the Company's Fiberglass-Composite Pipe business.  Continuing the trend of the first half of 2003, the Fiberglass-Composite Pipe Group benefited from strong demand in Asia for fiberglass piping for construction of offshore oil and marine vessels.

Sales increased by $36.0 million for the
nine
months ended August 31, 2003, compared to the same period in 2002.  All segments improved, with the
largest gain by the Fiberglass-Composite Pipe Group.  The Fiberglass-Composite Pipe Group benefited from strong demand in Asia.

Performance Coatings & Finishes' sales increased by
$2.6 million in the third quarter and $5.7 million for the nine months ended
August 31, 2003, compared to the same periods in 2002.  The three-month and nine-month sales increases resulted from appreciation of foreign currencies relative to the U.S. dollar.  Sales in local currencies by operations
outside the U.S. were relatively flat, while sales in the U.S. were lower.   Sales of protective coatings in the
U.S. declined due to continued sluggishness in U.S. chemical/industrial and marine markets caused by the general economic slowdown.  Future improvements by the group remain dependent on increased demand by chemical/industrial markets in the U.S. and Europe.

Fiberglass-Composite Pipe's sales increased
by $7.9 million in the third quarter and $21.6 million for the nine months ended
August 31, 2003, compared to the same periods in 2002.  The three-month and nine-month increases were due
primarily to
the strength of Asian operations and partly to favorable foreign exchange rates.  Year-to-date sales to industrial markets
outside of Asia declined, but quarterly sales improved slightly.  Overall, the industrial markets in the U.S. and Europe have been
depressed due to general economic
conditions.  Sales of
onshore oilfield piping improved for the quarter and nine months as oil prices remained at a relatively high level and oilfield spending increased.  The outlook for the Fiberglass-Composite Pipe Group remains positive.

The Water Transmission Group's sales
increased by $6.7 million in the third quarter and $3.8 million for the nine months ended
August 31, 2003, compared to the same periods in 2002.  The
increases came from sales of fabricated-steel bridge pilings for the San
Francisco/Oakland Bay Bridge.  Sales of concrete and steel pipe for fresh and waste water applications declined during the same periods due to a cyclical slowdown in the water market in the western U.S.  However, in July, Ameron announced that it was awarded the $21 million South San Joaquin Irrigation District project.  Manufacture of water piping for the San Joaquin project commenced in the third quarter, and full production is expected to continue throughout the remainder of 2003.
The backlog and timing of various projects support expectations of a significant fourth-quarter improvement by the Water Transmission Group, and the longer-term outlook for Water Transmission remains positive.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.

Infrastructure Products' sales
decreased by $.8 million in the third quarter and increased by $5.1 million for the nine months ended August 31, 2003, compared to the same periods in 2002.  Sales decreased slightly in the third quarter as sales of steel poles declined due to the lack of steel tubes supplied by an outside vendor.  Throughout 2003, both Hawaiian and pole operations continued to benefit from strong housing and commercial construction spending, which was spurred by low interest rates.  The outlook for the Infrastructure Products Group remains positive.

Gross Profit

Gross profit in the third quarter was
$42.4 million, or 27.4% of sales, and $115.4 million, or 26.6% of sales, for the nine months ended August 31, 2003, compared to $36.6 million, or 26.3% of sales, and
$102.6 million, or 25.8 % of sales, respectively, for the same periods in 2002.  Gross profit increased due to higher sales and improved margins.  Overall margins improved primarily due to a change in product mix as the proportion of higher-margin fiberglass pipe sales increased.

Gross profit and
margins of the Performance Coatings & Finishes and the Infrastructure
Products Groups remained relatively flat during the third quarter and the nine months ended August 31, 2003, compared with the same periods in 2002.  Profit margins of the Water Transmission Group declined during the same periods, primarily due to the change in product mix as sales shifted to lower-margin fabricated steel pilings.  More than offsetting the margin decline of the Water Transmission Group, the Fiberglass-Composite Pipe Group's margins improved during the quarter and year-to-date periods, compared to the same periods in 2002.  Fiberglass-Composite Pipe's margins improved due to lower raw material costs and improved operating efficiencies associated with cost containment programs and more balanced plant utilization.

Gross profit of the
Water Transmission Group fell $4.6 million during the nine months ended August
31, 2003, compared
to the same period in 2002.  The decline came approximately $5.6 million from the change in product mix offset by $1.0 million higher gross profit from higher sales.  Gross profit of the
Fiberglass-Composite Pipe Group increased $12.3 million during the nine months ended August 31,  2003, compared to the same period in 2002.  The improvement came approximately $5.7 million from higher sales, $2.8 million from lower raw material costs and $3.8 million from improved plant utilization and efficiencies.

Selling, General and Administration Expenses

Selling, general and administrative
("SG&A") expenses totaled $32.1
million, or 20.7% of sales, for the third quarter, and $92.6 million, or 21.4% of sales, for the nine
months ended August 31, 2003, compared to $25.3 million, or 18.2% of sales, and
$80.7
million, or 20.3% of
sales, respectively, for the same periods in 2002.

Compared to the third quarter of
2002, SG&A in the third quarter of 2003 increased approximately $6.8 million.
The increase came $1.7 million from higher sales, almost
$1.9 million due to higher pension costs, $.4 million for higher insurance costs and
$2.8 million for increased product development costs and other expenses.

Compared to the nine months ended
August 31, 2002, SG&A in 2003 increased $11.9 million.  The increase came $2.3 million from higher sales, $5.7 million due to higher pension costs,
$1.3 million for higher insurance costs and $2.6 million for increased product development costs and other expenses.  Included in SG&A was a net recovery of $.9 million representing amounts agreed to be reimbursed to the
Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement of the Central Arizona
Project lawsuits reached in January 2003.

Equity in Earnings of Joint
Venture and Other Income

Equity in earnings of joint venture
declined $.6 million for the third quarter and $2.6 million for the nine months ended August 31, 2003, compared to the same periods of 2002.  TAMCO, Ameron's 50%-owned steel mini-mill
in California, suffered throughout 2003 from higher energy and scrap costs.  TAMCO's profitability is expected to improve in the fourth quarter.

Other income
includes earnings from investments accounted for under the cost method, royalties and fees from licensees, foreign currency transaction gains and losses.
Other income decreased $.5 million in the third quarter and increased $1.0 million for the nine months ended August 31, 2003, compared to the same periods in 2002.
The third-quarter decline was due to lower earnings from ASAL, partially offset by a $2.5 million gain on the sale of Ameron's minority
interest in a Mexican coatings venture.  Royalties and fees for the third quarter totaled
$.3 million and $1.4 million
for the nine months ended August 31, 2003, compared to $.4 million and $1.4 million, respectively, for the same periods in 2002.

Interest

Interest
expense totaled $1.8 million for the third quarter and $5.2 million for the nine months ended August 31, 2003, compared to $1.7 million and $5.8 million, respectively, for the same periods in 2002.  The quarterly increase came despite lower borrowing levels because of the higher-interest, fixed-rate notes placed earlier in 2003.  The nine-month decrease
reflected lower average borrowing levels in 2003.

Provision for Income Taxes

The effective tax rate was
  33% for the third quarter and nine months ended August 31, 2003, compared to
  36% and 34%, respectively, for the same
  periods in 2002. The lower effective tax rate reflected the anticipated mix of income from domestic operations, foreign operations and joint ventures for the full year.  Income from certain foreign operations and joint ventures is taxed at rates lower than U.S.
  statutory tax rates.

   Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2002 Annual Report.

   Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 31,
2003 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in

 timely alerting them to
material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2003.

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
  statements.

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

As previously reported, the Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS
No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 31, 2003, the Company was a defendant in asbestos-related cases involving 17,487 claimants, compared to
17,426 claimants as of May 31, 2003.  For the quarter ended August 31,
2003, there were new claims involving 123 claimants, dismissals involving 59 claimants, judgments in favor of the Company involving 3 claimants and no settlements.  Net costs paid by the Company for the quarter ended August
31, 2003 for litigating asbestos-related claims were less than $.1 million.

As
previously reported, the Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to certain products previously manufactured by the Company, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of these claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to
vigorously defend all such lawsuits.  As of August 31, 2003, the Company was a defendant in silica-related cases involving 6,078 claimants, compared to
5,958 claimants as of May 31, 2003.  For the quarter ended August 31, 2003, there were new claims involving 201 claimants, dismissals involving 81 claimants, no judgments and no settlements.  Net costs paid by the Company for the quarter ended August 31, 2003 for litigating silica-related claims were less than $.2 million.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $14.8 million of  consolidated retained earnings were not restricted at August 31, 2003.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K/A was filed on June
  10, 2003  to amend the May 22, 2003 report to announce the change in independent auditors from Deloitte & Touche LLP to PricewaterhouseCoopers LLP.

A Form 8-K was filed on June
  26, 2003  to
  report the Company's financial results for the second quarter ended May 31,
  2003, as reported in a press release dated June 26, 2003.

A Form 8-K was filed on July 23, 2003 to report
  the award of a $21 million contract for supply of concrete-cylinder and welded-steel pipe for the South San Joaquin Irrigation District.

INDEX OF EXHIBITS

Number and Description
of Exhibit

----------------------------------------------

(31.1) Rule 13a-14(a)
  Certification of Chief Executive Officer

            of the Company in accordance with Section

            302 of the Sarbanes-Oxley Act of
  2002

(31.2) Rule 13a-14(a)
  Certification of Chief Financial Officer

            of the Company in accordance with Section

            302 of the Sarbanes-Oxley Act of 2002

(32.1) Section 1350
  Certification of Chief Financial Officer

            of the Company in accordance with Section

            906 of the Sarbanes-Oxley Act of 2002*

(32.2) Section 1350
  Certification of Chief Financial Officer

            of the Company in accordance with Section

            of the Sarbanes-Oxley Act of 2002*

*   A
  signed original of this written statement required by Section 906 has been provided to the Company and will be retained by
  the Company and furnished to the Securities and Exchange
  Commission or its staff upon request.

Signature Page

Pursuant to the requirements of the
  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ameron International Corporation

  Date: October 7, 2003

                                             By:   /s/ Gary
                                             Wagner

                                             ---------------------------------

Gary Wagner

Senior Vice President, Chief Financial Officer

Exhibit
  31.1
RULE 13a-14(a)
  CERTIFICATION
  INACCORDANCE WITH SECTION 302
  OF THE SARBANES-OXLEY ACT OF 2002
I, James
  S. Marlen, Chairman of the
  Board, President and Chief Executive Officer of Ameron International
  Corporation (the
  "Registrant"), certify that:
  1. I have reviewed this
  Quarterly Report on Form 10-Q of the Registrant;
  2. Based on my knowledge, this
  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based on my knowledge,
  the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
  4. The Registrant's other certifying
  officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
  15d-15(e)) for the Registrant and have:

a) designed such disclosure controls
  and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  b) evaluated the effectiveness of the
    Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  c) disclosed in this report any change in the
    Registrant's
  internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

  5. The Registrant's other certifying officer and I
  have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
  b) any fraud, whether
  or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

October 7, 2003

                                                   /s/ James S. Marlen

                                                   ---------------------------------

 James S. Marlen

Chairman of the Board, President & Chief Executive
Officer

Exhibit
  31.2
RULE 13a-14(a)
  CERTIFICATION
  IN ACCORDANCE WITH SECTION 302
  OF THE SARBANES-OXLEY ACT OF 2002
I, Gary
  Wagner, Senior Vice President and Chief Financial Officer of Ameron
  International Corporation (the
  "Registrant"), certify that:
  1. I have reviewed this
  Quarterly Report on Form 10-Q of the Registrant;
  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based on my knowledge,
  the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;
  4. The Registrant's other certifying
  officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
  15d-15(e)) for the Registrant and have:

  a) designed such disclosure controls
  and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  b) evaluated the effectiveness of the
    Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  c) disclosed in this report any change in the
    Registrant's
  internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

  5. The Registrant's other certifying officer and I
  have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and
  b) any fraud, whether
  or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

October 7, 2003

                                                   /s/ Gary
                                                   Wagner

                                                   ---------------------------------

Gary Wagner

Senior Vice President, Chief Financial Officer

Exhibit 32.1

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, Chairman of the Board, President and
Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with
  the requirements of Section 13(a) or 15(d), as applicable, of the Securities
  Exchange Act of 1934; and

2. The information contained in
  the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:    /s/ James S. Marlen

---------------------------------
James S. Marlen

Chairman of the Board, President & Chief Executive Officer

October 7, 2003

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

CERTIFICATION
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Gary Wagner, Senior Vice President and Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with
  the requirements of Section 13(a) or 15(d), as applicable, of the Securities
  Exchange Act of 1934; and

2. The information contained in
  the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:       /s/ Gary Wagner

---------------------------------
Gary Wagner

Senior Vice President, Chief Financial Officer

October 7, 2003

* A signed original of this
  written statement required by Section 906 has been provided to Ameron
  International Corporation and will be retained by Ameron International
  Corporation and furnished to the Securities and Exchange Commission or its staff upon request.