Form 10-K
period 2003-11-30
AMERON INTERNATIONAL CORP
filed 2004-02-27
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 1-9102

AMERON INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0100596
(State of Incorporation)	(I.R.S. Employer Identification No.)

245 South Los Robles Avenue Pasadena, CA 91101-3638
(Address and Zip Code of principal executive offices)

Registrant’s telephone number, including area code: (626) 683-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock $2.50 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $273 million on May 30, 2003, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On February 10, 2004 there were 8,214,563 shares of Common Stock, $2.50 par value, outstanding. No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON’S 2003 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).

2. PORTIONS OF AMERON’S PROXY STATEMENT FOR THE 2004 ANNUAL MEETING OF STOCKHOLDERS (PART III).

PART I
AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as “Ameron”, the “Company”, the “Registrant” or the “Corporation” unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to “the year” or “the fiscal year” pertain to the 12 months ended November 30, 2003.  All references to the “Annual Report” pertain to the Company’s  2003 Annual Report to Stockholders.  All references to the “Proxy Statement” pertain to the Company’s Proxy Statement filed on February 23, 2004 in connection with the 2004 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company’s antecedents date back to 1907, it evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Co. on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company’s name became American Pipe and Construction Co. By the late 1960’s the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  At the beginning of 1970, the Company’s name was changed to Ameron, Inc. In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting, and steel poles for traffic signals.  In 1996, the Company’s name was changed to Ameron International Corporation.

Further details or commentary on the year’s operations can be found in the Annual Report, which is Exhibit 13 to this report on Form 10-K, and which should be read in conjunction with this report.

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

The information contained in Notes (1), (5) and (18) of Notes to Consolidated Financial Statements on pages 36, 37, 38, 39, 47 and 48 of the Annual Report is incorporated herein by reference.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into groups serving various industry segments, as follows:

a) The Performance Coatings & Finishes Group develops, manufactures and markets high-performance coatings and surfacer systems on a worldwide basis. These products are utilized for the preservation of structures, such as metallic and concrete facilities and equipment, to prevent degradation by corrosion, abrasion, marine fouling and other forms of chemical and physical attack. The primary markets served include marine, offshore, petrochemical, power generation, petroleum, chemical, steel, pulp and paper, railroad, bridge, mining, metal processing and original equipment manufacturing. These products are marketed by direct sales, as well as through manufacturers’ representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company’s plant in Arkansas, by wholly-owned subsidiaries in the Netherlands, the United Kingdom, Australia and New Zealand, by a joint venture in Saudi Arabia and by various third-party licensees.

b) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed by direct sales, as well as through manufacturers’ representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company’s plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. (“Centron”), at its plant in Texas, by wholly-owned subsidiaries in the Netherlands, Singapore, and Malaysia, by a joint venture in Saudi Arabia and by third-party licensees.

c) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with a plant in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed by direct selling using the Company’s own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company’s consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to all U.S. government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company’s concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company’s technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing on a worldwide basis through direct sales and manufacturers’ representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company’s plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company’s businesses. Competition for such work is based upon quality, price and service. Manufacture of such equipment is carried out in the Company’s plant in California.

d) The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to quarries containing many years’ reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment’s products. No single competitor offers the full range of products sold by the Company in Hawaii. An appreciable portion of the segment’s business is obtained through competitive bidding. Sales of poles are nationwide, but with a stronger concentration in the western states. Marketing is handled by the Company’s own sales force and by outside sales agents for poles. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Poles are manufactured in two plants in California, as well as in plants in Washington, Oklahoma and Alabama.

e) The Company has four significant, partially-owned affiliated companies (“joint ventures”):  Ameron Saudi Arabia, Ltd. (“ASAL”), Bondstrand, Ltd. (“BL”), Oasis-Ameron, Ltd. (“OAL”) and TAMCO.  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe and provides steel pipe lining and coating services to customers in Saudi Arabia.  BL, owned 40% by Ameron, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  OAL, 40% owned by the Company, sells protective and architectural coatings in Saudi Arabia.  TAMCO, 50% owned by the Company, operates a steel mini-mill in California, used for the production of reinforcing bar sold into construction markets in the western U.S.  ASAL is included under the Water Transmission Group segment.  BL is in the Fiberglass-Composite Pipe Group, and OAL is in the Performance Coatings & Finishes Group.  TAMCO is not included in the four operating groups.

The Company benefits from the payment of dividends and license fees from its joint ventures.  Additionally, Ameron’s consolidated operations sell product into Middle Eastern markets, primarily fiberglass pipe, coatings and polyvinyl chloride sheeting.  While the joint ventures in Saudi Arabia and, to a limited extent, the Company’s direct sales of products into the Middle East are subject to political and economic conditions throughout the Middle East, the Company’s exposure is concentrated primarily in Saudi Arabia.  Significant unrest in the Middle East or Saudi Arabia could have a material impact on the Company.  Ameron’s and its joint ventures’ products have not been typically sold into Iraq.  Therefore, the war in Iraq has not had a material impact on the Company.

f) Except as individually shown in the above descriptions of industry segments, the following comments or situations apply to all segments:

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company’s industry segments turn their inventory between three and eight times annually. Average days’ sales in accounts receivable range between 39 and 146 for all segments.

(v) The value of backlog orders at November 30, 2003 and 2002 by industry segment is shown below. A substantial portion of the November 30, 2003 backlog is expected to be billed and recorded as sales during 2004.  The only noteworthy change in backlog relates to the Water Transmission Group.  The Water Transmission Group’s backlog increased by about $57 million at the end of 2002 due to the contract to provide steel pilings for the San Francisco/Oakland Bay Bridge.  Approximately half of the contract was produced in 2003, resulting in a partial reduction in backlog of approximately $25 million at the end of 2003.  The remaining reduction in the Water Transmission Group’s backlog related to a cyclical slowdown in the water market in the western U.S.

SEGMENT	2003	2002
	(in thousands)
Performance Coatings & Finishes Group	$9,039	$5,461
Fiberglass-Composite Pipe Group	26,145	32,687
Water Transmission Group	100,075	151,523
Infrastructure Products Group	25,597	26,495
Total	$160,856	$216,166

(vi) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any competitive situation which would be material to an understanding of the business.

(vii) Sales contracts in all of the Company’s business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Longer-term contracts seldom involve commitments of more than one year by the Company, and exceptions are not deemed material by management.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of the associated costs.   Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company’s practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.

(viii) A number of the Company’s operations operate outside the U.S. and are affected by changes in foreign exchange rates.  Sales, profits, assets and liabilities could be materially impacted by changes in foreign exchange rates.  The Company does not typically hedge anticipated sales or items subject to translation adjustments, such as long-term advances.

(2) a) Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 36 of the Annual Report, and is incorporated herein by reference.

b) The Company’s business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business.

c) For many years the Company has been consistently installing or improving devices to control or eliminate the discharge of pollutants into the environment. Accordingly, compliance with federal, state, and locally-enacted provisions relating to protection of the environment is not having, and is not expected to have, a material effect upon the Company’s capital expenditures, earnings, or competitive position.

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,700 persons. Of those, approximately 600 were covered by labor union contracts. There are six separate bargaining agreements subject to renegotiation in 2004.  The Company announced on February 12, 2004, that workers at two of the Water Transmission Group’s plants in Southern California struck in the first week of February.  Separately, workers at the Infrastructure Products Group’s principal quarry and ready-mix operation on Oahu in Hawaii also struck.  The areas of disagreement differ by location and center principally on employee health care costs, pensions and wages.  Workers at one of the Water Transmission Group’s plants and the Company subsequently reached agreement.  The Company is unable to predict the length or impact of the other strikes.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

The information contained in Notes (1), (5) and (18) of Notes to Consolidated Financial Statements on pages 36, 37, 38, 39, 47 and 48 of the Annual Report is incorporated herein by reference.

Export sales in the aggregate from U.S. operations during the last three fiscal years were:

In thousands
2003	$25,095
2002	26,372
2001	35,952

(e) AVAILABLE INFORMATION

(1) The Company’s Internet address is www.ameron.com

(2) The Company makes available free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2 - PROPERTIES

(a) The location and general character of principal plants and other materially important physical properties used in the Company’s operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. Properties listed do not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products Group industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company’s operations. The lease term on the Kailua property extends to the year 2052. Kailua is the principal source of quarried rock and aggregates for the Company’s operations on Oahu, Hawaii; and, in management’s opinion, rock reserves are adequate for its requirements during the term of the lease.

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

*Leased

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company’s products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2003, the Company was a defendant in asbestos-related cases involving 17,447 claimants, compared to 8,382 claimants as of November 30, 2002.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2003, there were new claims involving 9,279 claimants, dismissals and/or settlements involving 211 claimants and judgments involving 3 claimants.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2003 in connection with asbestos-related claims were less than $600,000.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company’s products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2003, the Company was a defendant in silica-related cases involving 6,847 claimants, compared to 48 claimants as of November 30, 2002.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2003, there were new claims involving 6,880 claimants, dismissals and/or settlements involving 81 claimants and no judgments.  Net costs and expenses incurred by the Company  for the fiscal year ended November 30, 2003 in connection with silica-related claims were about $300,000.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2003 to a vote of security holders.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2003 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Ralph S. Friedrich	56	Vice President-Research & Engineering	2003

Thomas P. Giese	59	Vice President; Group President, Water Transmission Group	1997

James R. McLaughlin	56	Vice President-Treasurer & Controller	1997

Terrence P. O’Shea	57	Vice President-Human Resources	2003

Javier Solis	57	Senior Vice President of Administration, Secretary & General Counsel	1984

Gary Wagner	52	Senior Vice President & Chief Financial Officer	1990

All of the executive officers named above have held high level managerial or executive positions with the Company for more than the past five years.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 10, 2004, there were 1,147 stockholders of record of such stock. Information regarding stock compensation plans is contained in Note (12) on pages 42 and 43 of the Annual Report, and is incorporated herein by reference.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company’s Common Stock during that period are set out in Note (17) on page 47 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 30 and Note (10) on pages 41 and 42 of the Annual Report, and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
12/1/03 thru 12/31/03	—	N/A	—	N/A
1/1/04 thru 1/31/04	6,860*	36.66	—	**
2/1/04 thru 2/27/04	—	N/A	—	N/A

*Represents shares repurchased by the Company from certain restricted stock recipients to pay taxes applicable to their restricted stock.

**Shares may be repurchased by the Company in January 2005 and 2006 to pay taxes applicable to the vesting of employee’s restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 22 of the Annual Report, and is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 30 and Note (1) pages 36, 37 and 38 of the Annual Report, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained on page 29 of the Annual Report under the caption “Market Risks,” and is incorporated herein by reference.  At November 30, 2003, the Company had foreign currency forward contracts with an aggregate fair value and face value of $9,468,000 and $9,367,000, respectively. In January 2003, the Company finalized a three-year, floating rate, revolving credit facility which permits borrowings up to $100,000,000, and issued seven-year notes payable totaling $50,000,000 at a fixed rate of 5.36%.  Future debt maturities are as follows:

							Total Outstanding As of November 30, 2003
	Expected Maturity Date						Recorded	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value
Liabilities
(US$ in thousands)
Long Term Debt:
Fixed rate secured notes, payable in US$	$8,333	$8,333	$8,334	$—	$—	$—	$25,000	$27,095
Average interest rate	7.92%	7.92%	7.92%	—	—	—	7.92%

Fixed rate secured notes, payable in US$	—	10,000	10,000	10,000	10,000	10,000	50,000	50,358
Average interest rate	—	5.36%	5.36%	5.36%	5.36%	5.36%	5.36%

Variable-rate, foreign bank revolving credit facilities, payable in Euros	—	—	3,677	—	—	—	3,677	3,677
Average interest rate	—	—	4.75%	—	—	—	4.75%

Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	7,200	7,200	7,200
Average interest rate	—	—	—	—	—	1.20%	1.20%

Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	8,500	8,500	8,500
Average interest rate	—	—	—	—	—	1.35%	1.35%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements as of November 30, 2003 and for the year ended November 30, 2003 and the report thereon of PricewaterhouseCoopers LLP dated February 4, 2004, comprising pages 31 through 49 of the Annual Report, are incorporated herein by reference. Additionally, the last sentence on page 45 of the Annual Report, as incorporated herein, should be replaced with the following:  “The Company expects to contribute $3,547,000 to the U.S. pension plans by August 15, 2004, and also expects to contribute $1,105,000 each quarter beginning March 15, 2004.”  The Consolidated Financial Statements for the years ended November 30, 2002 and 2001 are also included on pages 31 through 49 of the Annual Report and are incorporated herein by reference.  The report of Deloitte & Touche LLP dated February 3, 2003, (February 24, 2004 as to the effects of the stock split described in Note 16) on such 2002 and 2001 financial statements, is included herein as Exhibit 99.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 21, 2003, the Company replaced Deloitte & Touche LLP (“DT”) as its independent accountants.

The reports of DT on the Company’s financial statements for fiscal years 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

The decision to replace DT was recommended by the Company’s Audit Committee and approved by its Board of Directors.

During fiscal years 2002 and 2001 and the subsequent interim period, there were no disagreements with DT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of DT would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During fiscal years 2002 and 2001 there were no reportable events (as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K).

Effective, May 21, 2003, the Board of Directors of the Company engaged PricewaterhouseCoopers LLP as the independent accountants to audit the Company’s financial statements for the fiscal year ended November 30, 2003. No other event requiring disclosure has occurred.

ITEM 9A - CONTROLS AND PROCEDURES

The consolidated financial statements included in the Annual Report and incorporated by reference herein were prepared by management, which is responsible for their fairness, integrity, and objectivity.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include amounts based on management’s reasonable estimates and judgments.  The other financial information contained in this report has been prepared in a manner consistent with the preparation of the consolidated financial statements.

Management  has established, maintains and necessarily relies on the Company’s system of internal controls and disclosure controls. This system is designed to provide reasonable, but not absolute, assurance that a) the Company’s transactions are properly authorized, b) the Company’s assets are safeguarded against unauthorized or improper use, and c) the Company’s transactions are properly recorded and reported.  The concept of reasonable assurance is based on the recognition that in any system of controls there are certain inherent limitations and that the cost of such systems should not exceed the benefits to be derived.

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

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s periodic filings made in accordance with the rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “Commission”) is (a) recorded, processed, accumulated and summarized within the time periods specified by the Commission, (b) communicated to the Company’s management, including its chief executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (c) presented in the Company’s periodic filings in a manner that fairly portrays the information being presented (i) in light of all available facts and circumstances relating to the matters disclosed, and (ii) in conformity with the disclosure requirements promulgated by the Commission.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures as of November 30, 2003 pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2003.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors is set forth under the section entitled, “Election of Directors” in the Company’s Proxy Statement. Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company’s Proxy Statement under the section captioned “The Board and its Committees”.  Such information is incorporated herein by reference.  The Board of Directors has not determined that any of the members of its audit committee is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4 of this report.

Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is contained in the Company’s Proxy Statement.  Such information is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to directors, officers and employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Copies of the Code, as well as each of the Company’s Corporate Governance Guidelines and charters of the Audit, the Compensation & Stock Option and Nominating & Corporate Governance committees of its Board of Directors are available on the Company’s website, located at www.ameron.com, and are available in print to stockholders upon written request to the Secretary of the Company at the Company’s headquarters address.

ITEM 11 - EXECUTIVE COMPENSATION*

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

ITEM 14 - PRINCIPAL ACCOUNTANT’S FEES AND SERVICES *

*The information required by Items 11, 12, 13 and 14 is contained in the Company’s Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS:

The financial statements to be filed hereunder are cross-referenced, in the index immediately following, to the Annual Report, as to sections incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Statement	Page Reference To Annual Report

Consolidated Statements of Income for the years ended November 30, 2003, 2002 and 2001	31

Consolidated Balance Sheets as of November 30, 2003 and 2002	32-33

Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2003, 2002 and 2001	34

Consolidated Statements of Comprehensive Income for the years ended November 30, 2003, 2002 and 2001	34

Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001	35

Notes to Consolidated Financial Statements	36-48

Report of Independent Auditors	49

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

SCHEDULE	SCHEDULES OF AMERON
I	Report of Independent Auditors on Financial Statement Schedule
II	Valuation and Qualifying Accounts and Reserves

(a) (3) EXHIBITS

EXHIBIT	EXHIBITS OF AMERON
3(i)	Certificate of Incorporation
3(ii)	Bylaws
4	Instruments Defining the Rights of Security Holders, Including Indentures
10	Material Contracts
13	Annual Report
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99	Reports of Previous Independent Public Accountants

b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 2003 as follows:

September 24, 2003 reporting under Item 5, the declaration of a quarterly dividend of 20 cents per share of common stock for the Company’s third quarter ended August 31, 2003.

September 25, 2003 reporting under Item 7, the financial results for the Company’s third quarter ended August 31, 2003.

SCHEDULE I - REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ameron International Corporation:

Our audit of the consolidated financial statements referred to in our report dated February 4, 2004 appearing in the 2003 Annual Report to Stockholders of Ameron International Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the year ended November 30, 2003 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 4, 2004

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2003

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$6,652	$3,071	$(1,668)	$113	$8,168

INCLUDED IN CURRENT LIABILITIES

Reserve for pending claims and litigation	$1,051	$557	$(162)	$3,101	$4,547

Reserve for product warranty	4,257	2,631	(3,158)	40	3,770

Other reserves	236	(31)	(41)	12	176

Reserve for self-insured programs	14,222	5,204	(4,935)	497	14,988

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
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

Date: February 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2–24–04	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	President and Chief Executive
Officer (Principal Executive
Officer)

Date: 2–24–04	/s/ Gary Wagner	Senior Vice President & Chief
	Gary Wagner	Financial Officer (Principal
Financial & Accounting Officer)

Date: 2– –04		Director
Peter K. Barker

Date: 2–26–04	/s/ David Davenport	Director
David Davenport

Date: 2–24–04	/s/ Michael Hagan	Director
J. Michael Hagan

Date: 2–23–04	/s/ Terry Haines	Director
Terry L. Haines

Date: 2–23–04	/s/ John King	Director
John F. King

Date: 2– –04		Director
Thomas L. Lee

Date: 2–24–04	/s/ John Peppercorn	Director
John E. Peppercorn

Date: 2– –04		Director
Dennis C. Poulsen