Form 10-Q
period 2004-02-29
AMERON INTERNATIONAL CORP
filed 2004-03-26
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark whether the registrant is an accelerated filer (as indicated in Rule 12b-2 of the Exchange Act).  Yes/x/ No / /

    The number of shares outstanding of Common Stock, $2.50 par value, was 8,207,703 on February 29, 2004. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            12

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       17
  Item 4.   Controls and Procedures                                   17

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         17

  Item 2.   Changes in Securities                                     18
  Item 6.   Exhibits and Reports on Form 8-K                          18

INDEX OF EXHIBITS                                                     19
SIGNATURE PAGE                                                        20
CERTIFICATIONS                                                     21

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                                                           Three Months Ended
                                                                                           February 29 and 28,
                                                                                       -------------------------
                                                                                          2004          2003
                                                                                       -----------   -----------
Sales                                                                                  $   129,668   $   130,621
Cost of Sales                                                                              (99,729)      (97,956)
                                                                                       -----------   -----------
Gross Profit                                                                                29,939        32,665

Selling, General and
 Administrative Expenses                                                                   (33,316)      (28,569)
Equity in Earnings of Joint Venture                                                            534          (220)
Other Income, Net                                                                              566           888
                                                                                       -----------   -----------
(Loss)/Income before Interest
 and Income Taxes                                                                           (2,277)        4,764

Interest Expense, Net                                                                       (1,771)       (1,469)
                                                                                       -----------   -----------
(Loss)/Income before Income Taxes                                                           (4,048)        3,295

Provision for Income Taxes                                                                   1,295        (1,120)
                                                                                       -----------   -----------
Net (Loss)/Income                                                                      $    (2,753)  $     2,175
                                                                                       ===========   ===========
Net (Loss)/Income per Share (Basic)                                                    $      (.34)  $       .28
                                                                                       ===========   ===========
Net (Loss)/Income per Share (Diluted)                                                  $      (.34)  $       .27
                                                                                       ===========   ===========
Weighted-Average Shares (Basic)                                                          8,163,420     7,827,540
                                                                                       ===========   ===========
Weighted-Average Shares (Diluted)                                                        8,163,420     8,026,196
                                                                                       ===========   ===========
Cash Dividends per Share                                                               $       .20   $       .16
                                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                  February 29,    November 30,
                                                     2004            2003
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  24,871       $  20,390
  Receivables, Less Allowances of $8,539
    in 2004 and $8,168 in 2003                       140,931         155,629
  Inventories                                         92,446          91,371
  Deferred Income Taxes                               19,241          19,241
  Prepaid Expenses and Other Current Assets           10,687           8,882
                                                   ---------       ---------
    Total Current Assets                             288,176         295,513
Investments in Joint Ventures
  Equity Method                                       13,371          13,064
  Cost Method                                          5,479           5,479
Property, Plant and Equipment
  Land                                                38,281          37,787
  Buildings                                           85,964          84,426
  Machinery and Equipment                            288,485         283,123
  Construction in Progress                             6,806           6,169
                                                   ---------       ---------
    Total Property, Plant and Equipment at Cost      419,536         411,505
  Accumulated Depreciation                          (268,381)       (260,919)
                                                   ---------       ---------
    Total Property, Plant and Equipment, Net         151,155         150,586
Deferred Income Taxes                                  6,829           6,744
Intangible Assets, Net of Accumulated Amortization
  of $10,093 in 2004 and $9,738 in 2003               13,827          13,526
Other Assets                                          48,960          48,580
                                                   ---------       ---------
Total Assets                                       $ 527,797       $ 533,492
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-Term Borrowings                            $     175       $      --
  Current Portion of Long-Term Debt                    8,333           8,333
  Trade Payables                                      45,073          47,512
  Accrued Liabilities                                 48,320          53,091
  Income Taxes Payable                                 4,749           9,568
                                                   ---------       ---------
    Total Current Liabilities                        106,650         118,504
Long-Term Debt, Less Current Portion                  88,272          86,044
Other Long-Term Liabilities                           74,959          72,832
                                                   ---------       ---------
  Total Liabilities                                  269,881         277,380
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    8,207,703 Shares in 2004 and 8,214,563
    in 2003, Net of Treasury Shares                   27,186          27,186
  Additional Paid-In Capital                          17,085          16,443
  Unearned Restricted Stock                           (1,310)         (1,481)
  Retained Earnings                                  289,859         294,255
  Accumulated Other Comprehensive Loss               (26,130)        (31,768)
  Treasury Stock (2,666,670 Shares
    in 2004 and 2,659,810 in 2003)                   (48,774)        (48,523)
                                                   ---------       ---------
  Total Stockholders' Equity                         257,916         256,112
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 527,797       $ 533,492
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Three Months Ended
                                                              February 29 and 28,
                                                           -----------------------
                                                             2004           2003
                                                           --------       --------
Cash Flows from Operating Activities
  Net (Loss)/Income                                        $ (2,753)      $  2,175
  Adjustments to Reconcile Net (Loss)/Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             4,561          4,495
     Amortization                                                63             94
     Provision for Deferred Income Taxes                         17            205
     Net Earnings and Distributions from Joint Ventures          71            495
     (Gain)/Loss from Sale of Assets                             (5)             5
     Stock Compensation Expense                                 813           (225)
  Changes in Operating Assets and Liabilities:
     Receivables                                             17,062          3,912
     Inventories                                                286           (588)
     Prepaid Expenses and Other Current Assets               (1,711)        (3,074)
     Other Assets                                              (365)        (3,422)
     Trade Payables                                          (3,262)         4,353
     Accrued Liabilities and Income Taxes Payable           (10,129)          (265)
     Other Long-Term Liabilities                              2,029          4,695
                                                           --------       --------
      Net Cash Provided by Operating Activities               6,677         12,855
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                  119            228
  Additions to Property, Plant and Equipment                 (3,034)        (3,902)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (2,915)        (3,674)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                           172         (1,320)
  Issuance of Debt                                            2,044         65,413
  Repayment of Debt                                              --        (68,523)
  Debt Issuance Costs                                            --         (1,468)
  Dividends on Common Stock                                  (1,643)        (1,264)
  Issuance of Common Stock                                       --            147
  Change in Treasury Stock                                     (251)            27
                                                           --------       --------
      Net Cash Provided by/(Used in) Financing Activities       322         (6,988)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   397            350
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       4,481          2,543
Cash and Cash Equivalents at Beginning of Period             20,390         10,360
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 24,871       $ 12,903
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
  "Ameron" or the "Registrant") at February 29, 2004, and its consolidated results of operations and cash flows for the three months ended February 29, 2004 and
  February 28, 2003.
  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements do
  not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2003 ("2003 Annual Report").

Certain prior period balances have
  been reclassified to conform with the current period presentation.

Note 2.  New Accounting Pronouncements

In December 2003, the Financial
Accounting Standards Board ("FASB") issued a revision to Statement of
Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits".  The revision to SFAS No. 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the Company's first quarter and all future quarterly and annual reports.  Disclosures
required under SFAS No. 132 are included in Note 14, herein.

On January 12, 2004, the FASB issued
a FASB Staff Position ("FSP") regarding SFAS No. 106, "Employers'
Accounting for Postretirement Benefits Other Than Pensions."  FSP 106-1,
"Accounting and Disclosure Requirements Related to the Medicare Prescription
Drug, Improvement and Modernization Act of 2003" discusses the effect of the
Medicare Prescription Drug, Improvement and Modernization Act ("the Act")
enacted on December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost, which may serve to reduce a company's post-retirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently.
The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended February
29, 2004 do not reflect the effect of the Act.

 Note 3.  Inventories

Inventories are stated at the lower of cost or market.
  Inventories
  consisted of
  the following:

                                                          February 29,   November 30,
                                                             2004           2003
                                                           ---------      ---------
Finished Products                                          $  53,448      $  52,821
Materials and Supplies                                        22,377         22,037
Products in Process                                           16,621         16,513
                                                           ---------      ---------
                                                           $  92,446      $  91,371
                                                           =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                             Three Months Ended
                                                             February 29 and 28,
                                                          ------------------------
                                                             2004           2003
                                                          ---------      ---------
Interest Paid                                             $   2,058      $     987

Income Taxes Paid/(Refunded)                              $   3,329      $    (795)

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                                              Three Months Ended
                                                              February 29 and 28,
                                                           ------------------------
                                                             2004           2003
                                                           ---------      ---------
      Net Sales                                            $  45,790      $  32,591

      Gross Profit                                         $   3,233      $     811

      Net Income/(Loss)                                    $     990      $    (440)

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the
Company's  joint ventures were as follows:

                                                                Three Months Ended
                                                                February 29 and 28,
                                                             ------------------------
                                                               2004           2003
                                                             ---------      ---------

Earnings/(Losses) from Joint Venture
   TAMCO                                                     $     534      $    (220)

Dividends Received from Joint Ventures
   TAMCO                                                     $     605      $     275
   ASAL                                                             --             --
   BL                                                               --             --
   OAL                                                              --             --
   Amercoat Mexicana                                                N/A            --

Earnings from ASAL, BL, OAL, and
Amercoat Mexicana are included in other income.  The Company sold its interest in Amercoat Mexicana in August 2003.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using
  the treasury stock method.  Due to the net loss, no outstanding common stock equivalents, options to purchase 233,260 common shares, were
dilutive for the three months ended February 29, 2004.  For the three months ended
February 28, 2003, options to purchase 163,000 common shares were anti-dilutive.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                                                       Three Months Ended
                                                                       February 29 and 28,
                                                                    ------------------------
                                                                       2004           2003
                                                                    ---------      ---------
   Basic Average Common
      Shares Outstanding                                            8,163,420      7,827,540

   Dilutive Effect of
      Common Stock Equivalents                                             --        198,656
                                                                    ---------      ---------
   Diluted Average Common
      Shares Outstanding                                            8,163,420      8,026,196
                                                                    =========      =========

The Company declared a two-for-one stock split in the form of a stock dividend, payable May 27, 2003.  The share and per share information herein is reflected on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                                       Three Months Ended
                                                                       February 29 and 28,
                                                                    ------------------------
                                                                      2004           2003
                                                                    ---------      ---------
  Net (Loss)/Income                                                 $  (2,753)      $  2,175
  Foreign Currency Translation
    Adjustment                                                          5,260          4,672
  Comprehensive Income from Joint Venture                                 378            926
                                                                    ---------      ---------
  Comprehensive Income                                              $   2,885      $   7,773
                                                                    =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                   February 29,   November 30,
                                                                      2004           2003
                                                                    ---------      ---------
Fixed-rate notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                            $  25,000      $  25,000
Fixed-rate notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                            50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (1.02% at February 29, 2004)                          7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.17% at February 29, 2004)                          8,500          8,500
Variable-rate bank revolving credit
  facilities, payable in 2006 (5.29% at February 29, 2004)              5,905          3,677
                                                                    ---------      ---------
Total long-term debt                                                   96,605         94,377

  Less current portion                                                 (8,333)        (8,333)
                                                                    ---------      ---------
Long-term debt, less current portion                                $  88,272      $  86,044
                                                                    =========      =========

The Company borrows
under a $100,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until January 2006, when all borrowings under the Revolver must be repaid.  The lending agreements contain various
restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Revolver, the

 5.36% term notes and the 7.92% term
notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

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

                                                                                          Three Months Ended
                                                                                          February 29 and 28,
                                                                                        -----------------------
                                                                                          2004          2003
                                                                                        ---------     ---------
Sales
 Performance Coatings & Finishes                                                        $  44,354     $  39,304
 Fiberglass-Composite Pipe                                                                 27,834        27,232
 Water Transmission                                                                        28,712        34,365
 Infrastructure Products                                                                   28,887        30,603
 Eliminations                                                                                (119)         (883)
                                                                                        ---------     ---------
  Total Sales                                                                           $ 129,668     $ 130,621
                                                                                        =========     =========

(Loss)/Income Before Interest
   and Income Taxes
 Performance Coatings & Finishes                                                        $    (972)    $     197
 Fiberglass-Composite Pipe                                                                  4,244         4,180
 Water Transmission                                                                           (63)        2,376
 Infrastructure Products                                                                    1,733         2,819
 Corporate & Unallocated                                                                   (7,219)       (4,808)
                                                                                        ---------     ---------
  Total (Loss)/Income Before Interest
     and Income Taxes                                                                   $  (2,277)    $   4,764
                                                                                        =========     =========

                                                                                       February 29,  November 30,
                                                                                          2004          2003
                                                                                        ---------     ---------
Assets
 Performance Coatings & Finishes                                                        $ 167,338     $ 164,399
 Fiberglass-Composite Pipe                                                                150,625       147,326
 Water Transmission                                                                       113,539       125,501
 Infrastructure Products                                                                   67,869        70,202
 Corporate & Unallocated                                                                  198,718       184,839
 Eliminations                                                                            (170,292)     (158,775)
                                                                                        ---------     ---------
  Total Assets                                                                          $ 527,797     $ 533,492
                                                                                        =========     =========

 Note 10.  Commitments
  & Contingencies

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of February 29, 2004, the Company was a defendant in asbestos-related cases involving 18,489 claimants, compared to 17,447 claimants as of November 30, 2003.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 29,
2004, there were new claims involving 1,077 claimants, dismissals and/or settlements involving 35 claimants and no judgments.  Net costs and expenses
incurred by the Company for the quarter ended February 29, 2004 in connection with asbestos-related claims were approximately $61.

 The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of February
29, 2004, the Company was a defendant in silica-related cases involving 6,846 claimants, compared to 6,847 claimants as of November 30, 2003.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 29,
2004, there were no new claims, dismissals and/or settlements involving 1 claimant and no judgments.  Net costs and expenses incurred by the Company for the quarter ended February 29, 2004 in connection with silica-related claims were approximately $32.

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

Changes in the product warranty accrual for the
three months ended February 29, 2004 were as follows:

Balance, Beginning of Period                                             $   3,770
Payments                                                                      (443)
Change in Liability for Warranties Issued During the Period                    598
                                                                         ---------
Balance, End of Period                                                   $   3,925
                                                                         =========

Note 12.  Goodwill and Other Intangible
Assets

During 2003, the
Company completed the required transitional goodwill and intangible asset impairment tests.  Annual tests were completed during the quarter ended
February 29, 2004.  No impairment losses were identified as a result of these tests.  Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                              Foreign Currency
                                                                   Translation
Segment                                    November 30,2003        Adjustments     February 29, 2004
-------------------------------------     ------------------     --------------     ----------------
Performance Coatings & Finishes                   $   11,473         $      360           $   11,833
Fiberglass-Composite Pipe                              1,440                  -                1,440
Water Transmission                                         -                  -                    -
Infrastructure Products                                  201                  -                  201
                                                   ---------          ---------            ---------
Total                                             $   13,114         $      360           $   13,474

                                                   =========          =========            =========

The Company's intangible assets and
related accumulated amortization consisted of the following:

                                                February 29, 2004                      November 30, 2003
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,135          $  (2,050)          $   2,076           $  (1,975)
Non-Compete Agreements                           2,105             (1,837)              2,105              (1,794)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,382          $  (6,029)          $   6,323           $  (5,911)

                                              ========          =========            ========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expense for the three months ended February 29, 2004 and February
28, 2003 was $63 and $94, respectively.
At February 29, 2004, estimated future amortization expense was as follows:
$148 for the
remaining nine months of 2004, $170 for 2005, $30 for 2006 and $5 for 2007.

Note 13.  Incentive Stock Compensation
Plans

The Company applies Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its various stock option plans.
The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation" and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure,"
which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                                        Three Months Ended
                                                                                        February 29 and 28,
                                                                                     ------------------------

                                                                                       2004           2003
                                                                                     ---------      ---------
Reported Net (Loss)/Income                                                           $  (2,753)      $  2,175
Add/(Deduct):  Stock-based employee compensation expense/
  (benefit) included in reported net income, net of tax                                    553           (148)

Deduct:  Stock-based employee compensation
  expense determined under SFAS No. 123,

  net of tax                                                                              (177)          (205)

                                                                                     ---------      ---------
Pro Forma Net (Loss)/Income                                                          $  (2,377)     $   1,822
                                                                                     =========      =========
Basic Net (Loss)/Income Per Share:
  As Reported                                                                        $    (.34)     $     .28
  Pro Forma                                                                          $    (.29)     $     .23

Diluted Net (Loss)/Income Per Share:
  As Reported                                                                        $    (.34)     $     .27
  Pro Forma                                                                          $    (.29)     $     .23

Note 14.  Employee
Benefit Plans

For the quarter ended February 29, 2004 and February 28, 2003, net
pension and postretirement costs were comprised of the following:

                                                                                                      U.S. Postretirement

                                                                     Pension Benefits                     Health Care
                                                          -----------------------------------------   -------------------
                                                               U.S. Plans         Non U.S. Plans

                                                          -------------------    ------------------
                                                                       Three Months Ended February 29 and 28,

                                                          ---------------------------------------------------------------

                                                            2004       2003       2004       2003       2004        2003

                                                          --------   --------   --------   --------   --------   --------
Service cost                                              $    862   $    713   $    202   $    193   $     28   $     26
Interest cost                                                2,723      2,662        297        313         50         48
Expected return on plan assets                              (2,629)    (2,380)      (224)      (292)        (8)        (8)

Amortization of unrecognized

   prior service cost                                          217        231        106        145         (4)        (4)
Amortization of unrecognized

   net transition obligation                                    --         --         --         --         18         18

Amortization of accumulated loss                             1,538      1,345         --         --         12          5

                                                          --------   --------   --------   --------   --------   --------
Net periodic cost                                         $  2,711   $  2,571   $    381   $    359   $     96   $     85
                                                          ========   ========   ========   ========   ========   ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The
Company expects to contribute $3,547 to the U.S. pension plans by August 15,
2004, and also expects to contribute $1,105 each quarter beginning March 15,
2004.

 Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

February 29, 2004

INTRODUCTION

Ameron International Corporation
  ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines;
  high-performance coatings and finishes for the protection of metals and structures; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates
  businesses in North America, South America, Europe, Australasia and Asia.
  The Company has four operating segments.
  The Performance Coatings & Finishes Group manufactures and markets high-performance industrial and marine coatings.
  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission
  Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products.
  The Infrastructure Products Group manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles.  The
  markets served by the Performance Coatings & Finishes Group and the
  Fiberglass-Composite Pipe Group are worldwide in scope.
  The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the
  U.S.  Ameron also participates in
  several joint-venture companies, directly in the U.S., and Saudi Arabia, and indirectly in Kuwait and Egypt.

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2003 Annual Report. Reference should also be made to the
  financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

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

The Company's significant accounting policies are disclosed in Note 1 of
Notes to Consolidated Financial Statements in the Company's 2003 Annual
Report.  Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of
Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the
Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive loss.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive loss.  The timing of repayments of intercompany advances could materially impact the
Company's consolidated financial statements.  Additionally,
earnings of foreign subsidiaries are often reinvested outside the U.S.  Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability.
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

The
Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations on a site-by-site basis.
Liabilities and costs associated with these matters, as well as other pending litigation and asserted claims arising in the ordinary course of business, require estimates of future costs and judgments based on the knowledge and experience of management and its legal counsel.
When estimates of the Company's exposure can be reasonably estimated and probable, liabilities and expenses are recorded.
The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

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
40 years.

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investee's operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd., Bondstrand, Ltd.
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

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.

The
Company follows the guidance of Statement of Financial Accounting Standards ("SFAS")
No. 87, "Employers' Accounting for Pensions," and SFAS No. 106,
"Employers' Accounting for Postretirement Benefits Other Than
Pensions," when accounting for pension and other postretirement benefits.
Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in
the future, including projections of increases in employee's annual compensation and health care costs.  Management also projects the future return on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Management consults with its actuaries when determining these assumptions.
Unforecasted
program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's consolidated financial statements.

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

 LIQUIDITY AND CAPITAL RESOURCES

During
the first quarter of 2004, the Company generated cash from
operating activities of $6.7 million, compared to $12.9 million in the same period in 2003.
The
lower operating cash flow in 2004 was primarily due to lower earnings and reduced current liabilities, partially offset by lower current
assets, principally receivables.  Receivables decreased in the first quarter of 2004 due to the timing of collections.  Operating liabilities decreased due to payments of employee benefits and
income taxes.

Net
cash used in investing activities totaled $2.9 million in the first quarter of
2004, compared to $3.7 million in the same period in 2003.  In 2004, net cash used in investing activities consisted of proceeds from the sale of assets of
$.1 million, offset by
capital expenditures of $3.0 million.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment.  During the fiscal year ending
November 30, 2004, the Company anticipates spending between $20 and $30 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net
cash provided by financing activities was $.3 million during the first quarter of 2004, compared to $7.0 million used in the same period in 2003.  The net cash provided by financing activities in 2004 consisted of debt issuance of $2.2 million, payment of common stock dividends totaling $1.6 million, and treasury stock purchases of
$.3 million.

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

The
lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $181.5 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $70.6 million as of February 29, 2004.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 3 times.
As of February 29, 2004, the Company maintained a debt leverage ratio of 1.57 times EBITDA.  The Revolver and the notes payable require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of February 29, 2004, qualifying tangible assets equaled 1.70 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA, rental expense and cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of February 29, 2004, the Company maintained a ratio of 2.82 times.

Cash
and cash equivalents at February 29, 2004 totaled $24.9 million, an increase of
$4.5 million from November 30, 2003.  At February 29, 2004, the Company had
total debt outstanding of $96.8 million and approximately $103 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing level during 2004 were $96.8 million and $96.1 million, respectively.

Management believes that cash flows from operations and current cash balances, together with currently available lines of credit will be sufficient to meet operating requirements in 2004.  Cash available from operations could be affected by any general economic downturn or any downturn or adverse changes in the Company's business, such as loss of customers or significant raw material price increases.
Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at
February 29, 2004 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $ 96,605    $  8,333   $ 42,572  $20,000    $25,700
Operating Leases                                          36,460       4,938      6,094    4,113     21,315
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $133,065    $ 13,271   $ 48,666  $24,113    $47,015
                                                         ==================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Lines of Credit (a)                                      $   175      $   175      $ --     $ --       $ --
Standby Letters of Credit (c)                              2,153        2,153        --       --         --
                                                         --------------------------------------------------
Total Commercial Commitments (b)                         $ 2,328      $ 2,328      $ --     $ --       $ --
                                                         ==================================================
(a) Included in long-term debt is $5,505 outstanding under a revolving credit facility, and bank lines supported by the Revolver, due in 2006.  Lines of credit represent short-term borrowings by the
    Company's foreign subsidiaries.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with a principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

The Company had a net
loss of $2.8 million, or a loss of $.34 per diluted share, on sales of
$129.7 million for the quarter ended February 29, 2004, compared to net income of $2.2 million, or $.27 per diluted share, on sales of $130.6 million for the same period in 2003. The Performance Coatings & Finishes and
Fiberglass-Composite Pipe Groups had higher sales due to the impact of changing foreign currency rates, while the Water Transmission and
Infrastructure Products Groups had lower sales as a result of labor disputes during the quarter and severe weather
conditions in Hawaii.  All
operating segments, except for the Fiberglass-Composite Pipe Group, had lower segment income.  The decrease in earnings resulted from lower sales, lower gross profits, and higher selling, general and administrative expenses, partially offset by higher equity in earnings of joint venture and income tax benefits.

Sales

Sales
decreased $.9 million during the first quarter of 2004, compared to the same period in 2003.
Sales decreased
primarily due to the impact of weather in Hawaii and strikes that took place in California and Hawaii that adversely impacted the Water Transmission and Infrastructure Products Groups,
partially offset by higher sales by the Performance Coatings & Finishes Group due principally to favorable exchange rates.

Performance
Coatings & Finishes' sales increased $5.1 million in the first quarter of
2004, compared to the first quarter of 2003, due principally to the appreciation of foreign currencies relative to the U.S. dollar.  Sales in local currencies by operations outside the U.S. were slightly higher, while sales in the U.S. were lower due to weather conditions affecting industrial and offshore
markets.   Sales of protective coatings in the U.S. also declined due to continued sluggishness in U.S. chemical, industrial and marine markets caused by general economic conditions.  European operations benefited from demand in the Middle East, Africa and countries of the former Soviet
Union.  Future improvements by the group remain dependent on increased spending in worldwide industrial, marine and offshore markets, which appear to be strengthening.  The outlook for  the Performance Coatings &
Finishes Group remains positive.

Fiberglass-Composite
Pipe's sales increased $.6 million due to the impact of favorable foreign exchange rates.
Industrial and onshore oilfield tubing sales by U.S. operations increased.
Sales into European industrial markets were flat, and sales by Asian operations were lower due to the timing of projects.  High oil prices continue to support demand for oilfield tubing and piping for marine and offshore applications.  The Asian marine and offshore market remains robust.  The outlook for the Fiberglass-Composite Pipe Group continues to be positive and improving.

The
Water Transmission Group's sales decreased $5.7 million during the first quarter of 2004 due to labor disputes at two plants in Southern
California.  As previously announced, in early February, workers at two of the Water Transmission Group's plants struck over disagreements related to wages, pensions and medical benefits.  Agreement was reached with workers at one of the plants at the end of February.  Negotiations continue with workers at the second plant.  Sales of protective lining products for sewer pipe also declined due to a cyclical slowdown in the waste water market and competition from alternative products.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The market for concrete and steel-pressure pipe in the western U.S. remains soft.  Even though the business may be able to make up much of the revenue lost in the first quarter due to the strikes, full-year results may be below the unusually high levels of the last several years.  Longer term, the outlook remains positive.

Infrastructure
Products' sales decreased by $1.7 million as a result of a labor dispute and wet weather conditions in Hawaii.  Early in the quarter, unseasonably wet weather severely hampered Hawaiian operations; and, in early February, as previously reported, workers struck most of Ameron's aggregate and ready-mix concrete operations on
Oahu.  Negotiations with the union continue.  Pole sales improved as housing construction remained robust throughout the U.S. due to low interest rates.  The outlook for the Infrastructure Products Group remains favorable.

Gross Profit

Gross
profit in the first quarter of 2004 was $29.9 million, or 23.1% of sales, compared to $32.7 million, or 25.0% of sales, in the same period in 2003.  Gross profit decreased $2.7 million due to lower margins and lower plant utilization.

Gross
profit of the Performance Coatings & Finishes Group was flat in the first quarter of 2004 even though sales increased, compared to the same period in 2003.
Profit margins were impacted as the weak
dollar lowered profits on sales by European operations into dollar-based markets in the Middle East, Eastern Europe and Russia, and manufacturing costs increased in the U.S.

The
Fiberglass-Composite Pipe Group's gross profit increased $.7 million in the first quarter of 2004, compared to the same period in 2003.  The increase was due primarily to lower raw material costs and improved plant
utilization.

 Gross
profit of the Water Transmission Group decreased $2.7 million in the first quarter of 2004, compared to the same period in 2003.  The decrease was due primarily to lower sales and lower plant utilization as a result of the strikes and higher workers'
compensation costs.

The
Infrastructure Products Group's gross profit decreased $.9 million in the first quarter of 2004, compared to the same period in 2003.  The decrease was due primarily to weather and the labor dispute in Hawaii which reduced profits on lower sales and reduced plant efficiencies.

Selling, General and Administration Expenses

Selling,
general and administrative ("SG&A") expenses totaled $33.3 million, or
25.7% of sales, in the first quarter of 2004, compared to $28.6 million, or
21.9%, in the same period in 2003.  The $4.7 million increase was due to higher stock compensation expense of approximately $1.0 million, higher insurance and pension costs of nearly $1.0 million, and higher marketing expenses of $.3 million.  SG&A was also $1.4 million higher as costs of
foreign operations translated into higher U.S. dollars due to exchange rates.
Additionally in 2003, SG&A included a recovery of roughly $1.0 million, representing amounts agreed to be reimbursed to the Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement of the Central Arizona Project lawsuits.

Equity in Earnings of Joint
Venture and Other Income

Equity in
earnings of joint venture increased to $.5 million in the first quarter of 2004 from a loss of $.2 million in the same period in 2003.  Equity income increased due to TAMCO, Ameron's 50%-owned mini-mill in California.  Ameron's equity in TAMCO's earnings increased as
TAMCO benefited from the strong demand for rebar in the western U.S. and higher prices fueled by demand in China for steel products.

Other
income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  Other
income decreased to $.6 million in the first quarter of 2004 from $.9 million in the same period in 2003 primarily due to  foreign exchange transaction losses.

Interest

Interest
expense totaled $1.8 million in 2004, compared to $1.5 million in 2003.  The increase reflected the higher-interest, fixed-rate notes placed in 2003.

Provision for Income Taxes

The
  provision for income taxes in 2004 was a benefit of $1.3 million, compared to an expense of $1.1 million in 2003.  The effective tax rate decreased to 32% in 2004 from 34% in
  2003.  The effective tax rate was lower due to lower anticipated earnings from domestic operations.  Income from certain foreign operations
  and joint ventures is taxed at rates that are lower than U.S.
  statutory tax rates.

   Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2003 Annual Report.

   Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
February 29, 2004 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to February 29, 2004.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of February 29, 2004, the Company was a defendant in asbestos-related cases involving 18,489
claimants, compared to 17,447 claimants as of November 30, 2003.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 29,
2004, there were new claims involving 1,077
claimants, dismissals and/or settlements involving 35 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended February 29, 2004 in connection with asbestos-related claims were less than $.1 million.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of February
29, 2004, the Company was a defendant in silica-related cases involving 6,846 claimants, compared to 6,847 claimants as of November 30, 2003.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 29,
2004, there were no new claims, dismissals and/or settlements involving 1 claimant and no judgments.  Net costs and expenses incurred by the Company for the quarter ended February 29, 2004 in connection with silica-related claims were less than $.1 million.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $14.9 million of  consolidated retained earnings were not restricted at February 29, 2004.

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

        --

         N/A

    --

    N/A

    1/1/04
        thru 1/31/04

         6,860*

    36.66

         --

    **

    2/1/04
        thru 2/29/04

         --

    N/A

    --

    N/A

*Represents
    shares repurchased by the Company from certain restricted stock recipients to pay taxes applicable to their restricted stock.

**Shares
    may be repurchased by the Company in January 2005 and 2006 to pay taxes applicable to the vesting of employee's restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on January
  22, 2004  to report the Company's financial results for the year ended
  November 30, 2003, as reported in a press release dated January 22, 2004.

A Form 8-K was filed on
  February 12, 2004 to
  report the Company's labor disputes with portions of two of its domestic operations, as reported in a press release dated February 12, 2004.

INDEX OF EXHIBITS

Number and Description
of Exhibit

----------------------------------------------

(31.1)
Section 302 Certification of Chief Executive Officer

(31.2) Section 302
Certification of Chief Executive Officer

(32) Section 906
Certification of Chief Executive Officer and Chief Financial Officer*

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

  Date: March 26, 2004

                                             By:   /s/ Gary
                                             Wagner

                                             ---------------------------------

Gary Wagner

Senior Vice President, Chief Financial Officer

Exhibit
  31.1
SECTION 302
    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
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

March 26, 2004

                                                   /s/ James S. Marlen

                                                   ---------------------------------

 James S. Marlen

Chairman of the Board, President & Chief Executive
Officer

Exhibit
  31.2
SECTION 302
    CERTIFICATION OF CHIEF FINANCIAL OFFICER
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

March 26, 2004

                                                   /s/ Gary
                                                   Wagner

                                                   ---------------------------------

Gary Wagner

Senior Vice President, Chief Financial Officer

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, Chairman of the Board, President and
Chief Executive Officer of the Company and I, Gary Wagner, Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

By:    /s/ James S. Marlen
---------------------------------
James S. Marlen

Chairman of the Board, President & Chief Executive Officer

March 26, 2004

By:    /s/ Gary Wagner
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer

March 26, 2004

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.