Form 10-Q
period 2004-05-31
AMERON INTERNATIONAL CORP
filed 2004-06-30
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

    The number of shares outstanding of Common Stock, $2.50 par value, was 8,429,221 on May 31, 2004. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            12

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       17
  Item 4.   Controls and Procedures                                   17

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         17

  Item 2.   Changes in Securities                                     18
  Item 4.   Submission of Matters to a Vote of Security Holders       18
  Item 5.   Other Information                                         19
  Item 6.   Exhibits and Reports on Form 8-K                          19

INDEX OF EXHIBITS                                                     20
SIGNATURE PAGE                                                        21
CERTIFICATIONS                                                     22

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                              May 31,                          May 31,
                                                     -------------------------        -------------------------
                                                         2004          2003               2004          2003
                                                     -----------   -----------        -----------   -----------
Sales                                                $   150,516   $   147,844        $   280,184   $   278,465
Cost of Sales                                           (113,930)     (107,527)          (213,659)     (205,483)
                                                     -----------   -----------        -----------   -----------
Gross Profit                                              36,586        40,317             66,525        72,982

Selling, General and
 Administrative Expenses                                 (31,630)      (31,989)           (64,946)      (60,558)
Other Income, Net                                          1,488         5,077              2,054         5,965
                                                     -----------   -----------        -----------   -----------
Income before Interest
 and Income Taxes                                          6,444        13,405              3,633        18,389

Interest Expense, Net                                     (1,498)       (1,834)            (3,269)       (3,303)
                                                     -----------   -----------        -----------   -----------
Income before Income Taxes                                 4,946        11,571                364        15,086

Provision for Income Taxes                                (1,464)       (3,800)              (120)       (4,938)
                                                     -----------   -----------        -----------   -----------
Income before in Equity Earnings of Joint Venture          3,482         7,771                244        10,148
Equity in Earnings of Joint Venture, Net of Taxes          3,391            54              3,876          (148)
                                                     -----------   -----------        -----------   -----------
Net Income                                           $     6,873   $     7,825        $     4,120   $    10,000
                                                     ===========   ===========        ===========   ===========
Net Income per Share (Basic)                         $       .83   $      1.00        $       .50   $      1.28
                                                     ===========   ===========        ===========   ===========
Net Income per Share (Diluted)                       $       .82   $       .97        $       .49   $      1.24
                                                     ===========   ===========        ===========   ===========
Weighted-Average Shares (Basic)                        8,250,462     7,849,824          8,206,941     7,838,682
                                                     ===========   ===========        ===========   ===========
Weighted-Average Shares (Diluted)                      8,410,028     8,089,951          8,404,628     8,058,074
                                                     ===========   ===========        ===========   ===========
Cash Dividends per Share                             $       .20   $       .20        $       .40   $       .36
                                                     ===========   ===========        ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                    May 31,       November 30,
                                                     2004            2003
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  32,798       $  20,390
  Receivables, Less Allowances of $7,210
    in 2004 and $8,168 in 2003                       149,535         155,629
  Inventories                                         89,830          91,371
  Deferred Income Taxes                               19,241          19,241
  Prepaid Expenses and Other Current Assets            9,774           8,882
                                                   ---------       ---------
    Total Current Assets                             301,178         295,513
Investments in Joint Ventures
  Equity Method                                       14,063          13,064
  Cost Method                                          5,479           5,479
Property, Plant and Equipment
  Land                                                37,951          37,787
  Buildings                                           85,020          84,426
  Machinery and Equipment                            288,255         283,123
  Construction in Progress                             8,520           6,169
                                                   ---------       ---------
    Total Property, Plant and Equipment at Cost      419,746         411,505
  Accumulated Depreciation                          (270,084)       (260,919)
                                                   ---------       ---------
    Total Property, Plant and Equipment, Net         149,662         150,586
Deferred Income Taxes                                  6,731           6,744
Intangible Assets, Net of Accumulated Amortization
  of $9,951 in 2004 and $9,738 in 2003                13,583          13,526
Other Assets                                          49,442          48,580
                                                   ---------       ---------
Total Assets                                       $ 540,138       $ 533,492
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $   8,333       $   8,333
  Trade Payables                                      51,543          47,512
  Accrued Liabilities                                 67,847          53,091
  Income Taxes Payable                                 4,097           9,568
                                                   ---------       ---------
    Total Current Liabilities                        131,820         118,504
Long-Term Debt, Less Current Portion                  85,819          86,044
Other Long-Term Liabilities                           59,568          72,832
                                                   ---------       ---------
  Total Liabilities                                  277,207         277,380
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    8,429,221 Shares in 2004 and 8,214,563
    in 2003, Net of Treasury Shares                   27,740          27,186
  Additional Paid-In Capital                          20,941          16,443
  Unearned Restricted Stock                           (2,963)         (1,481)
  Retained Earnings                                  295,046         294,255
  Accumulated Other Comprehensive Loss               (29,059)        (31,768)
  Treasury Stock (2,666,670 Shares
    in 2004 and 2,659,810 in 2003)                   (48,774)        (48,523)
                                                   ---------       ---------
  Total Stockholders' Equity                         262,931         256,112
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 540,138       $ 533,492
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Six Months Ended
                                                                   May 31,
                                                           -----------------------
                                                             2004           2003
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  4,120       $ 10,000
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                             9,211          8,970
     Amortization                                               115            140
     Provision for Deferred Income Taxes                         34            397
     Net Earnings and Distributions from Joint Ventures        (204)           436
     Gain from Sale of Assets                                   (84)           (23)
     Stock Compensation Expense                                 370            676
  Changes in Operating Assets and Liabilities:
     Receivables                                              6,949           (828)
     Inventories                                              2,364         (2,274)
     Prepaid Expenses and Other Current Assets                 (869)        (3,086)
     Other Assets                                              (897)        (3,051)
     Trade Payables                                           3,691           (563)
     Accrued Liabilities and Income Taxes Payable             9,098          5,572
     Other Long-Term Liabilities                            (13,333)         6,402
                                                           --------       --------
      Net Cash Provided by Operating Activities              20,565         22,768
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                  218            382
  Additions to Property, Plant and Equipment                 (7,793)        (8,755)
                                                           --------       --------
      Net Cash Used in Investing Activities                  (7,575)        (8,373)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                             -         (1,517)
  Issuance of Debt                                               81         66,439
  Repayment of Debt                                            (366)       (70,123)
  Debt Issuance Costs                                             -         (1,520)
  Dividends on Common Stock                                  (3,329)        (2,848)
  Issuance of Common Stock                                    3,199            409
  Change in Treasury Stock                                     (251)           136
                                                           --------       --------
      Net Cash Used in Financing Activities                    (666)        (9,024)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                    84            640
                                                           --------       --------
Net Change in Cash and Cash Equivalents                      12,408          6,011
Cash and Cash Equivalents at Beginning of Period             20,390         10,360
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 32,798       $ 16,371
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
  "Ameron" or the "Registrant") at May 31, 2004, and consolidated results of operations and cash flows for the three and six months ended May 31, 2004 and 2003.
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

Note 2.  New Accounting Pronouncements

In December 2003, the Financial
Accounting Standards Board ("FASB") issued a revision to Statement of
Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits."  The revision to SFAS No. 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the Company's first quarter and all future quarterly and annual reports.  Disclosures
required under SFAS No. 132 are included in Note 14, herein.

In January 2004, the FASB issued
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
The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended May 31, 2004 do not reflect the effect of the Act.

In December
2003, the FASB issued FASB Interpretation ("FIN") No. 46-R, "Consolidation of Variable
Interest Entities," to replace FIN No. 46.  FIN No. 46-R addresses the consolidation of business enterprises ("variable interest entities") to which the usual condition (ownership of a majority voting interest) of consolidation does not apply.  FIN No. 46-R focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests or sufficient equity, a company's exposure ("variable interest") to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary is required to consolidate the assets, liabilities and the results of operations of the variable interest entity in its financial statements.  The adoption of FIN No. 46-R did not have a material impact on the Company's consolidated financial statements.

 Note 3.  Inventories

Inventories are stated at the lower of cost or market.
  Inventories
  consisted of
  the following:

                                                               May 31,      November 30,
                                                                2004           2003
                                                              ---------      ---------
Finished Products                                             $  51,041      $  52,821
Materials and Supplies                                           24,549         22,037
Products in Process                                              14,240         16,513
                                                              ---------      ---------
                                                              $  89,830      $  91,371
                                                              =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                                  Six Months Ended
                                                                       May 31,
                                                             ------------------------
                                                               2004           2003
                                                             ---------      ---------
Interest Paid                                                $   3,400      $   3,329

Income Taxes Paid                                            $   4,958      $     758

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                      Three Months Ended           Six Months Ended
                                           May 31,                      May 31,
                                   ------------------------     ------------------------
                                     2004           2003          2004           2003
                                   ---------      ---------     ---------      ---------
Net Sales                          $  62,197      $  41,491     $ 107,987      $  74,082

Gross Profit                       $  14,426      $   1,803     $  17,661      $   2,612

Net Income/(Loss)                  $   7,478      $     118     $   8,467      $    (322)

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the
Company's  joint ventures were as follows:

                                               Three Months Ended          Six Months Ended
                                                     May 31,                    May 31,
                                            ------------------------    ------------------------
                                              2004           2003         2004           2003
                                            ---------      ---------    ---------      ---------

Equity in Earnings/(Losses) of Joint Venture
   TAMCO                                    $   3,739      $      59    $   4,273      $    (161)

Dividends Received from Joint Ventures
   TAMCO                                    $   3,465      $       -    $   4,070      $     275
   ASAL                                             -          2,633            -          2,633
   BL                                               -          2,238            -          2,238
   OAL                                             97             97           97             97
   Amercoat Mexicana                              N/A              -          N/A              -

Earnings from ASAL, BL, OAL, and
Amercoat Mexicana are included in other income.  The Company sold its interest in Amercoat Mexicana in August 2003.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding restricted stock and stock options, using
  the treasury stock method.  For the three months ended May 31, 2004, options to purchase 45,000 common shares were anti-dilutive, while options to purchase 21,000 common shares were anti-dilutive for the six months ended May
31, 2004.  For the three months ended May 31, 2003, options to purchase
21,000 commons shares were anti-dilutive, while options to purchase 36,000 common shares were anti-dilutive for the six months ended May 31, 2003.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                              Three Months Ended           Six Months Ended
                                                   May 31,                      May 31,
                                          ------------------------      ------------------------
                                            2004           2003           2004           2003
                                          ---------      ---------      ---------      ---------
   Basic Average Common
      Shares Outstanding                  8,250,462      7,849,824      8,206,941      7,838,682

   Dilutive Effect of
      Common Stock Equivalents              159,566        240,127        197,687        219,392
                                          ---------      ---------      ---------      ---------
   Diluted Average Common
      Shares Outstanding                  8,410,028      8,089,951      8,404,628      8,058,074
                                          =========      =========      =========      =========

The Company declared a two-for-one stock split in the form of a stock dividend, payable May 27, 2003.  The share and per share information herein is reflected on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was as follows:

                                            Three Months Ended            Six Months Ended
                                                  May 31,                      May 31,
                                         ------------------------     ------------------------
                                           2004           2003          2004           2003
                                         ---------      ---------     ---------      ---------

  Net Income                             $   6,873      $   7,825     $   4,120      $  10,000
  Foreign Currency Translation
    Adjustment                              (3,347)         4,867         1,913          9,539
  Comprehensive Income from Joint Venture      418            251           796          1,177
                                         ---------      ---------     ---------      ---------
  Comprehensive Income                   $   3,944      $  12,943     $   6,829      $  20,716
                                         =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                         May 31,      November 30,
                                                                          2004           2003
                                                                        ---------      ---------
Fixed-rate notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                                $  25,000      $  25,000
Fixed-rate notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                                50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (1.22% at May 31, 2004)                                   7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.22% at May 31, 2004)                                   8,500          8,500
Variable-rate bank revolving credit
  facilities, payable in 2008 (4.73% at May 31, 2004)                       3,452          3,677
                                                                        ---------      ---------
Total long-term debt                                                       94,152         94,377

  Less current portion                                                     (8,333)        (8,333)
                                                                        ---------      ---------
Long-term debt, less current portion                                    $  85,819      $  86,044
                                                                        =========      =========

The Company maintains a $100,000 revolving credit facility with six banks (the "Revolver").
The Revolver was extended on consistent terms in June 2004.  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until June 2008, when all borrowings under the Revolver must be repaid.  The lending agreements contain various
restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Revolver, the 5.36% term notes and the 7.92% term notes  are collateralized by substantially all of the Company's assets.
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

                                                             Three Months Ended           Six Months Ended
                                                                  May 31,                      May 31,
                                                          ------------------------    ------------------------
                                                            2004           2003         2004           2003
                                                          ---------      ---------    ---------      ---------

Sales
 Performance Coatings & Finishes                          $  53,268      $  50,732    $  97,622      $  90,036
 Fiberglass-Composite Pipe                                   31,042         27,699       58,876         54,931
 Water Transmission                                          36,608         36,656       65,320         71,021
 Infrastructure Products                                     29,812         32,524       58,699         63,127
 Eliminations                                                  (214)           233         (333)          (650)
                                                          ---------      ---------    ---------      ---------
  Total Sales                                             $ 150,516      $ 147,844    $ 280,184      $ 278,465
                                                          =========      =========    =========      =========

Income/(Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                          $   1,081      $   3,314    $     109      $   3,511
 Fiberglass-Composite Pipe                                    5,929          6,913       10,173         11,093
 Water Transmission                                           2,565          6,426        2,502          8,802
 Infrastructure Products                                      2,381          3,758        4,112          6,577
 Corporate & Unallocated                                     (5,512)        (7,006)     (13,263)       (11,594)
                                                          ---------      ---------    ---------      ---------
  Total Income Before Interest
     and Income Taxes                                     $   6,444      $  13,405    $   3,633      $  18,389
                                                          =========      =========    =========      =========

                                                                                    May 31,      November 30,
                                                                                     2004           2003
                                                                                   ---------      ---------
Assets
 Performance Coatings & Finishes                                                   $ 164,707      $ 164,399
 Fiberglass-Composite Pipe                                                           152,333        147,326
 Water Transmission                                                                  113,818        125,501
 Infrastructure Products                                                              69,996         70,202
 Corporate & Unallocated                                                             208,674        184,839
 Eliminations                                                                       (169,390)      (158,775)
                                                                                   ---------      ---------
  Total Assets                                                                     $ 540,138      $ 533,492
                                                                                   =========      =========

 Note 10.  Commitments
  & Contingencies

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of May 31, 2004, the Company was a defendant in asbestos-related cases involving 18,998 claimants, compared to
18,489 claimants as of February 29, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 31,
2004, there were new claims involving 537 claimants, dismissals and/or settlements involving 28 claimants and no judgments.  Net costs and expenses
incurred by the Company for the quarter ended May 31, 2004 in connection with asbestos-related claims were approximately $115.

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
The
Company continues to vigorously defend all such lawsuits.  As of May 31, 2004, the Company

was a defendant in silica-related cases involving 7,776
claimants, compared to 6,846 claimants as of February 29, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 31,
2004, there were new claims involving 1,295 claimants, dismissals and/or settlements involving 365 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended May 31, 2004 in connection with silica-related claims were approximately $61.

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

Changes in the product warranty accrual for the
six months ended May 31, 2004 were as follows:

Balance, Beginning of Period                                             $   3,770
Payments                                                                    (1,064)
Change in Liability for Warranties Issued During the Period                  1,641
                                                                         ---------
Balance, End of Period                                                   $   4,347
                                                                         =========

Note 12.  Goodwill and Other Intangible
Assets

The annual goodwill and intangible asset impairment tests were completed during the quarter ended
February 29, 2004.  No impairment losses were identified as a result of these tests.  Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                               Foreign Currency
                                                                    Translation
Segment                                    November 30, 2003        Adjustments         May 31, 2004
-------------------------------------     ------------------     --------------     ----------------
Performance Coatings & Finishes                   $   11,473         $      123           $   11,596
Fiberglass-Composite Pipe                              1,440                  -                1,440
Infrastructure Products                                  201                  -                  201
                                                   ---------          ---------            ---------
Total                                             $   13,114         $      123           $   13,237

                                                   =========          =========            =========

The Company's intangible assets,
other than goodwill, and
related accumulated amortization consisted of the following:

                                                   May 31, 2004                          November 30, 2003
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,163          $  (2,042)          $   2,076           $  (1,975)
Non-Compete Agreements                           2,105             (1,880)              2,105              (1,794)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,410          $  (6,064)          $   6,323           $  (5,911)

                                              ========          =========            ========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expense for the three and six months ended May 31, 2004 was $52 and
$115, respectively.  Amortization expense for the three and six months ended May 31, 2003 was $46 and $140, respectively.  At May 31, 2004, estimated future amortization expense was as follows:
$90 for the
remaining six months of 2004, $173 for 2005, $29 for 2006, $29 for 2007 and
$25
for 2008.

Note 13.  Incentive Stock Compensation
Plans

The Company applies Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its various stock option plans.
The Company has adopted the disclosure-only provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," and SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure,"
which was released in December 2002 as an amendment to SFAS No. 123.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                 Three Months Ended           Six Months Ended
                                                                      May 31,                     May 31,
                                                             ------------------------    ------------------------
                                                               2004           2003         2004           2003
                                                             ---------      ---------    ---------      ---------
Reported Net Income                                          $   6,873      $   7,825    $   4,120      $  10,000
(Deduct)/Add:  Stock-based employee compensation (benefit)/
  expense included in reported net income, net of tax             (311)           606          248            453
Deduct:  Stock-based employee compensation
  expense determined under SFAS No. 123,
  net of tax                                                      (258)          (206)        (413)          (403)
                                                             ---------      ---------    ---------      ---------
Pro Forma Net Income                                         $   6,304      $   8,225    $   3,955      $  10,050
                                                             =========      =========    =========      =========
Basic Net Income Per Share:
  As Reported                                                $     .83      $    1.00    $     .50      $    1.28
  Pro Forma                                                  $     .76      $    1.05    $     .48      $    1.28

Diluted Net Income Per Share:
  As Reported                                                $     .82      $     .97    $     .49      $    1.24
  Pro Forma                                                  $     .74      $    1.02    $     .47      $    1.25

Note 14.  Employee
Benefit Plans

For the three and six
months ended May 31, 2004 and 2003,
net
pension and postretirement costs were comprised of the following:

                                                                                                      U.S. Postretirement

                                                                     Pension Benefits                     Health Care
                                                          -----------------------------------------   -------------------
                                                               U.S. Plans         Non U.S. Plans

                                                          -------------------    ------------------
                                                                                Three Months Ended May 31,

                                                          ---------------------------------------------------------------

                                                            2004       2003       2004       2003       2004        2003

                                                          --------   --------   --------   --------   --------   --------
Service cost                                              $    862   $    713   $    202   $    193   $     28   $     26
Interest cost                                                2,723      2,662        297        313         50         48
Expected return on plan assets                              (2,629)    (2,380)      (224)      (292)        (8)        (8)

Amortization of unrecognized

   prior service cost                                          217        231        106        145         (4)        (4)
Amortization of unrecognized

   net transition obligation                                     -          -          -          -         18         18

Amortization of accumulated loss                             1,538      1,345          -          -         12          5

                                                          --------   --------   --------   --------   --------   --------
Net periodic cost                                         $  2,711   $  2,571   $    381   $    359   $     96   $     85
                                                          ========   ========   ========   ========   ========   ========

                                                                                Six Months Ended May 31,

                                                          ---------------------------------------------------------------

                                                            2004       2003       2004       2003       2004        2003

                                                          --------   --------   --------   --------   --------   --------
Service cost                                              $  1,724   $  1,426   $    404   $    386   $     56   $     52
Interest cost                                                5,446      5,324        594        626        100         96
Expected return on plan assets                              (5,258)    (4,760)      (448)      (584)       (16)       (16)

Amortization of unrecognized

   prior service cost                                          434        462        212        290         (8)        (8)
Amortization of unrecognized

   net transition obligation                                     -          -          -          -         36         36

Amortization of accumulated loss                             3,076      2,690          -          -         24         10

                                                          --------   --------   --------   --------   --------   --------
Net periodic cost                                         $  5,422   $  5,142   $    762   $    718   $    192   $    170
                                                          ========   ========   ========   ========   ========   ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The
Company expects to contribute $3,547 to the U.S. pension plans by August 15,
2004, and also expects to contribute $1,105 each quarter.

In
June 2004, the Company's Board of Directors resolved to terminate two executive benefit programs in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  Ameron expects to incur a one-time pretax expense of approximately $12.9 million (or $15.0 million, after tax, due to restrictions on the deductibility of certain executive compensation) in the third quarter, if, in connection with the termination, all plan participants elect lump-sum payouts of their accrued benefits.  Ameron previously purchased life insurance policies to cover benefits under the plans.  The cash surrender values of these policies exceed the amount of lump-sum payments (totaling approximately $25.4 million) that would be required if elected by all plan participants.  Termination and settlement of the plans will reduce benefit expenses in future years, as well as reduce the $2.7 million benefit expense forecasted for fiscal 2004 by approximately $1.3 million.  Ameron charged $2.1 million under the plans in fiscal 2003.

 Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

May 31, 2004

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
  The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the
  U.S.  Ameron also participates in
  several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Kuwait and Egypt.

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
Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in
the future, including projections of increases in employee's annual compensation and health care costs.  Management also projects the future return on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.
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

 LIQUIDITY AND CAPITAL RESOURCES

During
the six months ended May 31, 2004, the Company generated cash from operating activities of $20.6 million, compared to $22.8 million in the same period in 2003.
The
lower operating cash flow in 2004 was primarily due to lower earnings and reduced liabilities, partially offset by lower current
assets, principally receivables and inventories.  Receivables decreased in the first half of 2004 due to the timing of collections.  Inventories decreased due to improved inventory management, specifically related to the Performance
Coatings & Finishes Group.   Operating liabilities decreased due to payments of
employee benefits and
income taxes.

Net
cash used in investing activities totaled $7.6 million during the six months ended May 31,  2004, compared to $8.4 million in the same period in 2003.  In 2004, net cash used in investing activities consisted of proceeds from the sale of assets of
$.2 million, offset by
capital expenditures of $7.8 million.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment.  During the fiscal year ending
November 30, 2004, the Company anticipates spending between $15 and $25 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net
cash used in  financing activities was $.7 million during the six months ended May 31,  2004, compared to $9.0 million used in the same period in 2003.  The net cash used in financing activities in 2004 consisted of repayment of debt of
$.3 million, payment of
common stock dividends totaling $3.3 million, and treasury stock purchases of
$.3 million.  Issuance of common stock related to exercised stock options generated cash of $3.2 million in 2004.

In June 2004, the Company extended a
$100 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until June 2008, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $195.0 million plus 50% of net income and 75% of the proceeds from any equity issued after February 28, 2004.  The Company's consolidated net worth exceeded the covenant amount by $75.9 million as of May 31, 2004.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.75 times.
As of May 31, 2004, the Company maintained a debt leverage ratio of 1.62 times EBITDA.  Lending agreements require that the Company
maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of May 31, 2004, qualifying tangible assets equaled 1.81 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of May 31, 2004, the Company maintained a ratio of 1.88 times.

Cash
and cash equivalents at May 31, 2004 totaled $32.8 million, an increase of $12.4 million from November 30, 2003.  At
May 31, 2004, the Company had
total debt outstanding of $94.2 million and approximately $105 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing level during 2004 were $96.8 million and $95.3 million, respectively.

In
June 2004, the Company's Board of Directors resolved to terminate two executive benefit programs in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  Ameron previously purchased life insurance policies to cover benefits under the plans.  The cash surrender values of these policies exceed the amount of lump-sum payments (totaling approximately $25.4 million) that would be required if elected by all plan participants.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2004.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.
Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at
May 31, 2004 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $ 94,152    $  8,333   $ 36,667  $23,452    $25,700
Operating Leases                                          34,430       4,515      5,157    3,901     20,857
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $128,582    $ 12,848   $ 41,824  $27,353    $46,557
                                                         ==================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Standby Letters of Credit (c)                            $ 2,152      $ 2,152      $  -     $  -       $  -
                                                         --------------------------------------------------
Total Commercial Commitments (b)                         $ 2,152      $ 2,152      $  -     $  -       $  -
                                                         ==================================================
(a) Included in long-term debt is $3,452 outstanding under a revolving credit facility, and bank lines supported by the Revolver, which is due in 2008.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with a principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

Net
income totaled $6.9 million, or $.82 per diluted share, on sales of $150.5 million for the quarter ended May 31, 2004, compared to net income of $7.8 million, or $.97 per diluted share, on sales of $147.8 million for the same period in 2003.  The Performance Coatings & Finishes Group had higher sales as favorable foreign exchange rates impacted sales of Ameron's foreign operations.  The Fiberglass-Composite Pipe Group had higher sales, benefiting from changes in foreign exchange rates and improved demand.  The Infrastructure Products
Group's sales were lower because of a
strike early in the quarter.  All operating segments had lower segment income.  The segment income decline of the Fiberglass-Composite Pipe Group and part of the decline of the Water Transmission Group was due to the timing of dividends from joint ventures.  Contributing to net income was a strong performance by
TAMCO.  The decline in net income resulted primarily from lower gross profits.

Net
income totaled $4.1 million, or $.49 per diluted share, on sales of $280.2 million for the six months ended May 31, 2004.  The Company earned $10.0 million, or $1.24 per diluted share, on sales of
$278.5 million in the first half of 2003.  The Performance Coatings & Finishes and Fiberglass-Composite Pipe
Groups had higher sales primarily due to the impact of changing foreign currency rates.  Sales of the Water Transmission and Infrastructure Products Groups
declined because of the strikes.  All operating segments had lower profits.
Year-to-date net income declined as lower gross profits and higher selling, general and administrative expenses were partially offset by lower income taxes.

Sales

Sales
increased by $2.7 million in the second quarter of 2004, compared to the same period in 2003.  The sales of segments with foreign operations improved with changes in foreign exchange rates, especially Performance Coatings & Finishes.
Additionally, the Fiberglass-Composite Pipe Group's sales increased due to improved demand.  The Infrastructure Products Group's sales declined because of a labor dispute.

Year-to-date
sales increased by $1.7 million in 2004, compared to the first six months of
2003.  The trends of the second quarter were consistent with the trends of the first half.  Sales increases caused by foreign exchange and higher demand for fiberglass pipe were offset by the impact of the strikes.

Performance
Coatings & Finishes' sales increased by $2.5 million in the second quarter and by $7.6 million in the first half, compared to the same periods in 2003.
All of the 2004 increases came from changing foreign exchange rates, as sales in foreign currencies by international operations were converted at a weaker U.S. dollar.  Sales in local currencies by operations outside the U.S. were relatively flat, and sales in the U.S. were slightly lower.  Sales of protective coatings in the U.S. and Europe declined as a result of continued weakness in spending in the industrial and chemical markets.
Additionally, sales of coatings for use in offshore oil and gas production weakened in 2004 as offshore construction slowed in the U.S.
The anticipated upturn in spending by industrial customers in the U.S.
and Europe has been slower than expected.

Fiberglass-Composite
Pipe's sales increased by $3.3 million in the second quarter and by $4.0 million in the six months ended May 31, 2004, compared to the same periods in the prior year.  Changing foreign exchange rates contributed to a portion of the improvements.  The balance came from increased demand, especially from European operations which benefited from higher oil prices and the resultant demand for piping used on offshore platforms in the former Soviet Union.  Year-to-date sales of fiberglass oilfield tubing also increased as high oil prices spurred onshore development.  Sales to markets in Asia were down slightly, reflecting project timing.  Demand for fiberglass piping remains robust, driven by higher oil prices.  Additionally, the escalating cost of competing products, especially steel piping, is enhancing the competitiveness of fiberglass piping.

The
Water Transmission Group's sales were flat in the second quarter and declined
$5.7 million in the first half of 2004, compared to the same periods in 2003.
The decline was the result of labor disputes at two of the Group's principal plants in Southern California.  Workers at the two plants struck in early
February.  Agreement was reached at one of the plants in the first quarter, at the end of February, and at the second plant in the second quarter, at the end of
March.  Sales of protective lining products for sewer pipe also declined due to a cyclical slowdown in the waste water market and increased competition from alternative products and suppliers.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The market for concrete and steel pressure pipe remains soft in the western U.S., affected by a cyclical lull in infrastructure spending and government budgetary constraints.  Even though the business may be able to make up much of the revenue lost in the first half due to the strikes, full-year results may be below the unusually high levels of the last several years.  Compounding the current market conditions are limits on the availability of steel.
Ameron anticipates that sufficient steel will be provided to meet its forecasted commitments; however, the ability to service unforecasted demand may be limited.  The needs for fresh and waste water infrastructure remain high in the western U.S.

Infrastructure
Products' sales decreased $2.7 million in the second quarter and $4.4 million in the six months ended May 31, 2004, compared to the same periods in 2003.
The decline was caused by a strike in Hawaii.  A labor dispute at the Company's principal aggregates and ready-mix concrete operations on Oahu in Hawaii began in February and ended in early
April.  Construction spending in Hawaii was deferred during the strikes, and demand remains strong.  Pole Products' sales, while slightly lower in the second quarter, were higher for the year, benefiting from the level of housing construction throughout the U.S.

Gross Profit

Gross
profit in the second quarter of 2004 was $36.6 million, or 24.3% of sales, compared to $40.3 million, or 27.3% of sales, in the second quarter of 2003.
Gross profit in the first six months of 2004 was $66.5 million, or 23.7%
of sales.  The corresponding profit and margin in the first half of 2003 was $73.0 million and 26.2%.  Gross profit decreased $3.7 million in the second quarter and $6.5 million in the first six months due to lower margins and the impact of the strikes on plant utilization.

Gross
profit of the Performance Coatings & Finishes Group declined $.6 million in the second quarter and the first half of 2004, compared to the same periods in
2003.  Profit margins were adversely impacted as the weak dollar lowered profits on sales by European operations into dollar-based markets in the Middle East and the former Soviet Union.  Manufacturing costs increased in the U.S.

Fiberglass-Composite
Pipe's gross profit increased $1.0 million in the second quarter and $1.7 million in the first six months of 2004, compared to 2003.  The increases came primarily from improved plant utilization, especially in Europe.  Profit margins declined slightly in the second quarter due to changes in mix.

Water
Transmission's gross profit decreased $2.4 million in the second quarter and
$5.1 million in the first half, compared to the same periods in 2003.  The decreases were primarily the result of lower profit on the mix of business as competitive pressures impacted margins because of the slow market conditions.  Profits were also affected by inefficient plant utilization caused by the strikes and higher workers' compensation costs.

Gross
profit of the Infrastructure Products Group decreased $1.4 million in the second quarter and $2.3 million for the first half in 2004, compared to the same periods in 2003.  The decrease was caused by weather and the labor dispute in Hawaii, which reduced profits on lower sales and affected plant efficiencies.

Selling, General and Administration Expenses
("SG&A")

SG&A
totaled $31.6 million, or 21.0% of sales, in the second quarter of 2004, compared to $32.0 million, or 21.6% of sales, in the second quarter of 2003.
Lower incentive compensation expense of $2.1 million and lower stock compensation expense of  $1.3 million were partially offset by higher insurance and pension costs of $.8 million and higher marketing costs of worldwide coatings operations of $1.1 million.  Additionally, SG&A expenses were $.9 million higher as costs of foreign operations translated into higher U.S. dollars due to exchange rate changes.

For
the six months ended May 31, 2004, SG&A totaled $64.9 million, or 23.2% of sales.  Corresponding expenses totaled $60.6 million, or 21.7% of sales, in the same period of 2003.  SG&A increased $4.3 million on higher pension and insurance costs of $1.6 million, the impact of foreign exchange of $2.3 million, and higher marketing costs by the Performance Coatings & Finishes Group of $1.3 million.
Partially offsetting the increases in 2004 were lower incentive compensation expense and stock compensation expense, which totaled $2.2 million, and $.6 million from the recovery of certain claims.  Additionally in 2003, SG&A included a recovery of roughly $1.0 million, representing amounts agreed to be reimbursed to the Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement of the Central Arizona Project lawsuits.

In
June 2004, the Company's Board of Directors resolved to terminate two executive benefit programs in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  Ameron expects to incur a one-time pretax expense of approximately $12.9 million in the third quarter, if, in connection with
the termination, all plan participants elect lump-sum payouts of their accrued benefits.  Termination and settlement of the plans will reduce benefit expenses in future years, as well as reduce the $2.7 million benefit expense forecasted for fiscal 2004 by approximately $1.3 million.  Ameron charged $2.1 million under the plans in fiscal 2003.

Other Income

Other
income declined from $5.1 million in the second quarter of 2003 to $1.5 million in the second quarter of 2004.  Other income declined from $6.0 million in the six months ended May 31,
2003 to $2.1 million in the same period in 2004.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  Additionally, other income in the 2003 periods included dividends from
Ameron's concrete-pipe and fiberglass-pipe ventures in Saudi Arabia of $2.6 million and $2.2 million, respectively.  The fiberglass-pipe venture is benefiting from a strong demand for fiberglass pipe.  The concrete-pipe venture is suffering from a cyclical lull in projects in Saudi Arabia, and dividends from the concrete pipe venture are expected to be less than in the prior year.

Interest

Net
interest expense totaled $1.5 million in the second quarter of 2004, compared to
$1.8 million in the second quarter of 2003.  The reduction in net interest expense was due to higher debt levels in the second
quarter of 2003.

Net
interest expense was flat in the first half of 2004, compared to the first half of 2003, as lower interest expense in the second quarter was offset by higher interest expense in the first quarter.  The higher interest expense in the first quarter was caused by higher-interest, fixed-rate notes placed in the first quarter of 2003.

Provision for Income Taxes

Income
  taxes declined to $1.5 million in the second quarter of 2004 from $3.8 million in the second quarter of 2003.  Income taxes declined to $.1 million in the six months ended May 31,
  2004, compared to $4.9 million in the comparable period of 2003.  Lower earnings are anticipated from domestic operations.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.

The termination of the two benefit
programs mentioned above is expected to result in an increase in tax rates for
2004.  Approximately $18.5 million of the payouts will not receive an associated tax benefit due to restrictions on the deductibility of certain executive compensation.

Equity in Earnings of Joint
Venture, Net of Taxes

Equity
income, which consists of Ameron's share of the results of TAMCO, increased from less than $.1 million in the second quarter of 2003 to $3.4 million in the second quarter of 2004.  In the first half of 2004, equity income totaled
  $3.9 million, compared
to a loss of almost $.1 million in the first half of 2003.  Ameron owns 50% of
  TAMCO, a mini-mill that produces steel rebar for the
construction industry in the western U.S.  The worldwide market for steel products increased dramatically in 2004 because of demand for steel in China.  TAMCO is projected to perform well throughout 2004.

   Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2003 Annual Report.

The Company utilizes significant
  quantities of steel, primarily by the Water Transmission Group and, to a lesser extent, the Infrastructure Products Group.  The Company's principal steel suppliers have placed the Company's operations on allocation.  Management believes that sufficient steel will be provided to meet forecasted commitments, at agreed prices.

   Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
May 31, 2004 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2004.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits.  As of May 31, 2004, the Company was a defendant in asbestos-related cases involving 18,998
claimants, compared to 18,489 claimants as of February 29, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 31,
2004, there were new claims involving 537
claimants, dismissals and/or settlements involving 28 claimants and no judgments.
Net costs and expenses
incurred by the Company for the six months ended May 31, 2004 in connection with asbestos-related claims were less than $.2 million.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of May 31, 2004, the Company was a defendant in silica-related cases involving 7,776 claimants, compared to 6,846 claimants as of February 29, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 31,
2004, there were new claims involving 1,295 claimants, dismissals and/or settlements involving 365 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended May 31, 2004 in connection with silica-related claims were less than $.1 million.

Item
  2.  Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $8.3 million of consolidated retained earnings were not restricted at May 31, 2004.

ISSUER
  PURCHASES OF EQUITY SECURITIES

        Period

  (a)
        Total
        Number of
        Shares (or
        Units)
        Purchased

         (b)
        Average
        Price
        Paid per
        Share (or
        Unit

        (c)
        Number of
        Shares (or
        Units)
        Purchased as
        Part of
        Publicly
        Announced
        Plans or
        Programs

        (d)
        Maximum
        Number (or
        Approximate
        Dollar Value) of
        Shares (or
        Units) that
        May Yet Be
        Purchased under
        the Plans or
        Programs **

        3/1/04
        thru 3/31/04

         -

         N/A

    -

    N/A

    4/1/04
        thru 4/30/04

        -

    N/A

         -

    N/A

    5/1/04
        thru 5/31/04

         -

    N/A

    -

    N/A

**Shares
    may be repurchased by the Company  to pay taxes
    applicable to the vesting of employee's restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

Item 4. Submission of Matters to a Vote of
  Security Holders

The Company's Annual Meeting of Stockholders was
  held on March 24, 2004.  Represented at the meeting, in person or by proxy, were 7,700,501 shares of common stock (93.7% of the total shares outstanding as of the date of the meeting).  Stockholders voted on the following matters at this meeting:

 1.    Election of
  Directors

The three nominees named in the Company's proxy
  statement, Messrs. Hagan, Haines and Poulsen, having received the greatest number of votes cast, were re-elected to serve for another term with each receiving not less than 7,128,400 votes on a cumulative basis.

Other directors whose terms of office continued
  after the meeting are:  Peter K. Barker, David Davenport, John F. King, Thomas L. Lee, James S. Marlen and
  John E. Peppercorn.

 2.    Proposal to Ratify
  the Appointment of Auditors

7,634,987 shares (99.1% of the shares represented
  at the meeting and 92.9% of the total shares outstanding as of the date of the meeting) voted in favor of the
  proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal year 2004.  Of the shares represented at the meeting, 55,077 (0.7%) voted against the proposal.

 3.    Proposal to Approve
  the Amendment to the Certificate of Incorporation

6,931,255 shares (90.0% of the shares represented
  and voting and 84.4% of the total shares outstanding as of the date of the meeting) voted in favor of the proposal to approve the amendment to the Certificate of Incorporation.  Of the shares represented at the meeting, 736,126 shares (9.6%) voted against the proposal.

  4.    Proposal to Approve
  the 2004 Stock Incentive Plan

5,806,626 shares (84.8% of the
    6,847,212 shares represented
  and voting on this proposal and 70.7% of the total shares outstanding as of the date of the meeting) voted in favor of the proposal to approve the 2004 Stock Incentive Plan.  Of the 6,847,212 shares voting, 758,614 shares (11.1%) voted against the
  proposal.

Item 5. Other Information

In
June 2004, the Company's Board of Directors resolved to terminate two executive benefit programs in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  Ameron expects to incur a one-time pretax expense of approximately $12.9 million (or $15.0 million, after tax, due to restrictions on the deductibility of certain executive compensation) in the third quarter, if, in connection with the termination, all plan participants elect lump-sum payouts of their accrued benefits.  Ameron previously purchased life insurance policies to cover benefits under the plans.  The cash surrender values of these policies exceed the amount of lump-sum payments (totaling approximately $25.4 million) that would be required if elected by all plan participants.  Termination and settlement of the plans will reduce benefit expenses in future years, as well as reduce the $2.7 million benefit expense forecasted for fiscal 2004 by approximately $1.3 million.  Ameron charged $2.1 million under the plans in fiscal 2003.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on March
  24, 2004  to report the Company's financial results for the first quarter ended February 29, 2004, as reported in a press release dated  March 24,
  2004.

A Form 8-K was filed on March
  25, 2004 to
  report, under Item 5, the Company's quarterly dividend of $.20 per share, as reported in a press release dated
  March 25, 2004.

A Form 8-K was filed on March
  26, 2004 to
  report, under Item 5, the Company's plans to construct a Fiberglass Pipe Plant in Malaysia, as reported in a press release dated March 26, 2004.

A Form 8-K was filed on March
  29, 2004 to
  report, under Item 5, the Company's settlement of a labor dispute, as reported in a press release dated
  March 29, 2004.

A Form 8-K was filed on April
  5, 2004 to
  report, under Item 5, the Company's settlement of a labor dispute, as reported in a press release dated
  April 5, 2004.

INDEX OF EXHIBITS

Number and Description
of Exhibit

----------------------------------------------

(31.1)
Section 302 Certification of Chief Executive Officer

(31.2) Section 302
Certification of Chief Financial Officer

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

  Date: June 30, 2004

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

June 30, 2004

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

June 30, 2004

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

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, Chairman of the Board, President and
Chief Executive Officer of the Company and I, Gary Wagner, Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

June 30, 2004

By:    /s/ Gary Wagner
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer

June 30, 2004

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.