Form 10-Q
period 2004-08-29
AMERON INTERNATIONAL CORP
filed 2004-09-24
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2004

or

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

    The number of shares outstanding of Common Stock, $2.50 par value, was 8,429,971 on August 29, 2004. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            12

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       18
  Item 4.   Controls and Procedures                                   18

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         19

  Item 2.   Changes in Securities                                     19
  Item 5.   Other Information                                         20
  Item 6.   Exhibits and Reports on Form 8-K                          20

INDEX OF EXHIBITS                                                     21
SIGNATURE PAGE                                                        22
CERTIFICATIONS                                                     23

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                          -------------------------        -------------------------
                                                           August 29,    August 31,         August 29,    August 31,
                                                              2004          2003               2004          2003
                                                          -----------   -----------        -----------   -----------
Sales                                                     $   155,413   $   155,174        $   435,597   $   433,639
Cost of Sales                                                (117,168)     (112,730)          (330,827)     (318,213)
                                                          -----------   -----------        -----------   -----------
Gross Profit                                                   38,245        42,444            104,770       115,426

Selling, General and
 Administrative Expenses                                      (35,414)      (32,078)          (100,360)      (92,636)
Pension Plan Curtailment/Settlement                           (12,817)            -            (12,817)            -
Other Income, Net                                                 740         2,715              2,794         8,680
                                                          -----------   -----------        -----------   -----------
(Loss)/Income before Interest, Income Taxes
 and Equity in Earnings of Joint Venture                       (9,246)       13,081             (5,613)       31,470

Interest Expense, Net                                          (1,193)       (1,821)            (4,462)       (5,124)
                                                          -----------   -----------        -----------   -----------
(Loss)/Income before Income Taxes and Equity in
 Earnings of Joint Venture                                    (10,439)       11,260            (10,075)       26,346

Provision for Income Taxes                                     (2,921)       (3,779)            (3,041)       (8,717)
                                                          -----------   -----------        -----------   -----------
(Loss)/Income before Equity in Earnings of Joint Venture      (13,360)        7,481            (13,116)       17,629
Equity in Earnings of Joint Venture, Net of Taxes               4,585           230              8,461            82
                                                          -----------   -----------        -----------   -----------
Net (Loss)/Income                                         $    (8,775)  $     7,711        $    (4,655)  $    17,711
                                                          ===========   ===========        ===========   ===========
Net (Loss)/Income per Share (Basic)                       $     (1.05)  $       .97        $      (.56)  $      2.25
                                                          ===========   ===========        ===========   ===========
Net (Loss)/Income per Share (Diluted)                     $     (1.05)  $       .94        $      (.56)  $      2.19
                                                          ===========   ===========        ===========   ===========
Weighted-Average Shares (Basic)                             8,333,346     7,945,157          8,249,076     7,874,174
                                                          ===========   ===========        ===========   ===========
Weighted-Average Shares (Diluted)                           8,333,346     8,194,581          8,249,076     8,103,576
                                                          ===========   ===========        ===========   ===========
Cash Dividends per Share                                  $       .20   $       .20        $       .60   $       .56
                                                          ===========   ===========        ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                   August 29,     November 30,
                                                     2004            2003
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  25,908       $  20,390
  Receivables, Less Allowances of $7,463
    in 2004 and $8,168 in 2003                       141,431         155,629
  Inventories                                         86,577          91,371
  Deferred Income Taxes                               19,241          19,241
  Prepaid Expenses and Other Current Assets           10,632           8,882
                                                   ---------       ---------
    Total Current Assets                             283,789         295,513
Investments in Joint Ventures
  Equity Method                                       13,688          13,064
  Cost Method                                          5,479           5,479
Property, Plant and Equipment
  Land                                                37,916          37,787
  Buildings                                           84,580          84,426
  Machinery and Equipment                            286,190         283,123
  Construction in Progress                            10,846           6,169
                                                   ---------       ---------
    Total Property, Plant and Equipment at Cost      419,532         411,505
  Accumulated Depreciation                          (269,686)       (260,919)
                                                   ---------       ---------
    Total Property, Plant and Equipment, Net         149,846         150,586
Deferred Income Taxes                                  6,770           6,744
Intangible Assets, Net of Accumulated Amortization
  of $9,925 in 2004 and $9,738 in 2003                13,466          13,526
Other Assets                                          44,856          48,580
                                                   ---------       ---------
Total Assets                                       $ 517,894       $ 533,492
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $   8,333       $   8,333
  Trade Payables                                      49,777          47,512
  Accrued Liabilities                                 55,331          53,091
  Income Taxes Payable                                 6,129           9,568
                                                   ---------       ---------
    Total Current Liabilities                        119,570         118,504
Long-Term Debt, Less Current Portion                  86,679          86,044
Other Long-Term Liabilities                           58,043          72,832
                                                   ---------       ---------
  Total Liabilities                                  264,292         277,380
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 a Share,
    Authorized 12,000,000 Shares, Outstanding
    8,429,971 Shares in 2004 and 8,214,563
    in 2003, Net of Treasury Shares                   27,742          27,186
  Additional Paid-In Capital                          21,437          16,443
  Unearned Restricted Stock                           (2,632)         (1,481)
  Retained Earnings                                  284,585         294,255
  Accumulated Other Comprehensive Loss               (28,756)        (31,768)
  Treasury Stock (2,666,670 Shares
    in 2004 and 2,659,810 in 2003)                   (48,774)        (48,523)
                                                   ---------       ---------
  Total Stockholders' Equity                         253,602         256,112
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 517,894       $ 533,492
                                                   =========       =========

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                              Nine Months Ended
                                                           -----------------------
                                                          August 29,     August 31,
                                                             2004           2003
                                                           --------       --------
Cash Flows from Operating Activities
  Net (Loss)/Income                                        $ (4,655)      $ 17,711
  Adjustments to Reconcile Net (Loss)/Income to Net Cash
   Provided by Operating Activities:
     Depreciation                                            13,772         13,667
     Amortization                                               167            233
     Provision/(Benefit) for Deferred Income Taxes               46            (46)
     Net Earnings and Distributions from Joint Ventures          75            186
     Gain from Sale of Assets                                   (77)        (2,541)
     Stock Compensation Expense                               1,179            584
     Other                                                        -            371
  Changes in Operating Assets and Liabilities:
     Receivables                                             14,409        (11,200)
     Inventories                                              5,510          5,248
     Prepaid Expenses and Other Current Assets               (1,604)        (4,231)
     Other Assets                                             4,020         (3,341)
     Trade Payables                                           2,101         (5,617)
     Accrued Liabilities and Income Taxes Payable            (1,323)        10,407
     Other Long-Term Liabilities                            (13,589)         8,085
                                                           --------       --------
      Net Cash Provided by Operating Activities              20,031         29,516
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                  284          3,292
  Additions to Property, Plant and Equipment                (13,086)       (12,892)
                                                           --------       --------
      Net Cash Used in Investing Activities                 (12,802)        (9,600)
                                                           --------       --------
Cash Flows from Financing Activities
  Net Change in Short-Term Borrowings                             -         (1,497)
  Issuance of Debt                                              743         64,203
  Repayment of Debt                                             (88)       (70,123)
  Debt Issuance Costs                                          (473)        (1,659)
  Dividends on Common Stock                                  (5,015)        (4,464)
  Issuance of Common Stock                                    3,220          3,737
  Change in Treasury Stock                                     (251)           136
                                                           --------       --------
      Net Cash Used in Financing Activities                  (1,864)        (9,667)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                   153            445
                                                           --------       --------
Net Change in Cash and Cash Equivalents                       5,518         10,694
Cash and Cash Equivalents at Beginning of Period             20,390         10,360
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 25,908       $ 21,054
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
  "Ameron" or the "Registrant") at August 29, 2004, and consolidated results of operations and cash flows for the three and nine months ended August 29, 2004 and
  August 31, 2003.
  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the
  quarter ends on the Sunday closest to the end of the relevant calendar month.  Ameron's fiscal year ends on November 30, regardless of the day of the week.
  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period

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

Note 2.  New Accounting Pronouncements

In December 2003, the Financial
Accounting Standards Board ("FASB") issued a revision to Statement of
Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits."  The revision to SFAS No. 132 requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods.  These disclosure requirements are effective for the Company.  Disclosures
required under SFAS No. 132 are included in Note 14, herein.

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
The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the quarter ended August 29, 2004 do not reflect the effect of the Act.

On May 19, 2004, the FASB issued an
FSP regarding SFAS No. 106. FSP 106-2, "Accounting and Disclosure Requirements Related
to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"
discusses the effect of the Act.  FSP 106-2 considers
the effect of the two new features introduced in the Act in determining

APBO and net periodic
postretirement benefit cost, which may serve to reduce a company's post-retirement benefit costs. The adoption of FSP 106-2 is required in the Company's fourth quarter of 2004 and is not expected to have a material impact on the
Company's financial position or results of operations.

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
  Inventories
  consisted of
  the following:

                                                              August 29,    November 30,
                                                                2004           2003
                                                              ---------      ---------
Finished Products                                             $  48,450      $  52,821
Materials and Supplies                                           22,982         22,037
Products in Process                                              15,145         16,513
                                                              ---------      ---------
                                                              $  86,577      $  91,371
                                                              =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                                Nine Months Ended
                                                             ------------------------
                                                             August 29,     August 31,
                                                               2004           2003
                                                             ---------      ---------
Interest Paid                                                $   4,273      $   3,497

Income Taxes Paid                                            $   6,130      $   5,737

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                      Three Months Ended           Nine Months Ended
                                   ------------------------     ------------------------
                                   August 29,     August 31,    August 29,     August 31,
                                     2004           2003          2004           2003
                                   ---------      ---------     ---------      ---------
Net Sales                          $  70,960      $  45,830     $ 178,947      $ 119,912

Gross Profit                       $  18,798      $   2,475     $  36,459      $   5,087

Net Income                         $  10,113      $     501     $  18,580      $     179

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the
Company's  joint ventures were as follows:

                                               Three Months Ended          Nine Months Ended
                                            ------------------------    ------------------------
                                            August 29,     August 31,   August 29,     August 31,
                                              2004           2003         2004           2003
                                            ---------      ---------    ---------      ---------

Equity in Earnings of Joint Venture
   TAMCO                                    $   5,057      $     250    $   9,330      $      89

Dividends Received from Joint Ventures
   TAMCO                                    $   5,335      $       -    $   9,405      $     275
   ASAL                                             -              -            -          2,633
   BL                                               -            397            -          2,635
   OAL                                              -              1           97             98
   Amercoat Mexicana                              N/A            312          N/A            312

Earnings from ASAL, BL, OAL, and
Amercoat Mexicana are included in other income.  The Company sold its interest in Amercoat Mexicana in August 2003 for a pretax gain of $2,477.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding restricted stock and stock options, using
  the treasury stock method.  For the three months ended August 29, 2004, options to purchase 45,000 common shares were anti-dilutive, while options to purchase 21,000 common shares were anti-dilutive for the nine months ended
August
29, 2004.  For the three and nine months ended August 31, 2003, options to purchase
21,000 commons shares were anti-dilutive.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                             Three Months Ended             Nine Months Ended
                                          ------------------------      ------------------------
                                          August 29,     August 31,     August 29,     August 31,
                                            2004           2003           2004           2003
                                          ---------      ---------      ---------      ---------
   Basic Average Common
      Shares Outstanding                  8,333,346      7,945,157      8,249,076      7,874,174

   Dilutive Effect of
      Common Stock Equivalents                    -        249,424              -        229,402
                                          ---------      ---------      ---------      ---------
   Diluted Average Common
      Shares Outstanding                  8,333,346      8,194,581      8,249,076      8,103,576
                                          =========      =========      =========      =========

The Company declared a two-for-one stock split in the form of a stock dividend, payable May 27, 2003.  The share and per share information herein is reflected on a post-split basis.

Note 7. Comprehensive Income

Comprehensive income was as follows:

                                                   Three Months Ended            Nine Months Ended
                                                ------------------------     ------------------------
                                                August 29,     August 31,    August 29,     August 31,
                                                  2004           2003          2004           2003
                                                ---------      ---------     ---------      ---------

  Net (Loss)/Income                             $  (8,775)     $   7,711     $  (4,655)     $  17,711
  Foreign Currency Translation
    Adjustment                                       (870)        (2,494)        1,043          7,045
  Comprehensive (Loss)/Income from Joint Venture      (96)          (246)          700            931
  Adjustment to Minimum Pension Liabilities         1,269              -         1,269              -
                                                ---------      ---------     ---------      ---------
  Comprehensive (Loss)/Income                   $  (8,472)     $   4,971     $  (1,643)     $  25,687
                                                =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                        August 29,    November 30,
                                                                          2004           2003
                                                                        ---------      ---------
Fixed-rate notes payable, bearing
  interest at 7.92%, in annual principal
  installments of $8,333                                                $  25,000      $  25,000
Fixed-rate notes payable, bearing
  interest at 5.36%, in annual principal
  installments of $10,000 beginning in 2005                                50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (1.45% at August 29, 2004)                                7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (1.45% at August 29, 2004)                                8,500          8,500
Variable-rate bank revolving credit
  facilities, payable in 2008 (4.06% at August 29, 2004)                    4,312          3,677
                                                                        ---------      ---------
Total long-term debt                                                       95,012         94,377

  Less current portion                                                     (8,333)        (8,333)
                                                                        ---------      ---------
Long-term debt, less current portion                                    $  86,679      $  86,044
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

Note 9.  Segment
  Information

The Company provides certain information
  about operating segments in accordance with SFAS No. 131,
  "Disclosure about Segments of an Enterprise and Related
  Information." In accordance with SFAS No. 131, the Company has determined that it has four reportable segments: Performance
  Coatings & Finishes, Fiberglass-Composite Pipe, Water
  Transmission, and Infrastructure Products. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. The
Company allocates certain selling, general and administrative expenses to the segments utilizing assumptions believed to be appropriate in the circumstances.  Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

                                                             Three Months Ended           Nine Months Ended
                                                          ------------------------    ------------------------
                                                          August 29,     August 31,   August 29,     August 31,
                                                            2004           2003         2004           2003
                                                          ---------      ---------    ---------      ---------

Sales
 Performance Coatings & Finishes                          $  51,956      $  49,993    $ 149,578      $ 140,029
 Fiberglass-Composite Pipe                                   30,017         30,588       88,893         85,519
 Water Transmission                                          35,443         40,984      100,763        112,005
 Infrastructure Products                                     38,140         33,821       96,839         96,948
 Eliminations                                                  (143)          (212)        (476)          (862)
                                                          ---------      ---------    ---------      ---------
  Total Sales                                             $ 155,413      $ 155,174    $ 435,597      $ 433,639
                                                          =========      =========    =========      =========

(Loss)/Income Before Interest
   and Income Taxes
 Performance Coatings & Finishes                          $   1,918      $   2,572    $   2,027      $   6,082
 Fiberglass-Composite Pipe                                    5,400          5,124       15,573         16,217
 Water Transmission                                           2,614          3,806        5,116         12,608
 Infrastructure Products                                      4,865          4,280        8,977         10,857
 Corporate & Unallocated                                    (24,043)        (2,701)     (37,306)       (14,294)
                                                          ---------      ---------    ---------      ---------
  Total (Loss)/Income Before Interest
     and Income Taxes                                     $  (9,246)     $  13,081    $  (5,613)     $  31,470
                                                          =========      =========    =========      =========

                                                                                      August 29,    November 30,
                                                                                        2004           2003
                                                                                      ---------      ---------
Assets
 Performance Coatings & Finishes                                                      $ 163,995      $ 164,399
 Fiberglass-Composite Pipe                                                              154,652        147,326
 Water Transmission                                                                     102,176        125,501
 Infrastructure Products                                                                 75,166         70,202
 Corporate & Unallocated                                                                194,016        184,839
 Eliminations                                                                          (172,111)      (158,775)
                                                                                      ---------      ---------
  Total Assets                                                                        $ 517,894      $ 533,492
                                                                                      =========      =========

 Note 10.  Commitments
  & Contingencies

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 29, 2004, the Company was a defendant in asbestos-related cases involving 18,963 claimants, compared to
18,998 claimants as of May 31, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the

quarter ended August 29,
2004, there were new claims involving two claimants, dismissals and/or settlements involving 37 claimants and no judgments.  Net costs and expenses
incurred by the Company for the quarter ended August 29, 2004 in connection with asbestos-related claims were approximately $164.

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
The
Company continues to vigorously defend all such lawsuits.  As of August 29, 2004, the Company

was a defendant in silica-related cases involving 7,760
claimants, compared to 7,776 claimants as of May 31, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 29,
2004, there were new claims involving 203 claimants, dismissals and/or settlements involving 219 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended August 29, 2004 in connection with silica-related claims were approximately $121.
In April 2003 the Company was served with a
complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A.
and SparTEC, Inc. in the District Court of Harris County, Texas against the
Company and two co-defendants, in connection with certain coatings supplied by defendants in 2002 for an offshore production facility known as a SPAR.
Plaintiffs allege that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants are liable to plaintiffs for all costs associated with removal and replacement of those coatings. Plaintiffs' petition alleged a claim for damages in an unspecified amount. The matter is in active discovery. Plaintiffs'
economic expert estimates plaintiffs' damages at approximately $21,000. The
Company believes that it has meritorious defenses to this action.
Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

Changes in the product warranty accrual for the
nine months ended August 29, 2004 were as follows:

Balance, Beginning of Period                                             $   3,770
Payments                                                                    (2,068)
Change in Liability for Warranties Issued During the Period                  2,538
                                                                         ---------
Balance, End of Period                                                   $   4,240
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
Company's carrying amount of goodwill by business segment were as follows:

                                                               Foreign Currency
                                                                    Translation
Segment                                    November 30, 2003        Adjustments      August 29, 2004
-------------------------------------     ------------------     --------------     ----------------
Performance Coatings & Finishes                   $   11,473         $       61           $   11,534
Fiberglass-Composite Pipe                              1,440                  -                1,440
Infrastructure Products                                  201                  -                  201
                                                   ---------          ---------            ---------
Total                                             $   13,114         $       61           $   13,175

                                                   =========          =========            =========

The Company's intangible assets,
other than goodwill, and
related accumulated amortization consisted of the following:

                                                 August 29, 2004                         November 30, 2003
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,144          $  (2,035)          $   2,076           $  (1,975)
Non-Compete Agreements                           2,105             (1,923)              2,105              (1,794)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                              --------          ---------            --------           ---------
Total                                        $   6,391          $  (6,100)          $   6,323           $  (5,911)

                                               ========          =========            ========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expense for the three and nine months ended August 29, 2004 was $52 and
$167, respectively.  Amortization expense for the three and nine months ended August 31, 2003 was $93 and $233, respectively.  At August 29, 2004, estimated future amortization expense was as follows:
$53 for the
remaining three months of 2004, $183 for 2005, $43 for 2006, $12 for 2007.

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

                                                                 Three Months Ended          Nine Months Ended
                                                             ------------------------    ------------------------
                                                             August 29,     August 31,   August 29,     August 31,
                                                               2004           2003         2004           2003
                                                             ---------      ---------    ---------      ---------
Reported Net (Loss)/Income                                   $  (8,775)     $   7,711     $ (4,655)     $  17,711
(Deduct)/Add:  Stock-based employee compensation (benefit)/
  expense included in reported net income, net of tax              539            (62)         787            391
Deduct:  Stock-based employee compensation
  expense determined under SFAS No. 123,
  net of tax                                                      (244)          (210)        (657)          (613)
                                                             ---------      ---------    ---------      ---------
Pro Forma Net Income                                         $  (8,480)     $   7,439    $  (4,525)     $  17,489
                                                             =========      =========    =========      =========
Basic Net (Loss)/Income Per Share:
  As Reported                                                $   (1.05)     $     .97    $    (.56)     $    2.25
  Pro Forma                                                  $   (1.02)     $     .94    $    (.55)     $    2.22

Diluted Net (Loss)/Income Per Share:
  As Reported                                                $   (1.05)     $     .94    $    (.56)     $    2.19
  Pro Forma                                                  $   (1.02)     $     .91    $    (.55)     $    2.16

Note 14.  Employee
Benefit Plans

In June 2004, the Company terminated two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.
During the quarter ended August 29, 2004, the Company
incurred a pretax expense of $12,817 due to the termination of the plans and
distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits."
SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

Ameron previously purchased life
insurance policies to cover benefits under the plans.  The cash surrender values of these policies (totaling approximately $26,900 as of August 29, 2004) exceed the amount of lump-sum payments (totaling approximately $25,600) required to settle all plan obligations.  Ameron charged approximately $2,100 under the plans in fiscal 2003.  For the three and nine
months ended August 29, 2004 and August 31, 2003,
net
pension and postretirement costs consisted of the following:

                                                                                                        U.S. Postretirement

                                                                     Pension Benefits                       Health Care
                                                        -------------------------------------------     --------------------
                                                             U.S. Plans            Non U.S. Plans

                                                        --------------------    -------------------
                                                                              Three Months Ended

                                                        --------------------------------------------------------------------

                                                       August 29,  August 31,  August 29,  August 31,  August 29,  August 31,

                                                          2004        2003        2004        2003        2004        2003

                                                        --------    --------    --------    --------    --------    --------
Service cost                                            $    726    $    713    $    202    $    193    $     28    $     26
Interest cost                                              2,553       2,662         297         313          50          48
Expected return on plan assets                            (2,629)     (2,380)       (224)       (292)         (8)         (8)

Amortization of unrecognized

   prior service cost                                         90         231         106         145          (4)         (4)
Amortization of unrecognized

   net transition obligation                                   -           -           -           -          18          18

Amortization of accumulated loss                           1,057       1,345           -           -          12           5
Settlement Charge                                         10,901           -           -           -           -           -
Curtailment Loss                                           1,916           -           -           -           -           -

                                                        --------    --------    --------    --------    --------    --------
Net periodic cost                                       $ 14,614    $  2,571    $    381    $    359    $     96    $     85
                                                        ========    ========    ========    ========    ========    ========

                                                                                Nine Months Ended

                                                        --------------------------------------------------------------------

                                                       August 29,  August 31,  August 29,  August 31,  August 29,  August 31,

                                                          2004        2003        2004        2003        2004        2003

                                                        --------    --------    --------    --------    --------    --------
Service cost                                            $  2,450    $  2,139    $    606    $    579    $     84    $     79
Interest cost                                              7,999       7,986         891         939         150         143
Expected return on plan assets                            (7,887)     (7,141)       (672)       (876)        (24)        (25)

Amortization of unrecognized

   prior service cost                                        524         694         318         435         (12)        (11)
Amortization of unrecognized

   net transition obligation                                   -           -           -           -          53          53

Amortization of accumulated loss                           4,133       4,035           -           -          37          16
Settlement Charge                                         10,901           -           -           -           -           -
Curtailment Loss                                           1,916           -           -           -           -           -

                                                        --------    --------    --------    --------    --------    --------
Net periodic cost                                       $ 20,036    $  7,713    $  1,143    $  1,077    $    288    $    255
                                                        ========    ========    ========    ========    ========    ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The
Company  contributed $5,758 to the U.S. qualified pension plans in the first three quarters of 2004.

 Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

August 29, 2004

INTRODUCTION

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; high-performance coatings and finishes for the protection of metals and structures; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids; and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe, Australasia and Asia.  The Company has four reportable segments. The Performance Coatings & Finishes Group manufactures and markets high-performance industrial and marine coatings. The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products. The Infrastructure Products Group manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles.  The markets served by the Performance Coatings & Finishes Group and the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Kuwait and Egypt.

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

 LIQUIDITY AND CAPITAL RESOURCES

During
the nine months ended August 29, 2004, the Company generated cash from operating activities of $20.0 million, compared to $29.5 million in the same period in 2003.
The
lower operating cash flow in 2004 was primarily due to lower earnings and reduced liabilities, partially offset by lower current
assets, principally receivables.  Liabilities decreased due to payments of employee benefits and
income taxes.  Receivables declined primarily due to collections by the Water Transmission Group associated with completed projects.

Net
cash used in investing activities totaled $12.8 million during the nine months ended August 29, 2004, compared to $9.6 million in the same period in 2003.  In 2004, net cash used in investing activities consisted of proceeds from the sale of assets of
$.3 million, offset by
capital expenditures of $13.1 million.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment.  During the fiscal year ending
November 30, 2004, the Company anticipates spending between $15 and $20 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net
cash used in financing activities was $1.9 million during the nine months ended August 29,  2004, compared to $9.7 million used in the same period in 2003.  The net cash used in financing activities in 2004 consisted of a net issuance of debt of
$.7 million, debt issuance costs of $.5 million, payment of
common stock dividends of $5.0 million, and a net issuance of common stock of $3.0 million.  Issuance of common stock related to exercised stock options.

In June 2004, the Company extended a
$100 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until June 2008, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $195.0 million plus 50% of net income and 75% of the proceeds from any equity issued after February 28, 2004.  The Company's consolidated net worth exceeded the covenant amount by $66.7 million as of August 29, 2004.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.75 times.
As of August 29, 2004, the Company maintained a debt leverage ratio of 1.73 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of August 29, 2004, qualifying tangible assets equaled 1.73 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of August 29, 2004, the Company maintained a ratio of 1.94 times.

Cash
and cash equivalents at August 29, 2004 totaled $25.9 million, an increase of $5.5 million from November 30, 2003.  At
August 29, 2004, the Company had
total debt outstanding of $95.0 million and approximately $113 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing level during 2004 were $96.8 million and $95.1 million, respectively.

In
June 2004, the Company terminated two
executive benefit programs in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  Ameron previously purchased life insurance policies to cover benefits under the plans.  The cash surrender values of these policies totaled approximately $26.9 million as of August 29, 2004 and exceeded the amount (totaling $25.6 million) that would be required if lump-sum payments were elected by all plan participants.  During the quarter ended August 29, 2004, $24.7 million was paid to participants to settle most of the obligations of the Company under the plans.  The settlement payments were made using existing cash balances, and the life insurance policies continued to be held for investment purposes and to reduce income taxes.  Management anticipates that, going forward, a portion of the life insurance policies will be liquidated and a portion of the policies will continue to be held for general investment purposes.

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

The Company's contractual obligations and commercial commitments at
August 29, 2004 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $ 95,012    $  8,333   $ 36,667  $24,312    $25,700
Operating Leases                                          35,564       4,705      5,384    4,537     20,938
                                                         --------------------------------------------------
Total Contractual Obligations (b)                       $130,576    $ 13,038   $ 42,051  $28,849    $46,638
                                                         ==================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Standby Letters of Credit (c)                            $ 2,300      $ 2,300      $  -     $  -       $  -
                                                         --------------------------------------------------
Total Commercial Commitments (b)                         $ 2,300      $ 2,300      $  -     $  -       $  -
                                                         ==================================================
(a) Included in long-term debt is $4,312 outstanding under a revolving credit facility, and bank lines supported by the Revolver, which is due in 2008.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations, guarantees, or standby repurchase obligations.
(c) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with a principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

The Company had a net
loss of $8.8 million, or $1.05 per diluted share, on sales of $155.4 million for the quarter ended August 29, 2004, compared to net income of $7.7 million, or $.94 per diluted share, on sales of $155.2 million for the same period in 2003.  Both the Performance Coatings & Finishes and
Infrastructure Products Groups had higher sales.  Sales of the
Fiberglass-Composite Pipe Group were

flat, and sales of the Water
Transmission Group were lower.  The loss was primarily caused by the costs related to the curtailment and settlement of the executive benefit plans, totaling $12.8 million.  Lower profits from consolidated operations was partially offset by the improved performance of TAMCO, the Company's 50%-owned steel manufacturing venture.  Total profits from consolidated operations declined in the third quarter compared to the same period in 2003.  Higher income from the
Fiberglass-Composite Pipe and Infrastructure Products Groups partially offset declines by the Performance Coatings & Finishes and Water Transmission Groups.

The Company had a net
loss of $4.7 million, or $.56 per diluted share, on sales of $435.6 million for the nine months ended August 29, 2004.  The Company earned $17.7 million, or $2.19 per diluted share, on sales of
$433.6 million for the same period of 2003.  The loss in 2004 came from lower income from consolidated operations, due partly to labor disputes and weak market conditions in the first half of 2004, and the curtailment and settlement costs associated with termination of the benefit plans.  Mitigating the decline was the improvement of TAMCO.  The Performance Coatings & Finishes and Fiberglass-Composite Pipe
Groups had higher sales primarily due to the impact of changing foreign currency rates.  Sales of the Water Transmission and Infrastructure Products Groups
declined because of the labor disputes that took place earlier in the year.  The Water Transmission Group was also impacted by weak demand in its primary market, the western U.S.  Year-to-date net income declined as lower gross profits and higher selling, general and administrative expenses were partially offset by higher equity earnings of TAMCO and lower income taxes.

Sales

Sales were flat in the third quarter of 2004, compared to the same period in 2003.  Performance Coatings & Finishes' sales increased slightly due primarily to favorable changes in foreign exchange rates.  Sales of the Fiberglass-Composite Pipe Group were flat, and the increase in sales by the Infrastructure Products Group was more than offset by the sales decline of the Water Transmission Group.

Year-to-date
sales increased by $2.0 million in 2004, compared to the same period in 2003.  In addition to the disruption caused by the first-half labor disputes, sales increases caused by changing foreign exchange rates and higher demand for fiberglass pipe were offset by reduced demand in markets served by the Water Transmission Group.

Performance
Coatings & Finishes' sales increased by $2.0 million in the third quarter and by $9.5 million in the nine months ended August 29, 2004, compared to the same periods in 2003.  The 2004 quarterly and year-to-date increases came from changing foreign exchange rates, as sales in foreign currencies by international operations were converted based on a weaker U.S. dollar.  Sales in local currencies by operations outside the U.S. were slightly higher, offset by lower sales by U.S. operations.  Improvements came with the sales of fire protection coatings in Europe and coil coatings in New Zealand.  Sales of protective coatings in the U.S. and Europe declined as a result of continued weakness in spending in the industrial and chemical markets.
Additionally, sales of coatings for use in offshore oil and gas production weakened in 2004 as offshore construction slowed in the U.S.
The anticipated upturn in spending by industrial customers in the U.S.
and Europe remains slower than expected.

Fiberglass-Composite
Pipe's sales decreased by $.6 million in the third quarter and increased by $3.4 million in the nine months ended August 29, 2004, compared to the same periods in the prior year.  Changing foreign exchange rates contributed to a portion of the improvements.  The Fiberglass-Composite Pipe Group continued to benefit from a strong performance from Asian operations.  Year-to-date sales from operations in Singapore and Malaysia were lower than in 2003 due to project timing, but sales accelerated in the third quarter due to strong demand for fiberglass piping for use in Asian marine and offshore construction markets.  Sales in the U.S. were down slightly for the quarter and the full year because of the weak industrial market and lower activity in the U.S. offshore construction market.  Sales of oilfield tubing for onshore application was down for the quarter and flat for the year to date.  Overall, demand for fiberglass piping remains robust, driven by higher oil prices.  Additionally, the escalating cost of competing products, especially steel piping, is enhancing the competitiveness of fiberglass piping.

The
Water Transmission Group's sales declined $5.5 million in the third quarter and $11.2 million in the nine months ended August 29, 2004, compared to the same periods in 2003.
The declines were the result of weak market conditions and labor disputes at two of the Group's principal plants in Southern California in the first half of 2004.  Workers at the two plants struck in early
February.  Agreement was reached at one of the plants in the first quarter, at the end of February, and at the second plant in the second quarter, at the end of
March.  Sales of protective lining products for sewer pipe also declined due to a cyclical slowdown in the waste water market and increased competition from alternative products and suppliers.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.
Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The market for concrete and steel pressure pipe remains soft in the western U.S., affected by a cyclical lull in infrastructure spending and government budgetary constraints.  Even though the business may be able to make up much of the revenue lost in the first half due to the strikes, full-year results may be below the high levels of the last several years.  Compounding the current market conditions are limits on the availability of steel.
Ameron anticipates that sufficient steel will be provided to meet its forecasted commitments; however, the ability to service unforecasted demand may be limited.  The needs for fresh and waste water infrastructure remain high in the western U.S.

Sales of the Infrastructure Products Group increased $4.3 million in the third quarter and remained relatively flat in the nine months ended August 29, 2004, compared to the same periods in 2003.  Sales of Hawaiian operations were higher in the quarter and lower year to date. Hawaiian operations recovered from a labor dispute at the Company's principal aggregates and ready-mix concrete operations on Oahu in Hawaii which began in February and ended in early April.  Construction spending in Hawaii was deferred during the strikes, and demand remains strong for aggregates and ready-mix concrete used in residential and commercial construction.  Sales of poles were higher for the third quarter and the year, benefiting from the level of housing construction throughout the U.S., spurred by low interest rates..

Gross Profit

Gross
profit in the third quarter of 2004 was $38.2 million, or 24.6% of sales, compared to $42.4 million, or 27.4% of sales, in the third quarter of 2003.
Gross profit in the nine months ended August 29, 2004 was $104.8 million, or 24.1%
of sales.  The corresponding profit and margin in the nine months ended August 31, 2003 was $115.4 million and 26.6%.  Gross profit decreased $4.2 million in the third quarter and $10.7 million in the nine months ended August 29, 2004 due to lower margins and the impact in the first half of the strikes on plant utilization.  In addition, a $2.0 million expense was recorded in the third quarter in anticipation of a year-end LIFO adjustment associated with higher steel prices.

Gross
profit of the Performance Coatings & Finishes Group was flat in the third quarter of 2004 and declined $.6 million in the nine months ended August 29, 2004, compared to the same periods in
2003.  Quarterly and year-to-date profit margins were adversely impacted as the weaker dollar lowered profits on sales by European operations into dollar-based markets in the Middle East and the former Soviet Union.  Manufacturing costs increased in the U.S. due to lower plant utilization and higher costs.

Fiberglass-Composite
Pipe's gross profit decreased $1.1 million in the third quarter and increased $.6 million in the nine months ended August 29, 2004, compared to 2003.  Year-to-date profits increased due to higher sales.  Profit margins declined in both periods due to changes in product mix.

Water
Transmission's gross profit decreased $1.5 million in the third quarter and
$6.6 million in the nine months ended August 29, 2004, compared to the same periods in 2003.  Corresponding margins also declined.  The decreases were primarily the result of lower profit on the mix of business as competitive pressures impacted margins because of the slow market conditions.  Profits were also affected by inefficient plant utilization caused by the strikes in the first half of 2004 and higher workers' compensation costs.

Gross
profit of the Infrastructure Products Group increased $.4 million in the third quarter and decreased $1.8 million for the nine months ended August 29, 2004, compared to the same periods in 2003.  The decrease was caused by weather and the labor dispute in Hawaii in the first half of 2004, which reduced profits on lower sales and affected plant efficiencies.

Selling, General and Administration Expenses
("SG&A")

SG&A
totaled $35.4 million, or 22.8% of sales, in the third quarter of 2004, compared to $32.1 million, or 20.7% of sales, in the third quarter of 2003. The increase was due to higher compensation expense of $1.0 million, higher stock compensation expense of  $.7 million, higher insurance and pension costs of $.6 million and higher expenses associated with legal claims of $1.3 million, offset by lower product development costs of $1.2 million.  Additionally, SG&A expenses were $.6 million higher as costs of foreign operations translated into higher U.S. dollars due to exchange rate changes.

For
the nine months ended August 29, 2004, SG&A totaled $100.4 million, or 23.0% of sales.  Corresponding expenses totaled $92.6 million, or 21.4% of sales, in the same period of 2003.  SG&A increased $7.7 million on higher pension and insurance costs of $2.2 million, higher stock compensation expense of $.4 million, the impact of changing foreign exchange rates of $3.0 million, and higher legal expenses and consulting fees of $2.7 million.  Additionally in 2003, SG&A included a recovery of roughly $1.0 million, representing amounts agreed to be reimbursed to the Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement of the Central Arizona Project lawsuits.

Pension Plan Curtailment/Settlement

In June 2004, the Company terminated two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  The Company incurred a pretax expense of $12.8 million due to the termination of the plans and
distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

Ameron previously purchased life insurance policies
to cover benefits under the plans.  The cash surrender values of these policies totaled approximately $26.9 million as of August 29, 2004 and exceeded the amount of lump-sum payments (totaling approximately $25.6 million) required to settle all plan obligations.  Termination and settlement of the plans is expected to reduce benefit expenses in future years, as well as reduce the approximately $2.7 million benefit expense forecasted for fiscal 2004 by approximately $1.3 million.  Ameron charged $2.1 million under the plans in fiscal 2003.

Other Income

Other
income declined from $2.7 million in the third quarter of 2003 to $.7 million in the third quarter of 2004.  Other income declined from $8.7 million in the nine months ended August 31,
2003 to $2.8 million in the same period in 2004.  Other income in all periods included royalties and fees from licensees, foreign currency transaction gains or losses, and other miscellaneous income.  Additionally, other income in the year-to-date 2003 period included dividends from Ameron's concrete-pipe and fiberglass-pipe ventures in Saudi Arabia of $2.6 million and $2.2 million, respectively.  The fiberglass-pipe venture is benefiting from strong demand for fiberglass pipe.  The concrete-pipe venture is suffering from a cyclical lull in projects in Saudi Arabia, and dividends from the concrete pipe venture are expected to be less than in the prior year.  A gain of $2.5 million on the sale of Ameron's minority interest in a Mexican coatings venture was recognized during the third quarter of 2003.
Interest

Net
interest expense totaled $1.2 million in the third quarter of 2004, compared to
$1.8 million in the third quarter of 2003.  The reduction in net interest expense was due to lower debt levels in the third quarter of 2004.

Net
interest expense was lower in the nine months ended August 29, 2004, compared to the same period in 2003, as a result of lower interest rates in combination with lower debt levels.

Provision for Income Taxes

Income
  taxes declined to $2.9 million in the third quarter of 2004 from $3.8 million in the third quarter of 2003.  Income taxes declined to $3.0 million in the nine months ended August 29,
  2004, compared to $8.7 million in the comparable period of 2003.  Taxes were recorded in the third quarter, even with a pretax loss, due to IRS limitations on the deductibility of a portion of the settlements associated with the executive benefit plan terminations.  Lower earnings are anticipated from domestic operations for the full year, which is expected to impact the full-year tax rates.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.

The termination of the two benefit
programs mentioned above is expected to result in an increase in tax rates for
2004.  Approximately $18.5 million of the payouts are not expected to receive an associated tax benefit due to restrictions on the deductibility of certain executive compensation.

Equity in Earnings of Joint
Venture, Net of Taxes

Equity
income, which consists of Ameron's share of the results of TAMCO, increased from $.2 million in the third quarter of 2003 to $4.6 million in the third quarter of 2004.  In the nine months ended August 29, 2004, equity income totaled
  $8.5 million, compared
to less than $.1 million in the nine months ended August 29, 2004.  Ameron owns 50% of TAMCO, a mini-mill that produces steel rebar for the construction industry in the western U.S.  TAMCO performed well throughout 2004 due to regional demand for steel and higher prices.  The worldwide market for steel products increased dramatically in 2004 because of demand for steel in China.  TAMCO is projected to perform well throughout 2004.

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

   Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 29, 2004 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to August 29, 2004.

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

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits.  As of August 29, 2004, the Company was a defendant in asbestos-related cases involving 18,963 claimants, compared to 18,998 claimants as of May 31, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 29,
2004, there were new claims involving two claimants, dismissals and/or settlements involving 37 claimants and no judgments.
Net costs and expenses
incurred by the Company for the quarter ended August 29, 2004 in connection with asbestos-related claims were less than $.2 million.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of August 29, 2004, the Company was a defendant in silica-related cases involving 7,760 claimants, compared to 7,776 claimants as of May 31, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 29,
2004, there were new claims involving 203 claimants, dismissals and/or settlements involving 219 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended August 29, 2004 in connection with silica-related claims were less than $.2 million.

In April 2003 the Company was served with a
complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A.
and SparTEC, Inc. in the District Court of Harris County, Texas against the
Company and two co-defendants, in connection with certain coatings supplied by defendants in 2002 for an offshore production facility known as a SPAR.
Plaintiffs allege that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants are liable to plaintiffs for all costs associated with removal and replacement of those coatings. Plaintiffs' petition alleged a claim for damages in an unspecified amount. The matter is in active discovery. Plaintiffs' economic expert estimates plaintiffs' damages at approximately $21 million. The
Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

Item
  2.  Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $9.2 million of consolidated retained earnings were not restricted at August 29, 2004.

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
        Programs **

        6/1/04
        thru 6/27/04

         -

         N/A

    -

    N/A

    6/28/04
        thru 8/1/04

        -

N/A

         -

    N/A

    8/2/04
        thru 8/29/04

         -

    N/A

    -

    N/A

**Shares
    may be repurchased by the Company  to pay taxes
    applicable to the vesting of employee's restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

Item 5. Other Information

In June 2004, the
          Company terminated two executive
          benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  The Company incurred a one-time pretax expense of $12.8 million due to the termination of the plans and
distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

Ameron previously
          purchased life insurance policies to cover benefits under the plans.
          The cash surrender values of these policies (totaling approximately
          $26.9 million) exceed the amount of lump-sum payments (totaling $25.6 million) required to settle all plan obligations.  Termination and settlement of the plans is expected to reduce benefit expenses in future years, as well as reduce the approximately $2.7 million benefit expense forecasted for fiscal 2004 by approximately $1.3 million.  Ameron charged $2.1 million under the plans in fiscal 2003.

Item
  6.  Exhibits and Reports on Form 8-K

A Form 8-K was filed on
  June
  28, 2004  to report the Company's financial results for the second quarter ended May 31, 2004, as reported in a press release dated  June 25,
  2004.

A Form 8-K was filed on
  June 28, 2004 to
  report, under Item 5, the Company's quarterly dividend of $.20 per share, as reported in a press release dated
  June 28, 2004.

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

  Date: September 24, 2004

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

September 24, 2004

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

September 24, 2004

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

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended August 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, Chairman of the Board, President and
Chief Executive Officer of the Company and I, Gary Wagner, Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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
September 24, 2004

By: /s/ Gary Wagner
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer
September 24, 2004

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.