Form 10-K
period 2004-11-30
AMERON INTERNATIONAL CORP
filed 2005-02-15
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $255 million on May 30, 2004, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On February 8, 2005 there were 8,425,871 shares of Common Stock, $2.50 par value, outstanding. No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON’S 2004 ANNUAL REPORT TO STOCKHOLDERS (PARTS I, II AND IV).

2. PORTIONS OF AMERON’S PROXY STATEMENT FOR THE 2005 ANNUAL MEETING OF STOCKHOLDERS (PART III).

PART I
AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as “Ameron”, the “Company”, the “Registrant” or the “Corporation” unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1). Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to “the year” or “the fiscal year” pertain to the 12 months ended November 30, 2004.  All references to the “Annual Report” pertain to the Company’s 2004 Annual Report to Stockholders.  All references to the “Proxy Statement” pertain to the Company’s Proxy Statement to be filed on or about February 23, 2005 in connection with the 2005 Annual Meeting of Stockholders.

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

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

The information contained in Notes (1), (5) and (18) of Notes to Consolidated Financial Statements on pages 40, 41, 42, 43, 52 and 53 of the Annual Report is incorporated herein by reference.

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

b) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed directly, as well as through manufacturers’ representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company’s plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. (“Centron”), at its plant in Texas, by wholly-owned subsidiaries in the Netherlands, Singapore, and Malaysia, by a joint venture in Saudi Arabia and by third-party licensees.

c) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with a plant in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed directly using the Company’s own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company’s consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company’s concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company’s technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers’ representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company’s plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the other segments of the Company’s businesses. Competition for such work is based upon quality, price and service.

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

The Company benefits from the payment of dividends and certain license fees from its joint ventures.  Additionally, Ameron’s consolidated operations sell product into Middle Eastern markets, primarily fiberglass pipe, coatings and polyvinyl chloride sheeting.  While the joint ventures in Saudi Arabia and, to a limited extent, the Company’s direct sales of products into the Middle East are subject to political and economic conditions throughout the Middle East, the Company’s exposure is concentrated primarily in Saudi Arabia.  Significant unrest in the Middle East or Saudi Arabia could have a material impact on the Company.  Ameron’s and its joint ventures’ products have not been typically sold into Iraq.  Therefore, the unrest in Iraq has not had a material impact on the Company.

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in the same industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company’s industry segments turn their inventory between four and eight times annually. Average days’ sales in accounts receivable range between 42 and 154 for all segments.

(v) The value of backlog orders at November 30, 2004 and 2003 by industry segment is shown below. A substantial portion of the November 30, 2004 backlog is expected to be billed and recorded as sales during 2005.  The only noteworthy change in backlog relates to the Water Transmission Group.  The Water Transmission Group’s backlog increased by about $55 million at the end of 2004 due to the award of a series of orders totaling approximately $76 million for a major sewer upgrade program for the Sacramento County Regional Sanitation District in California and award of a major order for water distribution piping totaling about $25 million for the Metropolitan Water District of Southern California.  The backlog, excluding such larger projects, is lower than in recent years due to a cyclical slowdown in the water market in the western U.S.

SEGMENT	2004	2003
	(in thousands)
Performance Coatings & Finishes Group	$6,209	$9,039
Fiberglass-Composite Pipe Group	28,914	26,145
Water Transmission Group	154,747	100,075
Infrastructure Products Group	27,935	25,597
Total	$217,805	$160,856

(vi) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any change in competitive situation which would be material to an understanding of the business.

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

(viii) A number of the Company’s operations operate outside the U.S. and are affected by changes in foreign exchange rates.  Sales, profits, assets and liabilities could be materially impacted by changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies.  The Company does not typically hedge anticipated sales or items subject to translation adjustments, such as long-term advances.

(2) a) Approximate expense during each of the last three fiscal years for Research and Development costs is shown under the caption in Note (1) of Notes to Consolidated Financial Statements on page 40 of the Annual Report, and is incorporated herein by reference.

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

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,800 persons. Of those, approximately 1,000 were covered by labor union contracts. Three separate bargaining agreements are subject to renegotiation in 2005.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

The information contained in Notes (1), (5) and (18) of Notes to Consolidated Financial Statements on pages 40, 41, 42, 43, 52 and 53 of the Annual Report is incorporated herein by reference.

Export sales in the aggregate from U.S. operations during the last three fiscal years were:

In thousands
2004	$20,824
2003	25,095
2002	26,372

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

INDUSTRY SEGMENT - GROUP

Division - Location	Description

PERFORMANCE COATINGS & FINISHES GROUP
Coatings Division - USA
Alpharetta, GA	*Office
Brea, CA	Office, Laboratory, Warehouse
Little Rock, AR	Office, Plant
Houston, TX	Warehouse
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Huthwaite, UK	Office, Plant
Ameron (UK) Limited
Hull, UK	Office, Plant
Ameron (Australia) Pty. Limited
Sydney, Australia	Office, Plant
Adelaide, Australia	Plant
Ameron (New Zealand) Limited
Auckland, New Zealand	Office, Plant

FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division - USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant

WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Etiwanda, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant

Protective Linings Division
Brea, CA	Office, Plant
American Pipe & Construction International
Bogota, Colombia	Office, Plant

INFRASTRUCTURE PRODUCTS GROUP

Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry

Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant

CORPORATE
Corporate Headquarters
Pasadena, CA	*Office

Corporate Research & Engineering
South Gate, CA	Office, Laboratory
Long Beach, CA	*Office

*Leased

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and, at this time, the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company’s products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2004, the Company was a defendant in asbestos-related cases involving 18,298 claimants, compared to 17,447 claimants as of November 30, 2003.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2004, there were new claims involving 1,633 claimants, dismissals and/or settlements involving 782 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2004 in connection with asbestos-related claims were less than $.5 million.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and, at this time, the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company’s products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2004, the Company was a defendant in silica-related cases involving 8,226 claimants, compared to 6,847 claimants as of November 30, 2003.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2004, there were new claims involving 1,966 claimants, dismissals and/or settlements involving 587 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2004 in connection with silica-related claims were about $.4 million.

In April 2003 the Company was served with a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively “McDermott”) in the District Court of Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively “Dominion”).  McDermott alleges that the Company’s co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants are liable to McDermott for all costs associated with removal and replacement of those coatings. McDermott’s petition as filed alleged a claim for damages in an unspecified amount; however, McDermott’s economic expert subsequently estimated McDermott’s damages at approximately $21 million, a figure which the Company contests.  Trial of this matter is expected in August 2005.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

Separately, in May 2003, Dominion brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking additional damages allegedly sustained by Dominion resulting from delays in McDermott’s delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion’s petition as filed alleged a claim for damages in an unspecified amount; however, Dominion’s economic expert recently estimated Dominion’s damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2004 to a vote of security holders.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2004 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Ralph S. Friedrich	57	Vice President-Research & Engineering	2003

Thomas P. Giese	60	Vice President; Group President, Water Transmission Group	1997

James R. McLaughlin	57	Vice President-Treasurer & Controller	1997

Terrence P. O’Shea	58	Vice President-Human Resources	2003

Javier Solis	58	Senior Vice President of Administration, Secretary & General Counsel	1984

William M. Smith	49	Senior Vice President, Operations; Group President, Infrastructure Products Group	2004

Gary Wagner	53	Senior Vice President & Chief Financial Officer	1990

All of the executive officers named above have held high-level managerial or executive positions with the Company for more than the past five years.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 8, 2005, there were 1,124 stockholders of record of such stock. Information regarding stock compensation plans is contained in Note (12) on page 46 of the Annual Report, and is incorporated herein by reference.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company’s Common Stock during that period are set out in Note (17) on page 52 of the Annual Report, which information is incorporated herein by reference.

Terms of lending agreements which place restrictions on cash dividends are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 34 and Note (10) on pages 44 and 45 of the Annual Report, and is incorporated herein by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs**
8/30/04 thru 9/26/04	—	N/A	—	N/A
9/27/04 thru 10/31/04	—	N/A	—	N/A
11/1/04 thru 11/30/04	—	N/A	—	N/A

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of employee’s restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is contained in the Selected Consolidated Financial Information shown on page 24 of the Annual Report, and is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 25 through 34 and Note (1) pages 40, 41 and 42 of the Annual Report, and is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is contained on page 32 of the Annual Report under the caption “Market Risks,” and is incorporated herein by reference.  At November 30, 2004, the Company had foreign currency forward contracts with an aggregate face value and fair value of $9,774,000 and $10,221,000, respectively. In June 2004, the Company extended a floating rate, revolving credit facility which permits borrowings up to $100,000,000 at any time until June 2008.  Future debt maturities are as follows:

							Total Outstanding As of November 30, 2004
	Expected Maturity Date						Recorded Value	Fair Value
	2005	2006	2007	2008	2009	Thereafter
Liabilities
(US$ in thousands)
Long-Term Debt:
Fixed-rate secured notes, payable in US$	$8,333	$8,334	$—	$—	$—	$—	$16,667	$17,807
Average interest rate	7.92%	7.92%	—	—	—	—	7.92%

Fixed-rate secured notes, payable in US$	10,000	10,000	10,000	10,000	10,000	—	50,000	51,809
Average interest rate	5.36%	5.36%	5.36%	5.36%	5.36%	—	5.36%

Variable-rate, foreign bank revolving credit facilities, payable in Columbian Pesos	—	—	—	915	—	—	915	915
Average interest rate	—	—	—	9.31%	—	—	9.31%

Variable-rate, domestic revolving credit facilities, payable in US$	—	—	—	10,400	—	—	10,400	10,400
Average interest rate	—	—	—	4.16%	—	—	4.16%

Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	7,200	7,200	7,200
Average interest rate	—	—	—	—	—	1.86%	1.86%

Variable-rate industrial development bonds, payable in US$	—	—	—	—	—	8,500	8,500	8,500
Average interest rate	—	—	—	—	—	1.86%	1.86%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements as of November 30, 2004 and for the year ended November 30, 2004 and the report thereon of PricewaterhouseCoopers LLP dated February 9, 2005, comprising pages 35 through 55 of the Annual Report, are incorporated herein by reference.

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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – Management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

      Based on their evaluation as of November 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 Management’s Report on Internal Control Over Financial Reporting – Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that  internal control over financial reporting was effective as of November 30, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of November 30, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 54 in the 2004 Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, and the audit committee financial expert, is contained in the Company’s Proxy Statement.  Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company’s Proxy Statement under the section captioned “The Board and its Committees”.  Such information is incorporated herein by reference.  The Board of Directors has determined that none of the members of its Audit Committee is an “audit committee financial expert” as defined in Item 401(h)(2) of Regulation S-K.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4 of this report.

The Company has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to directors, officers and employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Copies of the Code, as well as each of the Company’s Corporate Governance Guidelines and charters of the Audit, the Compensation and the Nominating & Corporate Governance committees of its Board of Directors are available on the Company’s website, located at www.ameron.com, and are available in print to stockholders upon written request to the Secretary of the Company at the Company’s headquarters address.

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

INDEX TO FINANCIAL STATEMENTS

Statement	Page Reference to Annual Report

Consolidated Statements of Income for the years ended November 30, 2004, 2003 and 2002	35

Consolidated Balance Sheets as of November 30, 2004 and 2003	36-37

Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2004, 2003 and 2002	38

Consolidated Statements of Comprehensive Income for the years ended November 30, 2004, 2003 and 2002	38

Consolidated Statements of Cash Flows for the years ended November 30, 2004, 2003 and 2002	39

Notes to Consolidated Financial Statements	40-53

Report of Independent Registered Public Accounting Firm	54

(i)                                    Financial statements of TAMCO, a 50-percent owned company will be filed as an amendment under cover of Form 8 when such financials statements are available.  Summarized information as to the financial condition and results of operations for TAMCO are presented in Note (5) on page 43 of the Annual Report and is incorporated herein by reference.

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

SCHEDULE	SCHEDULES OF AMERON
I	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
II	Valuation and Qualifying Accounts and Reserves

(a) (3) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
3(i)	Certificate of Incorporation
3(ii)	Bylaws
4	Instruments Defining the Rights of Security Holders, Including Indentures
10	Material Contracts
13	Annual Report
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99	Report of Previous Independent Registered Public Accounting Firm

b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 2004 as follows:

September 23, 2004 reporting under Item 7, the financial results for the Company’s third quarter ended August 29, 2004.

September 24, 2004 reporting under Item 5, the declaration of a quarterly dividend of 20 cents per share of common stock for the Company’s third quarter ended August 29, 2004.

SCHEDULE I - REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Ameron International Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of the Company’s internal control over financial reporting and of the effectiveness of the Company’s internal control over financial reporting referred to in our report dated February 9, 2005 appearing in the 2004 Annual Report to Stockholders of Ameron International Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule for the years ended November 30, 2004 and 2003 listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 9, 2005

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$8,168	$1,991	$(3,032)	$857	$7,984

INCLUDED IN CURRENT LIABILITIES

Reserve for pending claims and litigation	$4,547	$2,358	$(3,822)	$—	$3,083

Reserve for product warranty	3,770	5,056	(4,632)	103	4,297

Other reserves	176	60	(131)	5	110

Reserve for self-insured programs	14,988	6,736	(5,817)	2	15,909

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

Date:  February 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-10-05	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	President and Chief Executive
Officer (Principal Executive
Officer)

Date: 2-10-05	/s/ Gary Wagner	Senior Vice President & Chief
	Gary Wagner	Financial Officer (Principal
Financial & Accounting Officer)

Date: 2-10-05	/s/Peter Barker	Director
Peter K. Barker

Date: 2-10-05	/s/David Davenport	Director
David Davenport

Date: 2-10-05	/s/Michael Hagan	Director
J. Michael Hagan

Date: 2-10-05	/s/Terry Haines	Director
Terry L. Haines

Date: 2-10-05	/s/John King	Director
John F. King

Date:		Director
Thomas L. Lee

Date: 2-10-05	/s/John Peppercorn	Director
John E. Peppercorn

Date: 2-10-05	/s/Dennis Poulsen	Director
Dennis C. Poulsen