Form 10-K/A
period 2004-11-30
AMERON INTERNATIONAL CORP
filed 2005-02-28
CIK 790730

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
This Amendment on Form 10-K/A amends Part IV, Item 15 of the Annual Report on Form
10-K (the "Original Form 10-K") filed on February 14, 2005, on behalf of the
Registrant, to add the following supplemental information, which amends and supercedes the summarized information as to the financial condition and results of operations for TAMCO, as presented in Note (5) of Notes to Consolidated Financial
Statements on page 43 of the Annual Report, which was incorporated by reference:

        EXHIBIT      EXHIBITS OF AMERON
       --------     ----------------------------------------------------
         23.3        Consent of Deloitte & Touche LLP on TAMCO
         99.1        TAMCO Financial Statements as of November 30, 2004
                     and 2003 and for Each of the Three Years in the
                     Period Ended November 30, 2004 and Report of
                     Independent Registered Public Accounting Firm

EXHIBIT 23.3
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use in Registration Statements No. 33-57308, No. 33-59697,
No. 333-36497, No. 333-61816 and No. 333-114534 of Ameron International
Corporation on Form S-8 of our report dated January 14, 2005 related to the financial statements of TAMCO as November 30, 2004 and 2003 and for each of the three years in the period ended November 30, 2004, appearing in this Annual
Report on Form 10-K of Ameron International Corporation for the year ended
November 30, 2004.
/s/Deloitte & Touche LLP
Los Angeles, California
February 28, 2005

EXHIBIT 99.1

TAMCO Financial Statements as of November 30, 2004 and 2003 and for Each of
the Three Years in the Period Ended November 30, 2004 and Report of Independent
Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
TAMCO
Rancho Cucamonga, California

We have audited the accompanying balance sheets of TAMCO (the "Company") as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

January 14, 2005

TAMCO
BALANCE SHEETS
NOVEMBER 30, 2004 AND 2003
(In thousands)
___________________________________________________________________

                                                     2004            2003
                                                  -----------     -----------
ASSETS (Note 3)
CURRENT ASSETS:
  Cash                                             $       3       $   2,298
  Trade receivables, net of allowances of $259
    in 2004 and 2003                                   7,624           7,285
  Due from shareholders                                  587             611
  Other receivables                                      452              30
  Inventories                                         54,864          27,024
  Deferred income taxes (Note 7)                       2,360             924
  Prepaid expenses                                       562             690
  Prepaid income taxes                                    --             126
  Natural gas swap asset (Note 6)                         42              --
                                                   ---------       ---------
    Total current assets                              66,494          38,988
                                                   ---------       ---------
PROPERTY, PLANT and EQUIPMENT:
  Land                                                 1,191           1,191
  Processing facilities and equipment                 95,261          93,664
  Construction in progress                               816             495
                                                   ---------       ---------
                                                      97,268          95,350
  Less accumulated depreciation and amortization     (69,400)        (64,585)
                                                   ---------       ---------
    Property, plant and equipment-net                 27,868          30,765
                                                   ---------       ---------
OTHER ASSETS                                              75             176
                                                   ---------       ---------
TOTAL                                              $  94,437       $  69,929
                                                   =========       =========

See notes to financial statements.                                (Continued)

TAMCO
BALANCE SHEETS
NOVEMBER 30, 2004 AND 2003
(In thousands, except share amounts)
___________________________________________________________________

                                                     2004            2003
                                                  ----------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Borrowings under line of credit (Note 3)         $  19,600       $      --
  Trade payables                                      12,984          11,317
  Other accrued liabilities                            5,535           5,267
                                                   ---------       ---------
    Total current liabilities                         38,119          16,854
                                                   ---------       ---------
LONG-TERM LIABILITIES:
  Natural gas swap liability (Note 6)                     --           3,665
  Other long-term liabilities (Note 4)                 6,242           6,833
  Deferred income taxes (Note 7)                       2,361             817
                                                   ---------       ---------
    Total long-term liabilities                        8,603          11,315
                                                   ---------       ---------

CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Common Stock, $100 par value-authorized
    and outstanding, 220,000 shares in
    2004 and 2003                                     19,482          19,482
  Retained earnings                                   30,412          26,345
  Accumulated other comprehensive loss               (2,179)        (3,797)
                                                   ---------       ---------
    Total Shareholders' equity                        47,715          42,030
                                                   ---------       ---------
TOTAL                                              $  94,437       $  69,929
                                                   =========       =========

See notes to financial statements.                                (Concluded)

TAMCO
STATEMENTS OF INCOME
YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(In thousands)
__________________________________________________________________________________

                                                           2004          2003          2002
                                                       -----------   -----------   -----------
REVENUE:
 Gross sales                                           $   217,284   $   164,200   $   132,215
 Cash discounts allowed                                     (1,435)       (1,256)       (1,322)
                                                       -----------   -----------   -----------
   Total revenue                                           215,849       162,944       130,893
                                                       -----------   -----------   -----------
COST OF SALES                                              163,741       147,768       108,969

LOADING AND FREIGHT                                          6,223         7,451         5,614
                                                       -----------   -----------   -----------
   Total costs of sales                                    169,964       155,219       114,583
                                                       -----------   -----------   -----------
GROSS PROFIT                                                45,885         7,725        16,310

GENERAL AND ADMINISTRATIVE EXPENSES                          6,358         5,179         5,738

INTEREST EXPENSE                                               180           290           403

OTHER (INCOME) EXPENSE-NET                                    (215)           67        (1,110)
                                                       -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                    39,562         2,189        11,279

PROVISION FOR INCOME TAXES (Note 6)                         16,135           778         4,534
                                                       -----------   -----------   -----------
NET INCOME                                             $    23,427   $     1,411   $     6,745
                                                       ===========   ===========   ===========

See notes to financial statements.

TAMCO
STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(In thousands)
_______________________________________________________________________________________________

                                                                        Accumulated
                                                    Common Stock           Other
                                                 -------------------   Comprehensive    Retained
                                                  Shares     Amount          Loss        Earnings      Total

BALANCE-November 30, 2001                           220    $ 19,482      $ (5,388)      $ 27,671    $ 41,765

 Comprehensive income:
   Net income                                                                              6,745       6,745
   Unrealized gain on gas swap-net of tax                                   1,697                      1,697
   Minimum pension liability adjustment-net
    of tax                                                                 (1,653)                    (1,653)
                                                                                                    --------
   Comprehensive income                                                                                6,789

   Dividends to shareholders                                                              (6,930)     (6,930)
                                                   -----   --------      --------       --------    --------

BALANCE-November 30, 2002                           220      19,482        (5,344)        27,486      41,624

 Comprehensive income:
   Net income                                                                              1,411       1,411
   Unrealized gain on gas swap-net of tax                                   1,851                      1,851
   Minimum pension liability adjustment-net
    of tax                                                                   (304)                      (304)
                                                                                                    --------
   Comprehensive income                                                                                2,958

   Dividends to shareholders                                                              (2,552)     (2,552)
                                                   -----   --------      --------       --------    --------

BALANCE-November 30, 2003                           220      19,482        (3,797)        26,345      42,030

 Comprehensive income:
   Net income                                                                             23,427      23,427
   Unrealized gain on gas swap-net of tax                                   1,907                      1,907
   Minimum pension liability adjustment-net
    of tax                                                                   (289)                      (289)
                                                                                                    --------
   Comprehensive income                                                                               25,045

   Dividends to shareholders                                                             (19,630)    (19,630)
                                                   -----   --------      --------       --------    --------

BALANCE-November 30, 2004                           220    $ 19,482      $ (2,179)      $ 30,142    $ 47,445
                                                   =====   ========      ========       ========    ========

See notes to financial statements.

TAMCO
STATEMENTS OF CASH FLOWS
YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
(In thousands)
_______________________________________________________________________________________

                                                                   2004         2003         2002
                                                                ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                     $   23,427   $    1,411   $    6,745
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                      5,239        5,235        5,408
  Deferred income tax (benefit) expense                             (1,004)         969          343
  Loss on sale/abandonment of property and equipment                    31        1,024            1
  Net noncash gas swap derivative gain                                (489)        (452)        (451)
  Changes in operating assets and liabilities:
   Receivables                                                        (737)         525           94
   Inventories                                                     (27,840)         403       (2,211)
   Prepaid expenses                                                    128         (277)          90
   Prepaid income taxes                                                126          559        1,588
   Other assets                                                        101          107          163
   Trade payables                                                    1,667        4,131        1,108
   Other accrued liabilities                                           268         (398)       2,027
   Other liabilities                                                (1,079)        (751)       1,703
                                                                ----------   ----------   ----------
      Total adjustments                                            (23,589)      11,075        9,863
                                                                ----------   ----------   ----------
      Net cash (used in) provided by operating activities             (162)      12,486       16,608
                                                                ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                (2,373)        (954)        (984)
 Proceeds from sale of property and equipment                           --           --           10
                                                                ----------   ----------   ----------
      Net cash used in investing activities                         (2,373)        (954)        (974)
                                                                ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings                                                     19,600       (7,500)      (7,900)
 Dividends paid to shareholders                                    (19,360)      (2,552)      (6,930)
                                                                ----------   ----------   ----------
      Net cash provided by (used in) financing activities              240      (10,052)     (14,830)
                                                                ----------   ----------   ----------
NET INCREASE IN CASH                                            $   (2,295)  $    1,480   $      804

CASH-Beginning of year                                               2,298          818           14
                                                                ----------   ----------   ----------
CASH-End of year                                                $        3   $    2,298   $      818
                                                                ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW-Cash paid
 during the year for:
 Interest                                                       $      185   $      241   $      399
                                                                ==========   ==========   ==========

 Income taxes-net of refunds                                    $   17,031   $      237   $    2,355
                                                                ==========   ==========   ==========

See notes to financial statements.

TAMCO

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - TAMCO (the "Company") (a California corporation) was formed in 1974 and is owned by Ameron International Corporation ("Ameron") (a 50% shareholder); Mitsui & Co. (U.S.A.), Inc. and Mitsui & Co., Ltd. (in the aggregate, a 25% shareholder); and Tokyo Steel Mfg. Co., Ltd. (a 25% shareholder). TAMCO's operations consist of the manufacture and sale of steel reinforcing bar. The Company sells product within California, Nevada and Arizona.

Fiscal Year-End - The Company's fiscal year ends on the Sunday nearest November 30. The actual fiscal year end for 2004, 2003 and 2002 was November 28, November 30 and December 1, respectively. For clarity of presentation, the financial statements refer to the year-end as November 30 for both years.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - The Company records revenue upon shipment of the product and transfer of title to the customer.

Inventories - Inventories are stated at the lower of cost or market, with cost determined using the first‑in, first-out method. Inventories consisted of the following at November 30 (in thousands):

	2004	2003

Rebar	$ 32,662	$ 7,400
Billets	7,615	8,831
Scrap metal	7,372	6,237
Supplies and spare parts	7,215	4,556

Total	$ 54,864	$ 27,024

The Company currently buys its scrap metal at market prices. Due to the nature of this commodity market, the Company is vulnerable to price changes due to shifts in supply and demand. These changes in raw material prices may not necessarily be passed on to the end users and, therefore, could impact operating results.

Property, Plant and Equipment - Processing facilities and equipment are depreciated or amortized using the straight-line method over their estimated useful lives, which are as follows:

Processing facilities                                                                             20 years
Equipment                                                                                   3 to 25 years

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

State investment tax credits have been deferred and are being utilized as a reduction to the provision for income taxes for financial reporting purposes over the estimated useful lives of the assets acquired. Investment tax credits of $13,753, $21,023 and $482,241 were utilized during fiscal 2004, 2003 and 2002, respectively, for financial reporting purposes. As of November 30, 2004 and 2003, the Company had a deferred investment tax credit of $0 and $13,753, respectively.

Other Long-Term Liabilities - Other long-term liabilities consist of the noncurrent portions of pension liabilities and workers' compensation liabilities.

Other Expenses (Income) - Other expenses (income) on the statements of income and other comprehensive income consist primarily of rental income, gains and losses on abandonment of assets and legal settlement. In addition, in fiscal 2004, 2003 and 2002, the Company received payments from legal settlements of approximately $0, $786,000 and $939,000, respectively.

New Accounting Pronouncements - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that an issuer classify the following financial instruments as a liability (or an asset in some circumstances):

         -        Mandatorily redeemable financial instruments;
         -        Obligations to repurchase the issuer's equity shares by transferring assets; and
         -        Certain obligations to issue a variable number of shares.

The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, but do not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Except for mandatorily redeemable financial instruments, this statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For mandatorily redeemable financial instruments with a fixed redemption date for a fixed or determinable amount, the statement is effective for periods beginning after December 15, 2004. For mandatorily redeemable financial instruments without a fixed redemption date or not for a fixed determinable amount, the statement is deferred indefinitely. Management believes that the adoption of SFAS No. 150 will not have a material impact on the Company's results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities and unallocated overheads are recognized as an expense in the period in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently assessing the impact of adopting SFAS No. 151.

Concentration of Credit Risk and Major Customers - Financial instruments that subject the Company to credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and provides for estimated credit losses. One customer accounted for approximately 11%, 10% and 9% of total net sales for the years ended November 30, 2004, 2003 and 2002, respectively.

Reclassifications - Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the classifications used in 2004.

2. RELATED PARTY TRANSACTIONS

During 1992, the Company entered into a lease agreement with Ameron for certain land, buildings, structures and other improvements. The lease is a 10-year lease agreement and is renewable for a 10-year period. It contains a purchase option equal to the fair market value of the leased assets at the end of the initial lease term or at the end of the related renewal period. The lease was extended then renewed on November 1, 2002. The lease payments in 2004 and were $37,350 per month, payable quarterly in arrears. Total lease charges were $448,200, $448,200 and $367,350 in fiscal 2004, 2003 and 2002, respectively.

During 2001, Ameron, a shareholder, entered into a lease agreement with the Company for a nine-acre property. The lease is a two-year lease agreement, which commenced on September 1, 2001. By mutual consent, this lease agreement may be extended for two additional one-year terms. On September 1, 2003, the lease was renewed. The lease agreement was terminated in May 2004. The lease payments were $9,988 per month, payable monthly in advance. Total lease income was $59,928, $119,856 and $106,000 in fiscal 2004, 2003 and 2002, respectively.

The Company purchased materials and equipment from certain shareholders totaling approximately $85,000, $135,000 and $145,000 during fiscal 2004, 2003 and 2002, respectively.

The Company sold finished goods to certain shareholders for approximately $24,654,000, $9,982,000 and $7,777,000 or 11.4%, 6.2% and 5.9% of net sales during fiscal 2004, 2003 and 2002, respectively.

The Company pays for certain utility costs and charges Ameron for its share. During fiscal 2004, 2003 and 2002, Ameron reimbursed the Company approximately $505,000, $638,000 and $580,000, respectively, for its share of such costs.

3. BUSINESS LOAN AGREEMENT

The Company has, under a business loan agreement (the "Agreement") with a bank, a $35,000,000 credit facility for advances with $10,000,000 subfacilities for letters of credit, from November 23, 2004 to April 30, 2005. The credit facility for advances will be reduced to $30,000,000 starting May 1, 2005 until the expiration of the Agreement. The Agreement expires August 1, 2005. The interest rate on borrowings is based on specified margins over or under certain money market rates (ranging from 3.04% to 4.5% at November 30, 2004). Additionally, under the Agreement, the Company has a foreign exchange facility for $3,000,000. All amounts under the Agreement are secured by substantially all of the Company's assets. As of November 30, 2004 and 2003, the Company has an outstanding balance of $19,600,000 and $0, respectively, under the Agreement.

Under the Agreement, the Company is required to comply with, among other things, the maintenance of certain amounts or ratios relating to working capital, debt and net worth. There are also restrictions on capital expenditures, mergers, dispositions of assets, incurring short-term debt (other than from shareholders) and, except as otherwise provided for, the distribution or collateralization of assets or issuance or disposal of common stock. As of November 30, 2004, the Company was in compliance with its debt covenants.

4. PENSION AND 401(k) RETIREMENT PLANS

The Company has two defined benefit plans covering substantially all of its employees. The plan covering salaried employees is a step-rate plan, which provides pension benefits that are based on final average pay and years of service (as defined in the plan). The plan covering hourly employees provides pension benefits that are based on a flat-dollar benefit (as defined in the plan) per month based on years of service and a one-time payment of $4,000 upon retirement. The Company's funding policy has been to make at least the minimum annual contributions required by applicable regulations.

Pension cost for fiscal 2004, 2003 and 2002 was approximately $1,051,000, $1,245,000 and $618,000, respectively, which includes amortization of prior service costs over periods ranging from 15 to 30 years. The Company funded approximately $3,245,000, $1,365,000 and $340,000 during fiscal 2004, 2003 and 2002, respectively.

The projected benefit obligation was determined based on employee data as of August 31, 2004 and 2003.

Assumptions used in accounting for these plans during 2004, 2003 and 2002 were as follows:

	2004		2003		2002
	Salaried	Hourly	Salaried	Hourly	Salaried	Hourly

Discount rates	5.75%	5.75%	6.50%	6.50%	7.00%	7.00%
Rates of increase in
compensation levels	4.00	N/A	4.00	N/A	4.50	N/A
Expected long-term rate of
return on plan assets	9.00	9.00	9.00	9.00	9.75	9.75

The following table sets forth the plans' funded status and amounts recognized in the accompanying financial statements for the years ended November 30 (in thousands):

	2004		2003		2002
	Salaried	Hourly	Salaried	Hourly	Salaried	Hourly
Components of net periodic pension cost:
Service cost	$ 340	$ 439	$ 336	$ 455	$ 301	$ 392
Interest cost	665	746	643	698	614	652
Expected return on market-related
value of plan assets	(660)	(745)	(581)	(673)	(721)	(825)
Amortization of unrecognized prior
service cost	(1)	64	(1)	83	(1)	121
Amortization of unrecognized
transition obligation					68	17
Amortization of accumulated losses	81	122	133	152

Net periodic pension cost	$ 425	$ 626	$ 530	$ 715	$ 261	$ 357

Changes in projected benefit obligation:
Projected benefit obligation-beginning
of year	$ 11,178	$ 11,878	$ 10,031	$ 10,900	$ 8,861	$ 9,394
Service cost	340	439	336	455	301	392
Interest cost	665	746	643	698	614	652
Actuarial loss	514	788	463	202	512	798
Benefits paid	(339)	(453)	(295)	(377)	(257)	(336)

Projected benefit obligation-end of year	$ 12,358	$ 13,398	$ 11,178	$ 11,878	$ 10,031	$ 10,900
	2004		2003		2002
	Salaried	Hourly	Salaried	Hourly	Salaried	Hourly
Changes in plan asset:
Fair value of plan assets-beginning
of year	$ 7,463	$ 8,403	$ 6,397	$ 7,636	$ 7,528	$ 8,606
Actual return on plan assets	795	930	562	578	(874)	(974)
Employer contribution	1,337	1,908	799	566		340
Administrative expenses	(70)	(77)
Benefits paid	(339)	(453)	(295)	(377)	(257)	(336)

Fair value of plan assets-end of year	$ 9,186	$ 10,711	$ 7,463	$ 8,403	$ 6,397	$ 7,636

Funded status:
(Deficiency) excess of plan assets over
projected benefit obligations	$ (3,173)	$ (2,688)	$ (3,715)	$ (3,475)	$ (3,635)	$ (3,265)
Unrecognized actuarial loss	2,909	3,272	2,540	2,714	2,191	2,570
Unrecognized prior benefit service cost		75	(1)	138	(1)	221

Funded status-end of year	$ (264)	$ 659	$ (1,176)	$ (623)	$ (1,445)	$ (474)

Amounts recognized on the balance sheet
consist of:
Prepaid benefit cost	$ -	$ -	$ -	$ -	$ -	$ -
Accrued benefit liability	(1,297)	(2,688)	(2,280)	(3,475)	(2,180)	(3,265)
Intangible asset		75		138		221
Accumulated other comprehensive loss	1,033	3,272	1,104	2,714	735	2,570

Net amount recognized	$ (264)	$ 659	$ (1,176)	$ (623)	$ (1,445)	$ (474)

The salaried plan is a step-rate plan, which provides for an amount equal to 1.35% of final average pay up to covered compensation, plus 1.95% of final average pay in excess of this covered compensation, times years of service (not to exceed 30 years).

For the November 30, 2004 calculations, the Company made no economic assumption changes for either plan from those made on August 31, 2004.

The Company's pension plans are accrued based on various assumptions and discount rates as described above. The actuarial assumptions used could change in the near term due to changes in expected future trends and other factors, which, depending on the nature of the changes, could cause increases or decreases in the liabilities accrued.

The Company's pension plan weighted average asset allocations by asset category are as follows at August 31:

	2004		2003
	Salaried	Hourly	Salaried	Hourly

Equity securities	65%	65%	72%	72%
Debt securities	27	27	28	28
Real estate	5	5	0	0
Other (cash equivalents)	3	3	0	0

Total	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (in thousands):

Year Ending	Salaried	Hourly

2005	$ 450	$ 530
2006	500	590
2007	580	650
2008	640	720
2009	700	790
2010-2014	4,470	4,820

Approximately 1% of the Company's employees are covered by union-sponsored, collectively bargained, multi-employer pension plans. The Company contributed $45,000, $38,000 and $33,000 to such plans in fiscal 2004, 2003 and 2002, respectively. These contributions are determined in accordance with the provisions of a negotiated labor contract.

The Company adopted two 401(k) deferred compensation retirement plans effective as of January 1, 1996 for salaried employees and March 1, 1996 for hourly employees. These plans were merged effective December 31, 2001. The plan covers substantially all employees who have completed three months of service. The Company matches 25% of salaried employee contributions up to a maximum of 4% of the employee's salary and provides for a variable match on an employee's contribution ranging from 4% to 6% of annual salary. The variable portion is based upon the Company's annual return on net assets. Under the plans, voluntary employee deferred contributions up to 100% of annual compensation may be made, or a maximum not to exceed the Internal Revenue Service limitation. Such voluntary employee contributions are made through payroll deductions. The Company expensed $100,000, $36,000 and $59,000 related to the plans during fiscal 2004, 2003 and 2002, respectively.

5. CONTINGENCIES

Litigation - The Company is involved in legal matters in the normal course of its business. Management believes that the ultimate outcome of such matters will not have a material adverse effect on the Company's results of operations or financial position.

6. DERIVATIVE ACTIVITY

Natural Gas Swap - On March 27, 2001, the Company entered into a Natural Gas Swap ("derivative"), a financial instrument, in order to fix its exposure to natural gas prices in the volatile California energy market. The Natural Gas Swap is a derivative instrument and is accounted for pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value, and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The Natural Gas Swap extends through October 2005 with a monthly commitment of 70,000 MMBtu. The derivative qualified as a cash flow hedge under SFAS No. 133 from March 27, 2001 through July 31, 2001. The consummation of the Gas Purchase Agreement, discussed below, disqualified the derivative from hedge accounting treatment from August 1, 2001 through December 2, 2001. The subsequent cancellation of this Gas Purchase Agreement allows the derivative to again qualify as a cash flow hedge as of December 2, 2001.

For 2001, the Company recorded cash paid for gas purchases and monthly cash settlements related to the derivative in cost of sales. During the period from March 27, 2001 through July 31, 2001, in which the derivative qualified as a hedge, the Company recorded $107,000 in cost of sales for the ineffective portion of the derivative. As of July 31, 2001, when the derivative no longer qualified for hedge accounting, the fair market value of the derivative was a liability of $9,927,000. The difference of $629,000 between the July 31, 2001 fair value and the November 30, 2001 fair value of $10,556,000 was recorded as unrealized loss on gas swap derivative in the statement of income that year. In addition, in 2001, for the period that the derivative was not a hedge, other comprehensive loss amortization of $1,139,000 was also recorded as unrealized loss on gas swap derivative in the statement of income.

As of December 2, 2001, the derivative again qualified as a hedge. As a result, amounts previously recorded as unrealized loss on gas swap derivative have been amortized into other comprehensive income and cost of sales, on a straight-line basis, over the remaining term of the derivative. This amortization decreased cost of sales by $526,000, $451,000 and $451,000 during 2004, 2003 and 2002, respectively.

During the month of November 2004, it was determined by management that it was probable that the forecasted transaction (natural gas purchase) would not occur in December 2004 and January 2005. As such, the hedged transaction did not qualify for the exception described in SFAS No. 133 and the derivative gain of approximately $37,000 in accumulated other comprehensive loss related to those two months, which is determined based on discounted cash flows, was reclassified to cost of sales. In addition, the related previously recorded unrealized loss on the gas swap derivative that was being amortized over the remaining life of the swap was also accelerated for the months of December and January and approximately $75,000 was recorded to cost of sales.

7. INCOME TAXES

The provision for income taxes was as follows for the years ended November 30 (in thousands):

                                      2004        2003        2002
                                    -------     -------     -------
Current:
 Federal                            $13,669     $  (121)    $ 3,679
 State                                3,470         (70)        512
                                    -------     -------     -------
Total current                        17,139        (191)      4,191
                                    -------     -------     -------
Deferred:
 Federal                             (1,043)        802         (35)
 State                                   39         167         378
                                    -------     -------     -------
Total deferred                       (1,004)        969         343
                                    -------     -------     -------
Total                               $16,135     $   778     $ 4,534
                                    =======     =======     =======

Temporary differences comprising the net deferred income tax (liabilities) assets were as follows at November 30 (in thousands):

                                           2004               2003
                                         --------           --------
Depreciation                             $ (5,342)          $ (5,590)
State income taxes                          1,285                 59
Gas swap liability                           (170)             1,141
Reserves                                    2,465              1,699
Minimum pension liability                   1,755              1,556
Pension                                      (157)               805
Unrealized loss on gas swap                   165                379
Other-net                                      (2)                58
                                         --------           --------
Total deferred income tax
 (liabilities) assets                    $     (1)          $    107
                                         ========          =========

A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate for the years ended December 31 is as follows:

	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent

Provision (benefit) for income taxes	$ 13,847	35.0%	$ 766	35.0%	$ 3,947	35.0%
at statutory rate
Nondeductible items	66	0.2	59	2.7	54	0.5
State taxes-net of federal benefit	2,280	5.8	22	1.7	587	4.1
Other	(58)	(0.2)	(59)	(2.7)	(54)	(0.5)

Total	$ 16,135	40.8%	$ 788	36.7%	$ 4,534	39.1%

* * * * * *