Form 10-Q
period 2005-02-27
AMERON INTERNATIONAL CORP
filed 2005-04-08
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2005

or

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

The number of shares outstanding of Common Stock, $2.50 par value, was 8,470,371 on February 27, 2005. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            14

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       19
  Item 4.   Controls and Procedures                                   19

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         19

  Item 2.   Changes in Securities                                     20
  Item 6.   Exhibits and Reports on Form 8-K                          20

INDEX OF EXHIBITS                                                     21
SIGNATURE PAGE                                                        22
CERTIFICATIONS                                                     24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                                                           Three Months Ended
                                                                                       -------------------------
                                                                                       February 27, February 29,
                                                                                           2005         2004
                                                                                       -----------   -----------
Sales                                                                                  $   138,812   $   129,668
Cost of Sales                                                                             (105,800)      (99,729)
                                                                                       -----------   -----------
Gross Profit                                                                                33,012        29,939

Selling, General and
 Administrative Expenses                                                                   (32,975)      (33,316)
Other Income, Net                                                                            1,167           566
                                                                                       -----------   -----------
Income/(Loss) before Interest, Income Taxes
 and Equity in Earnings of Joint Venture                                                     1,204        (2,811)
Interest Expense, Net                                                                       (1,378)       (1,771)
                                                                                       -----------   -----------
Loss before Income Taxes and Equity in
 Earnings of Joint Venture                                                                    (174)       (4,582)

Income Tax Benefit                                                                              61         1,345
                                                                                       -----------   -----------
Loss before Equity in Earnings of Joint Venture                                               (113)       (3,237)
Equity in Earnings of Joint Venture, Net of Taxes                                              594           484
                                                                                       -----------   -----------
Net Income/(Loss)                                                                      $       481   $    (2,753)
                                                                                       ===========   ===========
Net Income/(Loss) per Share (Basic)                                                    $       .06   $      (.34)
                                                                                       ===========   ===========
Net Income/(Loss) per Share (Diluted)                                                  $       .06   $      (.34)
                                                                                       ===========   ===========
Weighted-Average Shares (Basic)                                                          8,342,338     8,163,420
                                                                                       ===========   ===========
Weighted-Average Shares (Diluted)                                                        8,519,859     8,163,420
                                                                                       ===========   ===========
Cash Dividends per Share                                                               $       .20   $       .20
                                                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

                           Consolidated Balance Sheets

                 (In thousands, except share and per share data)

                                                         February 27,    November 30,
                                                             2005            2004
                                                         ( Unaudited )
                                                         -------------   ------------
ASSETS
Current Assets
  Cash and Cash Equivalents                              $      38,384   $     30,124
  Receivables, Less Allowances of $7,428
    in 2005 and $7,984 in 2004                                 150,748        162,636
  Inventories                                                   97,007         90,297
  Deferred Income Taxes                                         15,527         15,526
  Prepaid Expenses and Other Current Assets                     11,190         11,032
                                                         -------------   ------------
    Total Current Assets                                       312,856        309,615
Investments in Joint Ventures
  Equity Method                                                 15,172         16,042
  Cost Method                                                    5,922          5,922
Property, Plant and Equipment
  Land                                                          39,035         38,875
  Buildings                                                     87,530         87,159
  Machinery and Equipment                                      289,388        286,769
  Construction in Progress                                       9,955          8,812
                                                         -------------   ------------
    Total Property, Plant and Equipment at Cost                425,908        421,615
  Accumulated Depreciation                                    (272,137)      (267,964)
                                                         -------------   ------------
    Total Property, Plant and Equipment, Net                   153,771        153,651
Deferred Income Taxes                                            6,043          6,029
Intangible Assets, Net of Accumulated Amortization
  of $10,609 in 2005 and $10,550 in 2004                        13,793         13,795
Other Assets                                                    43,024         38,883
                                                         -------------   ------------
Total Assets                                             $     550,581   $    543,937
                                                         =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Current Portion of Long-Term Debt                    $      18,333   $     18,333
    Trade Payables                                              47,770         49,156
    Accrued Liabilities                                         54,527         53,221
    Income Taxes Payable                                         7,025          8,092
                                                         -------------   ------------
    Total Current Liabilities                                  127,655        128,802
Long-Term Debt, Less Current Portion                            81,106         75,349
Other Long-Term Liabilities                                     63,609         60,619
                                                         -------------   ------------
  Total Liabilities                                            272,370        264,770
                                                         -------------   ------------
Stockholders' Equity
  Common Stock, Par Value $2.50 per Share,
    Authorized 24,000,000 Shares, Outstanding
    8,470,371 Shares in 2005 and 8,431,471
    in 2004, Net of Treasury Shares                             27,862         27,745
  Additional Paid-In Capital                                    23,048         21,903
  Unearned Restricted Stock                                     (3,464)        (2,300)
  Retained Earnings                                            299,808        301,013
  Accumulated Other Comprehensive Loss                         (20,019)       (20,420)
  Treasury Stock (2,674,270 Shares
    in 2005 and 2,666,670 in 2004)                             (49,024)       (48,774)
                                                         -------------   ------------
  Total Stockholders' Equity                                   278,211        279,167
                                                         -------------   ------------
Total Liabilities and Stockholders' Equity               $     550,581   $    543,937
                                                         =============   ============

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                           (In thousands)

                (Unaudited)

                                                                 Three Months Ended
                                                            ---------------------------
                                                            February 27,   February 29,
                                                               2005           2004
                                                            ------------   ------------
Cash Flows from Operating Activities
  Net Income/(Loss)                                         $        481   $     (2,753)
  Adjustments to Reconcile Net Income/(Loss) to Net Cash
   Provided by Operating Activities:
     Depreciation                                                  4,803          4,561
     Amortization                                                     51             63
     Provision for Deferred Income Taxes                             103             17
     Net Earnings and Distributions from Joint Ventures              847             71
     Gain from Sale of Assets                                        (56)            (5)
     Stock Compensation Expense                                       30            813
  Changes in Operating Assets and Liabilities:
     Receivables                                                  11,959         17,062
     Inventories                                                  (6,383)           286
     Prepaid Expenses and Other Current Assets                      (160)        (1,711)
     Other Assets                                                 (4,118)          (365)
     Trade Payables                                               (1,522)        (3,262)
     Accrued Liabilities and Income Taxes Payable                    191       (10,129)
     Other Long-Term Liabilities                                   2,845          2,029
                                                            ------------   ------------
      Net Cash Provided by Operating Activities                    9,071          6,677
                                                            ------------   ------------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                       278            119
  Additions to Investments, Property,
   Plant and Equipment                                            (4,958)        (3,034)
                                                            ------------   ------------
      Net Cash Used in Investing Activities                       (4,680)        (2,915)
                                                            ------------   ------------
Cash Flows from Financing Activities
  Issuance of Debt                                                 5,891          2,216
  Repayment of Debt                                                 (165)            --
  Dividends on Common Stock                                       (1,685)        (1,643)
  Issuance of Common Stock                                            67             --
  Change in Treasury Stock                                          (250)          (251)
                                                            ------------   ------------
      Net Cash Provided by Financing Activities                    3,858            322
                                                            ------------   ------------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                         11            397
                                                            ------------   ------------
Net Change in Cash and Cash Equivalents                            8,260          4,481
Cash and Cash Equivalents at Beginning of Period                  30,124         20,390
                                                            ------------   ------------
Cash and Cash Equivalents at End of Period                  $     38,384   $     24,871
                                                            ============   ============

See accompanying notes to consolidated financial statements.

                Ameron International Corporation and Subsidiaries

                                     Notes to Consolidated Financial Statements

                (Dollars in thousands except per share data)

                (Unaudited)

Note 1.  Basis Of
  Presentation

Consolidated financial statements for the
  interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries
  (the "Company" or "Ameron" or the "Registrant") at February 27, 2005, and its
  consolidated results of operations and cash flows for the three months ended
  February 27, 2005 and February 29, 2004. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.
  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting
  consistency, the quarter ends on the Sunday closest to the end of the relevant calendar month.  Ameron's fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.

The consolidated financial statements do
  not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2004 ("2004 Annual Report").

Certain prior period balances have
  been reclassified to conform with the current period presentation.

Note 2.  New Accounting Pronouncements

In January 2004, the Financial
Accounting Standards Board ("FASB") issued a FASB
Staff Position ("FSP") regarding Statement of Financial Accounting
Standards ("SFAS") No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions."  FSP 106-1, "Accounting and
Disclosure Requirements Related to the Medicare Prescription Drug, Improvement
and Modernization Act of 2003," discusses the effect of the Medicare
Prescription Drug, Improvement and Modernization Act (the "Act") enacted on
December 8, 2003.  FSP 106-1 considers the effect of the two new features introduced in the Act in determining accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit costs, which may serve to reduce a company's postretirement benefit costs.  Companies may elect to defer accounting for this benefit or may attempt to reflect the best estimate of the impact of the Act on net periodic costs currently.  The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the period ended February
27, 2005 do not reflect the effect of the Act.

In
November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123
(revised 2004), "Share-Based Payments."  SFAS No. 123 (R) would require the
Company to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements.  The adoption of SFA No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  SFAS No. 123 (R)
is effective beginning in the quarter ending November 30, 2005.  The effect of the adoption of SFAS No. 123 (R) is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 13 herein.

In December 2004, the FASB issued
SFAS  No. 152,  "Accounting for Real
Estate Time-Sharing Transactions."  The FASB issued this
statement as a result of guidance provided in American Institute of Certified
Public Accountants (AICPA) Statement of Position 04-2, "Accounting for Real
Estate Time-Sharing Transactions," which applies to all real estate time-sharing transactions.  SFAS No. 152 is effective for fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 152 is not expected to have a material impact on the Company's consolidated financial statements.

Note 3.  Inventories

Inventories are stated at the lower of cost or market.
  Inventories
  consisted of
  the following:

                                                      February 27,   November 30,
                                                         2005           2004
                                                      ------------   ------------
Finished Products                                     $     55,889   $     52,489
Materials and Supplies                                      22,785         23,809
Products in Process                                         18,333         13,999
                                                      ------------   ------------
                                                      $     97,007   $     90,297
                                                      ============   ============

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                          Three Months Ended
                                                     ---------------------------
                                                     February 27,    February 29,
                                                        2005            2004
                                                     ------------   -------------
Interest Paid                                        $        244   $       2,058
Income Taxes (Refunded)/Paid                         $        858  $       3,329

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                                           Three Months Ended
                                                      ----------------------------
                                                      February 27,    February 29,
                                                         2005            2004
                                                      ------------    ------------
Net Sales                                             $     47,185    $     45,790

Gross Profit                                          $      4,577    $      3,233

Net Income                                            $      1,598    $        990

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the
Company's  joint ventures were as follows:

                                                           Three Months Ended
                                                       ----------------------------
                                                       February 27,    February 29,
                                                           2005            2004
                                                       ------------   -------------

Earnings from Joint Venture
   TAMCO                                               $        655   $         534

Dividends Received from Joint Ventures
   TAMCO                                               $      1,502   $         605
   ASAL                                                          --              --
   BL                                                            --              --
   OAL                                                           --              --

Earnings from ASAL, BL, and  OAL,
if any, are included in other income.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, including restricted shares, plus the effect of
  outstanding stock options, using
  the treasury stock method.  All outstanding common stock equivalents, consisting of options to purchase 690,351 common shares, were dilutive for the three months ended February 27,2005.  For the three months ended February 29, 2004, due to the net loss, no outstanding common stock equivalents, options to purchase 233,260 common shares, were dilutive.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                 February 27,   February 29,
                                                                     2005           2004
                                                                 ------------   ------------
   Basic Average Common
      Shares Outstanding                                            8,342,338      8,163,420

   Dilutive Effect of
      Common Stock Equivalents                                        177,521            --
                                                                 ------------   ------------
   Diluted Average Common
      Shares Outstanding                                            8,519,859      8,163,420
                                                                 ============   ============

Note 7. Comprehensive Income

Comprehensive income was computed as follows:

                                                                       Three Months Ended
                                                                  ---------------------------
                                                                  February 27,   February 29,
                                                                      2005           2004
                                                                  ------------   ------------
  Net Income/(Loss)                                               $        481   $     (2,753)
  Foreign Currency Translation
    Adjustment                                                             424          5,260
  Comprehensive (Loss)/Income from Joint Venture                           (23)           378
                                                                  ------------   ------------
  Comprehensive Income                                            $        882   $      2,885
                                                                  ============   ============

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                   February 27,   November 30,
                                                                       2005           2004
                                                                   ------------   ------------
Fixed-rate notes, bearing interest
  at 7.92%, payable in annual principal
  installments of $8,333                                           $     16,667   $     16,667
Fixed-rate notes, bearing interest
  at 5.36%, payable in annual principal
  installments of $10,000 beginning in 2005                              50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (2.14% at February 27, 2005)                            7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (2.14% at February 27, 2005)                            8,500          8,500
Variable-rate  bank revolving credit
  facilities-domestic, payable in 2008 (3.72% at February 27, 2005)      15,000         10,400
Variable-rate bank revolving credit
  facilities-foreign, payable in 2006 (2.57% at February 27, 2005)        2,072            915
                                                                   ------------   ------------
Total long-term debt                                                     99,439         93,682

  Less current portion                                                  (18,333)       (18,333)
                                                                   ------------   ------------
Long-term debt, less current portion                               $     81,106   $     75,349
                                                                   ============   ============

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

                                                                                         Three Months Ended
                                                                                    ---------------------------
                                                                                    February 27,   February 29,
                                                                                        2005           2004
                                                                                    ------------   ------------
Sales
 Performance Coatings & Finishes                                                    $     41,945   $     44,354
 Fiberglass-Composite Pipe                                                                26,432         27,834
 Water Transmission                                                                       34,978         28,712
 Infrastructure Products                                                                  35,535         28,887
 Eliminations                                                                                (78)          (119)
                                                                                    ------------   ------------
  Total Sales                                                                       $    138,812   $    129,668
                                                                                    ============   ============

Income/(Loss) Before Interest, Income Taxes
   and Equity in Earnings of Joint Venture
 Performance Coatings & Finishes                                                    $     (2,518)  $       (972)
 Fiberglass-Composite Pipe                                                                 3,996          4,244
 Water Transmission                                                                        2,690            (63)
 Infrastructure Products                                                                   3,419          1,731
 Corporate & Unallocated                                                                  (6,383)        (7,751)
                                                                                    ------------   ------------
  Total Income/(Loss) Before Interest,
     Income Taxes, and Equity in Earnings of Joint Venture                          $      1,204   $     (2,811)
                                                                                    ============   ============

                                                                                    February 27,   November 30,
                                                                                       2005           2004
                                                                                   ------------   ------------
Assets
 Performance Coatings & Finishes                                                   $    173,128   $    173,807
 Fiberglass-Composite Pipe                                                              161,211        155,390
 Water Transmission                                                                     122,343        120,921
 Infrastructure Products                                                                 81,427         74,623
 Corporate & Unallocated                                                                207,825        198,797
 Eliminations                                                                          (195,353)      (179,601)
                                                                                   ------------   ------------
  Total Assets                                                                     $    550,581   $    543,937
                                                                                   ============   ============

 Note 10.  Commitments
  & Contingencies

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and, at this time, the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of February 27, 2005, the Company was a defendant in asbestos-related cases involving 14,873 claimants, compared to 18,298 claimants as of November 30, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 27,
2005, there were new claims involving 1 claimant, dismissals and/or settlements involving 3,426 claimants and no judgments.  No net costs and expenses were
incurred by the Company for the quarter ended February 27, 2005 in connection with asbestos-related claims.

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
As of February 27, 2005, the Company was a defendant in silica-related cases involving 8,684 claimants, compared to 8,226 claimants as of November 30, 2004.
The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February
27, 2005, there were new claims involving 481 claimants, dismissals and/or settlements involving 23 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended February 27, 2005 in connection with silica-related claims were less than $100.

In April 2003, the Company was served with
a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of
Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion
Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc.
(collectively "Dominion").  McDermott alleges that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants are liable to McDermott for all costs associated with removal and replacement of those coatings. McDermott's petition as filed alleged a claim for damages in an unspecified amount; however,
McDermott's economic expert subsequently estimated McDermott's damages at approximately $21 million, a figure which the Company contests.  Trial of this matter is expected in August 2005.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

Separately, in May
2003, Dominion brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking additional damages allegedly sustained by Dominion resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert recently estimated Dominion's damages at approximately $128 million, a figure which the
Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this
action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

Changes in the product warranty accrual  were as follows:

                                                                        Three Months Ended
                                                                 -----------------------------
                                                                  February 27,    February 29,
                                                                     2005            2004
                                                                 -------------   -------------
Balance, Beginning of Period                                     $      4,297    $      3,770
Payments                                                                 (699)           (443)
Warranty Accruals During the Period                                       945             598
                                                                 -------------   -------------
Balance, End of Period                                           $      4,543    $      3,925
                                                                 =============   =============

Note 12.  Goodwill and Other Intangible
Assets

Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                              Foreign Currency
                                                                   Translation
Segment                                  November 30, 2004         Adjustments     February 27, 2005
-------------------------------------     ----------------    -----------------    -----------------
Performance Coatings & Finishes                 $   11,909           $       50           $   11,959
Fiberglass-Composite Pipe                            1,440                    -                1,440
Infrastructure Products                                201                    -                  201
                                                ----------           ----------           ----------
Total                                           $   13,550           $       50           $   13,600

                                                ==========           ==========           ==========

The Company's intangible assets, other
than goodwill, and
related accumulated amortization consisted of the following:

                                                February 27, 2005                      November 30, 2004
                                       ----------------------------------     -----------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                       ---------------     --------------     ---------------      --------------
Trademarks                                   $   2,227          $  (2,131)          $   2,227           $  (2,121)
Non-Compete Agreements                           2,105             (2,008)              2,105              (1,966)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                             ---------          ---------           ---------           ---------
Total                                        $   6,474          $  (6,281)          $   6,474           $  (6,229)

                                             =========          =========           =========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expenses for the three months ended February 27, 2005 and February
29, 2004 were $51 and $63, respectively.
At February 27, 2005, estimated future amortization expenses were as follows:
$133 for the
remaining nine months of 2005, $47 for  2006 and $13 for  2007.

Note 13.  Incentive Stock Compensation
Plans

The Company applies Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its various stock option plans.
The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS
No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."   The
following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of  SFAS No. 123:

                                                                                        Three Months Ended
                                                                                    ---------------------------
                                                                                    February 27,   February 29,

                                                                                       2005           2004
                                                                                    ------------   ------------
Reported Net Income/(Loss)                                                          $        481   $     (2,753)
Add:     Stock-based Employee Compensation Expense
         Included in Reported Net Income, Net of Tax                                          20            553

Deduct:  Stock-based Employee Compensation
         Expense Determined under SFAS No. 123,

         Net of Tax                                                                         (249)          (177)

                                                                                    ------------   ------------
Pro Forma Net Income/(Loss)                                                         $        251   $     (2,377)
                                                                                    ============   ============
Basic Net Income/(Loss) Per Share:
  As Reported                                                                        $    0.06      $    (.34)
  Pro Forma                                                                          $    0.03      $    (.29)

Diluted Net Income/(Loss) Per Share:
  As Reported                                                                        $    0.06      $    (.34)
  Pro Forma                                                                          $    0.03      $    (.29)

Note 14.  Employee
Benefit Plans

For the quarters ended February 27, 2005 and February
29, 2004,
net
pension and postretirement costs were comprised of the following:

                                                                                                 U.S. Postretirement

                                                                Pension Benefits                     Health Care
                                                     -----------------------------------------   -------------------
                                                          U.S. Plans         Non U.S. Plans

                                                     -------------------    ------------------
                                                                  Three Months Ended February 27 and 29,

                                                     ---------------------------------------------------------------

                                                       2005       2004       2005       2004       2005        2004

                                                     --------   --------   --------   --------   --------   --------
Service Cost                                         $    797   $    862   $    349   $    307   $     30   $     28
Interest Cost                                           2,484      2,723        484        450         51         50
Expected Return on Plan Assets                         (2,815)    (2,629)      (362)      (339)        (8)        (8)

Amortization of Unrecognized

   Prior Service Cost                                      25        217        172        160         (4)        (4)
Amortization of Unrecognized

   Net Transition Obligation                               --         --         --         --         18         18

Amortization of Accumulated Loss                        1,144      1,538         --         --         15         12

                                                     --------   --------   --------   --------   --------   --------
Net Periodic Cost                                    $  1,635   $  2,711   $    643   $    578   $    102   $     96
                                                     ========   ========   ========   ========   ========   ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The
Company contributed $1,105  to the U.S. pension plans in the first quarter of 2005, and also expects to contribute $870 in each remaining quarter of
2005.

 Item
  2.  Management's Discussion and Analysis of Financial

                Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

February 27, 2005

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
  The Water Transmission Group primarily serves the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the
  U.S.  Ameron also participates in
  several joint-venture companies, directly in the U.S., and Saudi Arabia, and indirectly in Kuwait and Egypt.

Management's Discussion and Analysis should
  be read in conjunction with the same discussion included in the Company's 2004 Annual Report. Reference should also be made to the
  financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Liquidity and Capital Resources and
Results of Operations are based upon the Company's consolidated financial statements,
which have been prepared in accordance with accounting
principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the
basis for making judgments about
the carrying values of assets and liabilities.  Actual results could differ from those estimates.

The Company's significant accounting policies are disclosed in Note 1 of
Notes to Consolidated Financial Statements in the Company's 2004 Annual
Report.  Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite
Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  In limited circumstances within the
Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured  for stock.  In some cases, if products are manufactured
for stock or are not related to specific construction contracts, revenue is recognized under the same
criteria used by the other three segments.    Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

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

Inventories are stated at the lower
of cost or market with cost determined principally on the first-in, first-out
("FIFO") method.  Certain steel inventories used by the Water Transmission
Group are valued using the last-in, first-out ("LIFO") method.  Significant changes in steel inventory levels or costs could materially impact the Company's
financial statements.   Reserves are
established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  A significant reduction in demand or significant worsening of customer credit quality could materially impact the Company's consolidated financial statements.  Property, plant and equipment is stated
on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally two to
40 years.

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

The Company reviews long-lived assets for
impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related assets to estimated fair value.  The Company also reviews intangible assets for impairment at least annually, based on the estimated future, discounted cash flows associated with such assets.  Actual cash flows may differ significantly from estimated cash flows.  Additionally, current estimates of future cash flows may differ from subsequent estimates of future cash flows.  Changes in estimated or actual cash flows could materially impact the Company's consolidated financial statements.

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

 LIQUIDITY AND CAPITAL RESOURCES

During
the first quarter of 2005, the Company generated cash from
operating activities of $9.1 million, compared to $6.7 million in the same period in 2004.
The
higher operating cash flow in 2005 was primarily due to higher earnings and reduced
receivables, partially offset by higher inventories.   Receivables decreased in the first quarter
of 2005 due to the timing of collections.  Inventories increased due to the backlog of orders.

Net
cash used in investing activities totaled $4.7 million in the first quarter of
2005, compared to $2.9 million in the same period in 2004.  In 2005, net cash used in investing activities consisted of proceeds from the sale of assets of
$.3 million, offset by
capital expenditures of $5.0 million.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in
Malaysia.  During the year ending
November 30, 2005, the Company anticipates spending between $25 and $35 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net
cash provided by financing activities was $3.9 million during the first quarter of 2005, compared to $.3 million  in the same period in 2004.  The net cash provided by financing activities in 2005 consisted of a net increase in debt of $5.7 million, and $.1 million from the issuance of common stock related to the exercise of stock options, offset by common stock dividends totaling $1.7 million, and $.3 million for  treasury shares used to pay withholding taxes on vested restricted shares.

The Company utilizes a
$100 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until June 2008, when all borrowings under the Revolver must be repaid.

The
Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $75.1 million as of February 27, 2005.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times.
As of February 27, 2005, the Company maintained a debt leverage ratio of 2.0 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of February 27, 2005, qualifying tangible assets equaled 1.8 times funded indebtedness.  Under
the most restrictive fixed charge coverage ratio, the sum of EBITDA, rental expense and cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of
February 27, 2005, the Company maintained a ratio of 2.1 times.

Cash and cash equivalents at February
27, 2005 totaled $38.4 million, an increase of $8.3 million from November 30,
2004.  At February 27, 2005, the Company had total debt outstanding of
$99.4 million and approximately $103 million in
unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2005 were $110.1 million and $97.5 million, respectively.

Management believes that cash flows from operations and current cash balances, together with currently available lines of credit will be sufficient to meet operating requirements in 2005.  Cash available from operations could be affected by any general economic downturn or any downturn or adverse changes in the Company's business, such as loss of customers or significant raw material price increases.
Management believes it is unlikely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at
February 27, 2005 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $ 99,439    $ 18,333    $28,334  $37,072    $15,700
Operating Leases                                          38,965       4,503      6,710    6,630     21,122
Purchase Obligation (b)                                    4,755       2,072      1,861      572        250
                                                         --------------------------------------------------
Total Contractual Obligations (c)                       $143,159    $ 24,908   $ 36,905  $44,274    $37,072
                                                         ==================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Standby Letters of Credit (d)                            $ 2,307      $ 2,307      $ --     $ --       $ --
                                                         --------------------------------------------------
Total Commercial Commitments (c)                         $ 2,307      $ 2,307      $ --     $ --       $ --
                                                         ==================================================
(a) Included in long-term debt is $2,072 outstanding under a revolving credit facility, supported by the Revolver, due in 2008.
(b) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.
(c) The Company has no capitalized lease obligations, guarantees, or standby repurchase obligations.
(d) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with a principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

The Company had net
income of $.5 million, or  $.06 per diluted share, on sales of
$138.8 million for the quarter ended February 27, 2005, compared to a net loss of $2.8 million, or a loss of $.34 per diluted share, on sales of $129.7 million for the same period in 2004.  Sales and profits of the Water Transmission and
Infrastructure Products Groups increased, while sales and profits of the
Performance Coatings & Finishes and Fiberglass-Composite Pipe Groups declined.
The Water Transmission and Infrastructure Products Group were disrupted by strikes in the first quarter of 2004.  The Performance Coatings & Finishes
Group continued to suffer
from weak demand, and the Fiberglass-Composite Pipe Group was impacted by the timing of projects and mixed market conditions.  Net income was higher in
2005 due to higher sales.

Sales

Sales increased by  $9.1 million
during the first quarter of 2005, compared to the same period in 2004.
Sales were lower in 2004 primarily due to the strikes in California and Hawaii that adversely impacted the Water Transmission and Infrastructure Products
Groups.

Performance
Coatings & Finishes' sales decreased $2.4 million in the first quarter of
2005, compared to the first quarter of 2004.  Performance Coatings &
Finishes continued to suffer from weak demand in U.S. and European industrial, chemical and marine markets.  Additionally, the strength of the euro and the British pound reduced the ability of Ameron's European operations to competitively sell coatings into dollar-based markets in the
Middle East, North Africa and Eastern Europe.  Sales were also down in the
U.S. due to the loss of a contract to supply coatings to the U.S. Navy.  The outlook for the business remains uncertain as chemical and industrial markets in the U.S. and Europe have not shown signs of recovery.

Fiberglass-Composite
Pipe's sales decreased $1.4 million in the first quarter of 2005, compared to the first quarter of 2004.  Sales of piping for industrial and fuel-handling applications in the U.S. and Europe were lower due to weak demand and project timing.  Sales of onshore oilfield piping manufactured in the
U.S. and marine piping manufactured in Asia were higher due to the strength of oil prices and regulations which require new double-hull tankers for transporting oil.  The backlog is robust, and the forecast for the
Fiberglass-Composite Pipe Group remains positive, driven by high oil prices and the high cost of competitive steel tubing.

Although wet weather slowed operations,
the Water Transmission Group returned to a traditional level of sales in the first quarter of 2005.  The
Water Transmission Group's sales increased $6.3 million during the first quarter of 2005, compared to the same period in 2004.  Sales were lower in 2004 due to strikes at two plants in Southern
California.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.
The Water Transmission Group entered 2005 with a relatively large backlog, and sales are expected to be higher in 2005 than in 2004 due to the backlog of orders.

The Infrastructure Products Group had
$6.6 million higher sales in the first quarter of 2005, compared to the same period in 2004.  The improvement came from Hawaiian operations, which were disrupted by a strike in the first quarter of 2004.  Sales of poles declined in the first quarter as the wet weather in Southern California affected construction projects and pole installations.  The forecast for the
Infrastructure Products Group remains positive due to  spending on residential, commercial and government construction spurred by low interest rates.

Gross Profit

Gross
profit in the first quarter of 2005 was $33.3 million, or 24.0% of sales, compared to $29.9 million, or 23.1% of sales, in the same period in 2004.  Gross profit was $3.3 million lower in 2004 due to the impact of the strikes on sales and
plant utilization.

Gross
profit of the Performance Coatings & Finishes Group was $1.3 million  lower in the first quarter of 2005, compared to the same period in 2004, due to lower sales and
reduced profit margins.   Profit margins were
impacted by higher raw material costs and underutilization of plant capacity.
Additionally, margins on sales from operations in Europe into dollar-based markets in the Middle East and the former Soviet Union were impacted by the weaker U.S. dollar.

The
Fiberglass-Composite Pipe Group's gross profit declined slightly in the first quarter of 2005, compared to the same period in 2004.  Margins improved due to the mix of products and a Group-wide program to increase pricing to offset higher raw material costs.

Gross
profit of the Water Transmission Group increased $2.7 million in the first quarter of 2005, compared to the same period in 2004.  The increase was due primarily to higher sales
and improved plant utilization.  Profits were  impacted in 2004 by the strikes and higher workers'
compensation costs.

The
Infrastructure Products Group's gross profit increased $1.7 million in the first quarter of 2005, compared to the same period in 2004.  The increase was due primarily to higher sales and improved plant utilization in Hawaii, which was impacted by the labor dispute and wet weather in 2004.

Selling, General and Administration Expenses

Selling, general and administrative
("SG&A") expenses totaled $33.2 million, or 23.9% of sales, in the first quarter of 2005, compared to $33.3 million, or 25.7%, in the same period in
2004.  Lower pension expense of $.6 million, which resulted from the termination of two executive benefit plans  in 2004, lower stock compensation expense of $.8 million and recovery from insurance companies of $.6 million were offset by higher severance costs of $.8 million and higher self-insurance expenses of $.6 million.
Additionally, the appreciation of foreign currencies increased SG&A of foreign operations by approximately  $.6 million.

Equity in Earnings of Joint
Venture and Other Income

Equity in
earnings of joint venture increased to $.6 million in the first quarter of 2005 compared to $.5 million in the same period in 2004.  Equity income increased due to TAMCO, Ameron's
50%-owned mini-mill in California.  Shipments of construction rebar slowed in the fourth quarter of 2004 and  the first quarter of 2005  as customers adjusted inventory levels and imports increased.  In spite of wet weather which reduced construction in the first quarter, shipments began to increase in January as customers' inventory levels returned to traditional levels.  TAMCO is forecasting a strong performance for the remainder of
2005, based on expected demand
and current steel prices.

Other
income included royalties and fees from licensees, gains on foreign currency, and other miscellaneous income.  Other income increased to $1.2 million in the first quarter of 2005 from $.6 million in the same period in 2004 primarily due to gains on  foreign exchange.

Interest

Interest expense totaled $1.4 million
in 2005, compared to $1.8 million in 2004.  The decrease reflected a higher usage of the lower-rate Revolver following the amortization of a portion of the
Company's fixed-rate debt.

Provision for Income Taxes

The
  provision for income taxes in 2005 was a benefit of $.1 million, compared to a benefit of $1.3 million in 2004.  The effective tax rate increased to 35% in 2005 from 30% in
  2004.  The effective tax rate was higher due to higher anticipated earnings from domestic operations.  Income from certain foreign operations
  and joint ventures is taxed at rates that are lower than U.S.
  statutory tax rates.

   Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have
  occurred in the quantitative and qualitative market risk disclosure of the
  Company as presented in Ameron's 2004 Annual Report.

   Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
February 27, 2005 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to February 27, 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE
  "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION
  REFORM ACT OF 1995

Any of the above statements that refer to
  the Company's forecasted, estimated or anticipated future results are forward-looking and reflect the Company's
  current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting Ameron's businesses, including competitive conditions and changing market conditions.  Matters affecting the economy generally, including the state of economies worldwide, can affect the Company's results.  These forward-looking statements represent the Company's judgment only as of the date of this report. Since actual results could differ materially, the reader is cautioned not to rely on these forward-looking statements. Moreover, the Company disclaims any intent or obligation to update these forward looking statements.

Part II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and, at this time, the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of February 27, 2005, the Company was a defendant in asbestos-related cases involving 14,873
claimants, compared to 18,298 claimants as of November 30, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 27,
2005, there were new claims involving 1
claimant, dismissals and/or settlements involving 3,426 claimants and no judgments.
No net costs and expenses were incurred by the Company for the quarter ended February 27, 2005 in connection with asbestos-related claims.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of February
27, 2005, the Company was a defendant in silica-related cases involving 8,684 claimants, compared to 8,226 claimants as of November 30, 2004.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended February 27,
2005 there were new claims involving 481 claimants, dismissals and/or settlements involving 23 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended February 27, 2005 in connection with silica-related claims were less than $.1 million.

In April 2003, the Company was served with
a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of
Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion
Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc.
(collectively "Dominion").  McDermott alleges that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants are liable to McDermott for all costs associated with removal and replacement of those coatings. McDermott's petition as filed alleged a claim for damages in an unspecified amount; however,
McDermott's economic expert subsequently estimated McDermott's damages at approximately $21 million, a figure which the Company contests.  Trial of this matter is expected in August 2005.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

Separately, in May
2003, Dominion brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking additional damages allegedly sustained by Dominion resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate. Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings. Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert recently estimated Dominion's damages at approximately $128 million, a figure which the
Company contests. This matter is in discovery and no trial date has yet been established. The Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

Item
  2. Changes in Securities

Terms of lending
  agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $9.5 million of consolidated retained earnings were not restricted at February 27, 2005.

ISSUER
  PURCHASES OF EQUITY SECURITIES

        Period

  (a)
        Total
        Number of
        Shares (or
        Units)
        Purchased

         (b)
        Average
        Price
        Paid per
        Share (or
        Unit

        (c)
        Number of
        Shares (or
        Units)
        Purchased as
        Part of
        Publicly
        Announced
        Plans or
        Programs

        (d)
        Maximum
        Number (or
        Approximate
        Dollar Value) of
        Shares (or
        Units) that
        May Yet Be
        Purchased under
        the Plans or

        Programs

        **

        12/1/04 thru 12/31/04

        --

         N/A

    --

    N/A

    1/1/05 thru 1/31/05

        7,600*

    32.85

         --

    N/A

    2/1/05
        thru 2/27/05

         --

    N/A

    --

    N/A

*Represents
    shares repurchased by the Company from certain recipients of restricted stock to pay taxes applicable to their restricted stock.

  **Shares
    may be repurchased by the Company  to pay taxes
    applicable to the vesting of employee's restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

Item 6.
  Exhibits

  None

INDEX OF EXHIBITS

Number and Description
of Exhibit

----------------------------------------------

(10) Material
Contracts

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

                                        Ameron International Corporation
Date:
April 8, 2005

                                             ----------------------------

                                                            Gary
Wagner
                                                            Senior Vice President, Chief Financial Officer

Exhibit
  10

MATERIAL CONTRACTS
The following annual
base salaries for the "Named Executive Officers" were approved by the Board of
Directors on January 26, 2005.

Named Executive Officer

Base Salary

    James S. Marlen, Chairman,
President and CEO

$790,000

    Javier Solis, Senior Vice
    President
Administration, Secretary & General Counsel

302,000

    Gary Wagner, Senior Vice
    President,
Chief Financial Officer

302,000

    Thomas P. Giese, Vice President;
    Group President, Water
Transmission Group

250,000

    James R. McLaughlin, Vice
President, Treasurer & Controller

193,000

Exhibit
  31.1
SECTION 302
    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, James
  S. Marlen,  President and Chief Executive Officer of Ameron International
  Corporation (the
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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

 a) designed such disclosure controls
  and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the
    Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the
    Registrant's
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

April 8, 2005

                                                   ---------------------------------
                                                   James S. Marlen

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
 4. The Registrant's other certifying
  officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and
  15d-15(e)) and internal control over financial reporting (as defined in
Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

 a) designed such disclosure controls
  and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c) evaluated the effectiveness of the
    Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the
    Registrant's
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

April 8, 2005

                                                   ---------------------------------
Gary Wagner
                                                            Senior Vice President, Chief Financial Officer

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended February 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, President and
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

By:
---------------------------------
James S. Marlen

President & Chief Executive Officer

April 8, 2005

By:
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer

April 8, 2005

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.