Form 10-Q
period 2005-05-29
AMERON INTERNATIONAL CORP
filed 2005-06-24
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2005

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

    The number of shares outstanding of Common Stock, $2.50 par value, was 8,467,580 on May 29, 2005. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                      Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            13

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       18
  Item 4.   Controls and Procedures                                   18

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         19

  Item 2.   Changes in Securities                                     20
  Item 4.   Submission of Matters to a Vote of Security Holders       20
  Item 6.   Exhibits and Reports on Form 8-K                          21

INDEX OF EXHIBITS                                                     22
SIGNATURE PAGE                                                        23
AMENDMENT OF THE BYLAWS                                               24
CERTIFICATIONS                                                     32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                        Three Months Ended                Six Months Ended
                                                     -------------------------        -------------------------
                 May 29,       May 30,            May 29,       May 30,
                                                         2005          2004               2005          2004
                                                     -----------   -----------        -----------   -----------
Sales                                                $   176,205   $   150,516        $   315,017   $   280,184
Cost of Sales                                           (131,387)     (113,930)          (237,187)     (213,659)
                                                     -----------   -----------        -----------   -----------
Gross Profit                                              44,818        36,586             77,830        66,525

Selling, General and
 Administrative Expenses                                 (40,024)      (31,630)           (72,999)      (64,946)
Other Income, Net                                            809         1,488              1,976         2,054
                                                     -----------   -----------        -----------   -----------
Income before Interest, Income Taxes
 and Equity in Earnings of Joint Venture                   5,603         6,444              6,807         3,633

Interest Expense, Net                                     (1,110)       (1,498)            (2,488)       (3,269)
                                                     -----------   -----------        -----------   -----------
Income before Income Taxes and Equity in
 Earnings of Joint Venture                                 4,493         4,946              4,319           364

Provision for Income Taxes                                (1,745)       (1,464)            (1,684)         (120)
                                                     -----------   -----------        -----------   -----------
Income before Equity in Earnings of Joint Venture          2,748         3,482              2,635           244
Equity in Earnings of Joint Venture, Net of Taxes          2,522         3,391              3,116         3,876
                                                     -----------   -----------        -----------   -----------
Net Income                                           $     5,270   $     6,873        $     5,751   $     4,120
                                                     ===========   ===========        ===========   ===========
Net Income per Share (Basic)                         $       .63   $       .83        $       .69   $       .50
                                                     ===========   ===========        ===========   ===========
Net Income per Share (Diluted)                       $       .62   $       .82        $       .68   $       .49
                                                     ===========   ===========        ===========   ===========
Weighted-Average Shares (Basic)                        8,365,139     8,250,462          8,353,738     8,206,941
                                                     ===========   ===========        ===========   ===========
Weighted-Average Shares (Diluted)                      8,500,827     8,410,028          8,510,343     8,404,628
                                                     ===========   ===========        ===========   ===========
Cash Dividends per Share                             $       .20   $       .20        $       .40   $       .40
                                                     ===========   ===========        ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

                                                    May 29,       November 30,
                                                     2005            2004
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  22,688       $  30,124
  Receivables, Less Allowances of $7,717
    in 2005 and $7,984 in 2004                       162,757         162,636
  Inventories                                        107,042          90,297
  Deferred Income Taxes                               15,526          15,526
  Prepaid Expenses and Other Current Assets           10,961          11,032
                                                   ---------       ---------
    Total Current Assets                             318,974         309,615
Investments in Joint Ventures
  Equity Method                                       15,066          16,042
  Cost Method                                          5,922           5,922
Property, Plant and Equipment
  Land                                                38,512          38,875
  Buildings                                           86,223          87,159
  Machinery and Equipment                            286,257         286,769
  Construction in Progress                            15,665           8,812
                                                   ---------       ---------
    Total Property, Plant and Equipment at Cost      426,657         421,615
  Accumulated Depreciation                          (272,030)       (267,964)
                                                   ---------       ---------
    Total Property, Plant and Equipment, Net         154,627         153,651
Deferred Income Taxes                                  6,028           6,029
Intangible Assets, Net of Accumulated Amortization
  of $10,368 in 2005 and $10,550 in 2004              13,544          13,795
Other Assets                                          42,884          38,883
                                                   ---------       ---------
Total Assets                                       $ 557,045       $ 543,937
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $  18,333       $  18,333
  Trade Payables                                      57,111          49,156
  Accrued Liabilities                                 52,178          53,221
  Income Taxes Payable                                 3,478           8,092
                                                   ---------       ---------
    Total Current Liabilities                        131,100         128,802
Long-Term Debt, Less Current Portion                  85,015          75,349
Other Long-Term Liabilities                           63,693          60,619
                                                   ---------       ---------
  Total Liabilities                                  279,808         264,770
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 per Share,
    Authorized 24,000,000 Shares, Outstanding
    8,467,580 Shares in 2005 and 8,431,471
    in 2004, Net of Treasury Shares                   27,873          27,745
  Additional Paid-In Capital                          22,813          21,903
  Unearned Restricted Stock                           (3,004)         (2,300)
  Retained Earnings                                  303,386         301,013
  Accumulated Other Comprehensive Loss               (24,556)        (20,420)
  Treasury Stock (2,681,811 Shares
    in 2005 and 2,666,670 in 2004)                   (49,275)        (48,774)
                                                   ---------       ---------
  Total Stockholders' Equity                         277,237         279,167
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 557,045       $ 543,937
                                                   =========       =========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

                                                              Six Months Ended
                                                           -----------------------
                                                            May 29,        May 30,
                                                             2005           2004
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income                                               $  5,751       $  4,120
  Adjustments to Reconcile Net Income to Net Cash
   (Used in)/Provided by Operating Activities:
     Depreciation                                             9,518          9,211
     Amortization                                               105            115
     Provision for Deferred Income Taxes                        147             34
     Net Earnings and Distributions from Joint Ventures         898           (204)
     Gain from Sale of Assets                                   (18)           (84)
     Stock Compensation Expense                                 178            370
  Changes in Operating Assets and Liabilities:
     Receivables                                             (2,186)         6,949
     Inventories                                            (17,579)         2,364
     Prepaid Expenses and Other Current Assets                  (73)          (869)
     Other Assets                                            (3,980)          (897)
     Trade Payables                                           8,118          3,691
     Accrued Liabilities and Income Taxes Payable            (4,771)         9,098
     Other Long-Term Liabilities                              2,941        (13,333)
                                                           --------       --------
      Net Cash (Used in)/Provided by Operating Activities      (951)        20,565
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                  399            218
  Additions to Investments, Property,
   Plant and Equipment                                      (12,529)        (7,793)
                                                           --------       --------
      Net Cash Used in Investing Activities                 (12,130)        (7,575)
                                                           --------       --------
Cash Flows from Financing Activities
  Issuance of Debt                                           18,553             81
  Repayment of Debt                                          (8,882)          (366)
  Dividends on Common Stock                                  (3,378)        (3,329)
  Issuance of Common Stock                                      155          3,199
  Change in Treasury Stock                                     (501)          (251)
                                                           --------       --------
      Net Cash Provided by/(Used in) Financing Activities     5,947           (666)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                  (302)            84
                                                           --------       --------
Net Change in Cash and Cash Equivalents                      (7,436)        12,408
Cash and Cash Equivalents at Beginning of Period             30,124         20,390
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 22,688       $ 32,798
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
  "Ameron" or the "Registrant") at May 29, 2005, and consolidated results of operations and cash flows for the three and six months ended May 29, 2005 and
  May 30, 2004.
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

Note 2.  New Accounting Pronouncements

In January 2004, the
Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP")
regarding Statement of Financial Accounting Standards ("SFAS") No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions."
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
The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the period ended May
29, 2005 do not reflect the effect of the Act.

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

In December 2004, the
FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments."  SFAS No.
123 (R) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated financial statements.  The adoption of SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment
arrangements.   SFAS 123 (R) is effective for fiscal years beginning after
June 15, 2005.  The effect of the adoption of SFAS No. 123 (R)
is expected to be comparable to the effect disclosed on a pro forma basis as a result of applying the current fair-value recognition provisions of SFAS No. 123 as shown in Note 13 herein.

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
  Inventories
  consisted of
  the following:

                                                                          May 29,     November 30,
                                                                           2005           2004
                                                                         ---------      ---------
Finished Products                                                        $  54,204      $  52,489
Materials and Supplies                                                      30,206         23,809
Products in Process                                                         22,632         13,999
                                                                         ---------      ---------
                                                                         $ 107,042      $  90,297
                                                                         =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                                             Six Months Ended
                                                                         ------------------------
                                                                           May 29,       May 30,
                                                                            2005          2004
                                                                         ---------      ---------
Interest Paid                                                            $   1,306      $   3,400

Income Taxes Paid                                                        $   5,729      $   4,958

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                             Three Months Ended              Six Months Ended
                                           ------------------------     ------------------------
                         May 29,        May 30,       May 29,        May 30,
                                              2005           2004          2005           2004
                                           ---------      ---------     ---------      ---------
Net Sales                                  $  66,695      $  62,197     $ 113,880      $ 107,987

Gross Profit                               $  11,603      $  14,426     $  16,179      $  17,661

Net Income                                 $   5,561      $   7,478     $   7,159      $   8,467

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.
Earnings and dividends from the
Company's  joint ventures were as follows:

                                                Three Months Ended            Six Months Ended
                                             -------------------------   ------------------------
                 May 29,        May 30,      May 29,        May 30,
                                               2005           2004         2005           2004
                                             ---------      ---------    ---------      ---------

Earnings from Joint Venture
   TAMCO                                     $   2,781      $   3,739    $   3,436      $   4,273

Dividends Received from Joint Ventures
   TAMCO                                     $   2,832      $   3,465    $   4,334      $   4,070
   ASAL                                              -              -            -              -
   BL                                                -              -            -              -
   OAL                                               -             97            -             97

Earnings from ASAL, BL, and OAL, if
any, are included in other income.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, including  restricted shares, plus the effect of
  outstanding stock options, using
  the treasury stock method.  For the three months and six months ended May 29, 2005, options to purchase 21,000 common shares were anti-dilutive.  For the three months ended May 30, 2004, options to purchase
45,000 common shares were anti-dilutive, while options to purchase 21,000 common shares were anti-dilutive for the six months ended May 30, 2004.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                                 Three Months Ended           Six Months Ended
                                             ------------------------      ------------------------
                                              May 29,        May 30,        May 29,        May 30,
                                               2005           2004           2005           2004
                                             ---------      ---------      ---------      ---------
Basic Average Common
   Shares Outstanding                        8,365,139      8,250,462      8,353,738      8,206,941

Dilutive Effect of
   Common Stock Equivalents                    135,688        159,566        156,605        197,687
                                             ---------      ---------      ---------      ---------
Diluted Average Common
   Shares Outstanding                        8,500,827      8,410,028      8,510,343      8,404,628
                                             =========      =========      =========      =========

Note 7. Comprehensive Income

Comprehensive income was as follows:

                                                 Three Months Ended            Six Months Ended
                                              ------------------------     ------------------------
                                               May 29,        May 30,       May 29,        May 30,
                                                2005           2004          2005           2004
                                              ---------      ---------     ---------      ---------

Net Income                                    $   5,270      $   6,873     $   5,751      $   4,120
Foreign Currency Translation
  Adjustment                                     (4,481)        (3,347)       (4,057)         1,913
Comprehensive (Loss)/Income from
  Joint Venture                                     (56)           418           (79)           796
                                              ---------      ---------     ---------      ---------
Comprehensive Income                          $     733      $   3,944     $   1,615      $   6,829
                                              =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                            May 29,     November 30,
                                                                             2005           2004
                                                                           ---------      ---------
Fixed-rate notes, bearing interest
  at 7.92%, payable in annual principal
  installments of $8,333                                                   $  16,667      $  16,667
Fixed-rate notes, bearing interest
  at 5.36%, payable in annual principal
  installments of $10,000 beginning in 2005                                   50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (3.19% at May 29, 2005)                                      7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (3.19% at May 29, 2005)                                      8,500          8,500
Variable-rate bank revolving credit
  facilities - domestic, payable in 2008 (4.47% at May 29, 2005)              20,000         10,400
Variable-rate bank revolving credit
  facilities - foreign, payable in 2006 (6.24% at May 29, 2005)                  981            915
                                                                           ---------      ---------
Total long-term debt                                                         103,348         93,682

  Less current portion                                                       (18,333)       (18,333)
                                                                           ---------      ---------
Long-term debt, less current portion                                       $  85,015      $  75,349
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
Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (LIFO) method, certain unusual legal costs and expenses, interest expense and income taxes are not allocated to the reportable segments.  Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                                             Three Months Ended           Six Months Ended
                                                          ------------------------    ------------------------
                                                            May 29,        May 30,      May 29,        May 30,
                                                             2005           2004         2005           2004
                                                          ---------      ---------    ---------      ---------

Sales
 Performance Coatings & Finishes                          $  54,067      $  53,268    $  96,012      $  97,622
 Fiberglass-Composite Pipe                                   32,333         31,042       58,765         58,876
 Water Transmission                                          46,085         36,608       81,063         65,320
 Infrastructure Products                                     43,794         29,812       79,329         58,699
 Eliminations                                                   (74)          (214)        (152)          (333)
                                                          ---------      ---------    ---------      ---------
  Total Sales                                             $ 176,205      $ 150,516    $ 315,017      $ 280,184
                                                          =========      =========    =========      =========

Income/(Loss) Before Interest
   and Income Taxes
 Performance Coatings & Finishes                          $     835      $   1,081    $  (1,683)     $     109
 Fiberglass-Composite Pipe                                    5,959          5,929        9,955         10,173
 Water Transmission                                           6,623          2,565        9,313          2,502
 Infrastructure Products                                      5,557          2,381        8,976          4,112
 Corporate & Unallocated                                    (13,371)        (5,512)     (19,754)       (13,263)
                                                          ---------      ---------    ---------      ---------
  Total Income Before Interest
     and Income Taxes                                     $   5,603      $   6,444    $   6,807      $   3,633
                                                          =========      =========    =========      =========

                                                                                      May 29,     November 30,
                                                                                       2005           2004
                                                                                     ---------      ---------
Assets
 Performance Coatings & Finishes                                                     $ 170,404      $ 173,807
 Fiberglass-Composite Pipe                                                             165,873        155,390
 Water Transmission                                                                    136,869        120,921
 Infrastructure Products                                                                84,380         74,623
 Corporate & Unallocated                                                               197,535        198,797
 Eliminations                                                                         (198,016)      (179,601)
                                                                                     ---------      ---------
  Total Assets                                                                       $ 557,045      $ 543,937
                                                                                     =========      =========

 Note 10.  Commitments
  & Contingencies

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of May 29, 2005, the Company was a defendant in asbestos-related cases involving 10,378 claimants, compared to
14,873 claimants as of February 27, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 29, 2005, there were no new claimants, dismissals and/or settlements involving 4,495 claimants and no judgments.  No net costs and expenses
were incurred by the Company during the quarter ended May 29, 2005 in connection with asbestos-related claims.

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
The
Company continues to vigorously defend all such lawsuits.  As of May 29,
2005,
the Company was a defendant in silica-related cases involving 8,188 claimants, compared to 8,684 claimants as of February 27, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 29, 2005, there were
540 new claimants, dismissals and/or settlements involving 1,036 claimants and no judgments.  Net costs and expenses incurred by the Company during the quarter ended May 29, 2005 in connection with silica-related claims were $371.

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
(collectively "Dominion").  McDermott alleged that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate and that as a result the Company and its co-defendants were liable to McDermott for all costs associated with removal and replacement of those coatings.  The
Company reached a settlement with McDermott in May 2005.  In
May 2003, Dominion brought a separate action against the Company in Civil
District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking damages allegedly sustained by Dominion resulting from delays in
McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the
Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert subsequently estimated Dominion's damages at approximately $128,000, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established. The Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter; and no amounts have been accrued for a loss contingency related to this lawsuit.  Legal costs and expenses related to these suits totaled
$4,900 in the quarter ended May 29, 2005.

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

Changes in the product
warranty accrual were as follows:

                                                                                           Six Months Ended
                                                                                    -----------------------------
                                                                                         May 29,         May 30,
                                                                                          2005            2004
                                                                                    -------------   -------------
Balance, Beginning of Period                                                        $      4,297    $       3,770
Payments                                                                                  (2,176)          (1,080)
Warranty Accruals During the Period                                                        1,619            1,684
                                                                                    -------------   -------------
Balance, End of Period                                                              $      3,740    $       4,374
                                                                                    =============   =============

Note 12.  Goodwill and Other Intangible
Assets

Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                                           Foreign Currency
                                                                                Translation
Segment                                                November 30, 2004        Adjustments         May 29, 2005
-------------------------------------                 ------------------      --------------     ----------------
Performance Coatings & Finishes                               $   11,909          $     (142)          $   11,767
Fiberglass-Composite Pipe                                          1,440                   -                1,440
Infrastructure Products                                              201                   -                  201
                                                              ----------          ----------           ----------
Total                                                         $   13,550          $     (142)          $   13,408

                                                              ==========          ==========           ==========

The Company's intangible assets,
other than goodwill, and
related accumulated amortization consisted of the following:

                                                  May 29, 2005                         November 30, 2004
                                      -----------------------------------    ------------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                      ----------------     --------------    ----------------      --------------
Trademarks                                   $   2,174          $  (2,093)          $   2,227           $  (2,121)
Non-Compete Agreements                           2,105             (2,050)              2,105              (1,966)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                             ---------          ---------           ---------           ---------
Total                                        $   6,421          $  (6,285)          $   6,474           $  (6,229)

                                             =========          =========           =========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expense for the three and six months ended May 29, 2005 was $54 and
$105, respectively.  Amortization expense for the three and six months ended May 30, 2004 was $52 and $115, respectively.  At May 29, 2005, estimated future amortization expense was as follows:
$77 for the
remaining six months of 2005,  $46 for 2006, and $13 for 2007.

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

                                                                Three Months Ended          Six Months Ended
                                                             ------------------------    ------------------------
                                                               May 29,        May 30,      May 29,        May 30,
                                                                2005           2004         2005           2004
                                                             ---------      ---------    ---------      ---------
Reported Net Income                                          $   5,270      $   6,873    $   5,751      $   4,120
Add/(Deduct): Stock-Based Employee Compensation Expense/
  (Benefit) Included in Reported Net Income, Net of Tax             91           (311)         109            248
Deduct:  Stock-Based Employee Compensation
  Expense Determined under SFAS No. 123,
  Net of Tax                                                      (312)          (258)        (548)          (413)
                                                             ---------      ---------    ---------      ---------
Pro Forma Net Income                                         $   5,049      $   6,304    $   5,312      $   3,955
                                                             =========      =========    =========      =========
Basic Net Income Per Share:
  As Reported                                                $     .63      $     .83    $     .69      $     .50
  Pro Forma                                                  $     .60      $     .76    $     .64      $     .48

Diluted Net Income Per Share:
  As Reported                                                $     .62      $     .82    $     .68      $     .49
  Pro Forma                                                  $     .59      $     .74    $     .62      $     .47

Note 14.  Employee
Benefit Plans

For the three and six
months ended May 29, 2005 and May 30, 2004,
net
pension and postretirement costs were comprised of the following:

                                                                                               U.S. Postretirement

                                                              Pension Benefits                     Health Care
                                                   -----------------------------------------   -------------------
                                                        U.S. Plans         Non U.S. Plans

                                                   -------------------    ------------------
                                                                 Three Months Ended May 29 and May 30,

                                                   ---------------------------------------------------------------

                                                     2005       2004       2005       2004       2005       2004

                                                   --------   --------   --------   --------   --------   --------
Service Cost                                       $    797   $    862   $    349   $    307   $     30   $     28
Interest Cost                                         2,484      2,723        484        450         51         50
Expected Return on Plan Assets                       (2,815)    (2,629)      (362)      (339)        (8)        (8)

Amortization of Unrecognized

   Prior Service Cost                                    25        217        172        160         (4)        (4)
Amortization of Unrecognized

   Net Transition Obligation                              -          -          -          -         18         18

Amortization of Accumulated Loss                      1,144      1,538          -          -         15         12

                                                   --------   --------   --------   --------   --------   --------
Net Periodic Cost                                  $  1,635   $  2,711   $    643   $    578   $    102   $     96
                                                   ========   ========   ========   ========   ========   ========

                                                                 Six Months Ended May 29 and May 30,

                                                   ---------------------------------------------------------------

                                                     2005       2004       2005       2004       2005       2004

                                                   --------   --------   --------   --------   --------   --------
Service Cost                                       $  1,594   $  1,724   $    698   $    614   $     60   $     56
Interest Cost                                         4,968      5,446        968        900        102        100
Expected Return on Plan Assets                       (5,631)    (5,258)      (724)      (678)       (16)       (16)

Amortization of Unrecognized

   Prior Service Cost                                    50        434        344        320         (8)        (8)
Amortization of Unrecognized

   Net Transition Obligation                              -          -          -          -         36         36

Amortization of Accumulated Loss                      2,288      3,076          -          -         30         24

                                                   --------   --------   --------   --------   --------   --------
Net Periodic Cost                                  $  3,269   $  5,422   $  1,286   $  1,156   $    204   $    192
                                                   ========   ========   ========   ========   ========   ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The
Company contributed $1,105 and $870 to the U.S. pension plans in the first and second quarters
of 2005, respectively; and the Company expects to contribute $870 in each remaining quarter of
2005.

 Item
  2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations

Ameron
  International Corporation and Subsidiaries

May 29, 2005

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
Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.
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
When estimates of the Company's exposure can be reasonably estimated and are probable, liabilities and expenses are recorded.
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
Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in
the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future return on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's
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

LIQUIDITY AND CAPITAL RESOURCES

During
the six months ended May 29, 2005, the Company's operating activities used cash of $1.0 million, compared to generating $20.6 million in the same period in 2004.
The
lower operating cash flow in 2005 was primarily due to increased inventories and
receivables.   Inventories
and receivables grew in large part due
to the backlog of orders within the Water Transmission Group and the increased level of activity in the Infrastructure Products Group.

Net
cash used in investing activities totaled $12.1 million during the six months ended May 29, 2005, compared to $7.6 million in the same period in 2004.  In 2005, net cash used in investing activities consisted of proceeds from the sale of assets of
$.4 million, offset by
capital expenditures of $12.5 million.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in
Malaysia.  During the year ending
November 30, 2005, the Company anticipates spending between $25 and $35 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net
cash provided by financing activities totaled $5.9 million during the six months ended May 29,  2005, compared to $.7 million used in the same period in 2004.  The net cash provided by financing activities in 2005 consisted of net borrowings of
$9.7 million,  common stock dividends of $3.4 million, and treasury stock purchases of
$.5 million used to pay withholding taxes on vested restricted shares.  Issuance of common stock related to exercised stock options, which
generated cash of $.2 million in 2005.

The Company utilizes a $100 million revolving
credit facility with six banks (the "Revolver").  Under the Revolver, the
Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until June 2008, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees.  The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of the proceeds from any equity issued after January 24, 2003.
The Company's consolidated net worth exceeded the covenant amount by $72.4 million as of May 29, 2005.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times.
As of May 29, 2005, the Company maintained a debt leverage ratio of 2.1 times
EBITDA.  Lending agreements require that the Company
maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of May 29, 2005, qualifying tangible assets equaled 1.9 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of May 29, 2005, the Company maintained a ratio of 1.9 times.

Cash
and cash equivalents at May 29, 2005 totaled $22.7 million, a decrease of $7.4 million from November 30,
2004.  At
May 29, 2005, the Company had
total debt outstanding of $103.3 million and approximately $98.2 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2005 were $116.9 million and $102.2 million, respectively.

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

The Company's contractual obligations and commercial commitments at
May 29, 2005 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $103,348    $ 18,333   $ 28,334  $40,981    $15,700
Operating Leases                                          38,151       4,376      6,759    6,532     20,484
Purchase Obligation (b)                                    2,333       2,000        333        -          -
                                                        ---------------------------------------------------
Total Contractual Obligations (c)                       $143,832    $ 24,709   $ 35,426  $47,513    $36,184
                                                        ===================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Standby Letters of Credit (d)                            $ 2,303      $ 2,303      $  -     $  -       $  -
                                                         --------------------------------------------------
Total Commercial Commitments (c)                         $ 2,303      $ 2,303      $  -     $  -       $  -
                                                         ==================================================
(a) Included in long-term debt is $981 outstanding under a revolving credit facility, supported by the Revolver, due in 2008.
(b) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.
(c) The Company has no capitalized lease obligations, guarantees, or standby repurchase obligations.
(d) Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.

RESULTS OF OPERATIONS

General

Net income totaled $5.3 million, or $.62 per
diluted share, on sales of $176.2 million for the quarter ended May 29, 2005, compared to net income of $6.9 million, or $.82 per diluted share, on sales of
$150.5 million for the same period in 2004.  All operating segments had higher sales.  Much of the improvement in sales came from the Water
Transmission and Infrastructure Product Groups which were affected by labor strikes in the first half of 2004.  Segment operating profits increased $7.0 million in the second quarter of 2005, compared to the same period in 2004, as all operating segments other than
Performance Coatings & Finishes Group had higher segment income.  Net income declined, however, as the increased operating profits were offset by higher legal costs and expenses of approximately $6.1 million.
Additionally, income after taxes from TAMCO, Ameron's 50%-owned steel venture in
California, declined almost $.9 million in the second quarter, compared to the second quarter of 2004.

Net
income totaled $5.8 million, or $.68 per diluted share, on sales of $315.0 million for the six months ended May 29, 2005.  The Company earned $4.1 million, or $.49 per diluted share, on sales of
$280.2 million in the first half of 2004.  The Water Transmission and
Infrastructure Products Groups had higher sales and profits due in large part to disruption caused by labor disputes in 2004.  The Performance Coatings & Finishes and Fiberglass-Composite Pipe
Groups had lower sales and profits primarily due to market conditions.
Year-to-date net income was constrained by unusual legal costs and  lower earnings from
TAMCO.

Sales

Sales increased $25.7 million in the second
quarter of 2005, compared to the same period in 2004.  Year-to-date sales increased $34.8 million in 2005, compared to the first six months of
2004.  Second-quarter and year-to-date sales were lower in 2004 primarily due to the strikes in California and Hawaii that adversely impacted the Water
Transmission and Infrastructure Product Groups.  Additionally, sales of both groups increased due to improved demand.

Performance
Coatings & Finishes' sales increased  $.8 million in the second quarter and decreased $1.6 million in the first half of 2005, compared to the same periods in 2004.
Sales increased due to the appreciation of foreign currencies.  Throughout
2005, shipments to heavy-duty industrial and marine markets in the U.S. and
Europe were flat, while sales of lighter-duty product finishes in Australia and
New Zealand grew.  The relative strength of the euro and the British pound reduced exports of Ameron's European operations.  Sales of marine coatings declined primarily due to the loss in the middle of 2004 of a contract to supply coatings to the U.S. Navy.  The outlook for the coatings business remains dependent on the recovery of marine and industrial markets in the U.S. and
Europe.  Orders for industrial coatings in the U.S. are increasing, and both the industrial and marine markets show signs of improvement.

Fiberglass-Composite
Pipe's sales increased  $1.3 million in the second quarter of 2005.
Year-to-date sales were relatively flat, compared to the same period in the prior year.  Sales increased due to the demand for onshore oilfield piping and for marine piping supplied by Asian operations.  Sales of piping supplied by Ameron's operations in Europe declined due to market conditions and the impact of the appreciated euro on exports into the Middle East and the former Soviet Union.  The backlog remains robust.  The strength of demand for oilfield and marine piping continues to be driven by the high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  While there are signs that the price of steel is moderating, the outlook for the Fiberglass-Composite Pipe Group remains positive.

The Water Transmission
Group's sales increased $9.5 million  in the second quarter and  $15.7 million in the first half of 2005, compared to the same periods in 2004.  In 2004, the
Group's operations were affected in the second quarter by the lingering impact of strikes in the first quarter.  Prior year's results were also lower due to weak market conditions and lower-margin bridge work.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2005 with a healthy backlog based on two large projects in California.
Production of the backlog was the main driver of second-quarter results.
Market conditions remain mixed; however, based on the current backlog, the Group should continue to perform well for all of 2005.

Infrastructure
Products' sales increased $14.0 million in the second quarter and $20.6 million in the first six months of 2005, compared to the same periods in 2004.
Hawaiian sales were lower due to a labor dispute at the Company's principal aggregates and ready-mix concrete operations on Oahu which lasted from February
to April 2004.   Both the Hawaiian and Pole Products' operations
benefited from the level of construction in the U.S. throughout 2005, spurred by low interest rates.  The forecast for the Infrastructure Products Group remains positive.

Gross Profit

Gross
profit in the second quarter of 2005 was $44.8 million, or 25.4% of sales, compared to $36.6 million, or 24.3% of sales, in the second quarter of 2004.
Gross profit in the first six months of 2005 was $77.8 million, or 24.7%
of sales.  The corresponding profit and margin in the first half of 2004 was $66.5 million and 23.7%.  Gross profit increased $8.2 million in the second quarter and
$11.3 million
in the first six months due to higher sales and slightly higher margins.
Margins improved due to the mix of projects and better plant utilization.

Gross
profit of the Performance Coatings & Finishes Group decreased $.1 million in the second quarter and $1.4 million in the first half of 2005, compared to the same periods in
2004, on lower profit margins.  Profit margins were adversely impacted by higher raw material costs and underutilization of plant capacity.  Additionally, margins on sales from operations in Europe into dollar-based markets in the Middle East and the former Soviet Union were impacted by the weaker U.S. dollar.

Fiberglass-Composite
Pipe's gross profit decreased $.7 million in the second quarter and
$.8
million in the first six months of 2005, compared to 2004.  Profit margins declined in 2005 primarily due to higher raw material costs and lower plant utilization in Europe.

Water
Transmission's gross profit increased $6.0 million in the second quarter and
$8.7 million in the first half, compared to  2004.  The
increases were due primarily to higher sales, improved plant utilization and a change in product mix.
Profits were impacted in 2004 by inefficient plant utilization caused by the strikes, higher workers' compensation costs and weak market conditions.

Gross
profit of the Infrastructure Products Group increased $3.6 million in the second quarter and $5.2 million in the first half of 2005, compared to the same periods in 2004.  The increases were due primarily to higher sales and improved plant utilization in Hawaii, which was impacted by the labor dispute in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A")
expenses totaled $40.0 million, or 22.7% of sales, in the second quarter of
2005,
compared to $31.6 million, or 21.0% of sales, in the second quarter of 2004.
The $8.4 million increase included higher legal fees and settlement costs of $6.1 million, higher incentive compensation expense of $1.6 million and higher stock compensation expense of $.6 million.  Higher SG&A related to appreciated foreign currencies of approximately $.8 million was offset by lower pension expense of $.9 million, which resulted from the termination of two executive benefit plans in 2004.

For
the first six months of 2005, SG&A totaled $73.0 million, or 23.2% of sales.  Corresponding expenses totaled $64.9 million, or 23.2% of sales, in  2004.  The
$8.1 million increase included higher incentive compensation expense of
$1.0 million, severance costs of $1.3 million and  legal costs of $6.1 million, offset by lower pension expense of
$1.8 million.  Additionally, the
appreciation of foreign currencies increased SG&A of foreign operations by approximately $1.4 million.

Other Income

Other income declined from $1.5 million in the
second quarter of 2004 to $.8 million in the second-quarter of 2005.  Other income declined from $2.1 million in the first half of 2004 to $2.0 million in
2005.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  The second-quarter decrease in other income was primarily due to higher income in
2004 from scrap sales related to the anticipated disposition of the South Gate property.
Interest

Net interest expense totaled $1.1 million in the
second quarter of 2005, compared to $1.5 million in the second quarter of 2004.
Net interest expense was $2.5 million  in the first half of 2005, compared to $3.3 million in the first half of 2004.  The decrease reflected a higher usage of the lower-rate Revolver following repayment of a portion of the Company's fixed-rate debt.

Provision for Income Taxes

Income
  taxes increased to $1.7 million in the second quarter of 2005 from $1.5 million in the second quarter of 2004.  Income taxes increased to $1.7 million in the first half of 2005, compared to $.1 million in the comparable period of 2004.
  The effective tax rate increased to 39% in 2005 from 30% in 2004.  The effective tax rate was higher due to higher forecasted full-year earnings from domestic operations and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.

Equity in Earnings of Joint
Venture, Net of Taxes

Equity in earnings of joint venture decreased to
  $2.5 million in the second quarter of 2005 compared to $3.4 million in 2004.  Equity income decreased to $3.1 million in the first half of 2005 compared to $3.9 million in 2004.
  Equity income decreased due to TAMCO,  Ameron's 50%-owned mini-mill in
  California.  TAMCO's second-quarter profits declined, as greater volumes and improved pricing were more than offset by higher scrap and energy costs.
  TAMCO benefited throughout 2004 and the first half of 2005 from strong demand for rebar and high worldwide steel prices.  Steel prices appear to be moderating, which will likely preclude TAMCO from reaching record levels of
  2004.  Nevertheless, TAMCO continues to forecast healthy profits in the second half of 2005.

  Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred
  in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's 2004 Annual Report.

Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
May 29, 2005 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to May 29, 2005.

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

PART II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits.  As of May 29, 2005, the Company was a defendant in asbestos-related cases involving 10,378
claimants, compared to 14,873 claimants as of February 27, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 29, 2005, there were no new claimants, dismissals and/or settlements involving 4,495 claimants and no judgments.
No net costs and expenses
were incurred by the Company during the six months ended May 29, 2005 in connection with asbestos-related claims.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of May 29,
2005, the Company was a defendant in silica-related cases involving 8,188 claimants, compared to 8,684 claimants as of February 27, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended May 29, 2005, there were  540 new claimants, dismissals and/or settlements involving 1,036 claimants and no judgments.  Net costs and expenses incurred by the Company during the quarter ended May 29, 2005 in connection with silica-related claims were less than $.4 million.

In April 2003, the Company was served with
a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A.
and SparTEC, Inc. (collectively "McDermott") in the District Court of Harris
County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively
"Dominion").  McDermott alleged that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate, and that as a result the Company and its co-defendants were liable to McDermott for all costs associated with removal and replacement of those coatings.  The Company reached a settlement with McDermott in May 2005.

Item
  2.  Changes in Securities

Terms of
  lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $7.0 million of consolidated retained earnings were not restricted at May 29, 2005.

ISSUER
  PURCHASES OF EQUITY SECURITIES

        Period

  (a)
        Total
        Number of
        Shares (or
        Units)
        Purchased

         (b)
        Average
        Price
        Paid per
        Share (or
        Unit

        (c)
        Number of
        Shares (or
        Units)
        Purchased as
        Part of
        Publicly
        Announced
        Plans or
        Programs

        (d)
        Maximum
        Number (or
        Approximate
        Dollar Value) of
        Shares (or
        Units) that
        May Yet Be
        Purchased under
        the Plans or
        Programs **

        2/28/05 thru 3/31/05

         7,541*

         33.28

    -

    N/A

    4/1/05 thru 4/30/05

        -

N/A

         -

    N/A

    5/1/05 thru 5/29/05

         -

    N/A

    -

    N/A

      *Represents
    shares repurchased by the Company from certain recipients of restricted stock to pay their taxes applicable to the vesting of their restricted stock.

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

The following matters were
  submitted to a vote of security holders during the Company's annual meeting of shareholders held on March 23, 2005 and the results were as follows:

      Votes
Cast For

       Votes
Withheld

------------------

-----------------

1.
Election of Directors:

         James S. Marlen
        David Davenport

         6,960,094
        6,891,929

         540,036
        608,201

  Other directors whose terms of
      office continued after the meeting are: Peter K. Barker,
      Terry L. Haines, J. Michael Hagan, Dennis C. Poulsen and John E.
Peppercorn.

2.

Ratification of PricewaterhouseCoopers LLP as registered public accountants.

         For:
        Against:
        Abstentions:

         7,419,208
        67,653
        13,268

Item 6. Exhibit

See Index of Exhibits

INDEX OF EXHIBITS

Number and Description
of Exhibit

----------------------------------------------

(3ii) Amended and Restated Bylaws dated March 23, 2005

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

                                        Ameron International Corporation
Date:
  June 24, 2005

                                             By:    /s/ Gary Wagner
                                             ----------------------------

                                                            Gary
Wagner
                                                            Senior Vice President, Chief Financial Officer

Exhibit 3ii

AMERON
INTERNATIONAL CORPORATION

(a Delaware
corporation)

(Restated with
amendments

through March
23, 2005)

ARTICLE I

Offices

            SECTION 1.01.  Registered
Office.  The registered office of AMERON INTERNATIONAL CORPORATION (hereinafter called the Corporation) in the State of Delaware shall be at 1209 Orange Street,
City of Wilmington, County of New Castle, and the name of the registered agent in charge thereof shall be The Corporation Trust Company.

            SECTION 1.02.
Other Offices.  The Corporation may also have an office or offices at such other place or places, either within or without the State of Delaware, as the Board of
Directors (hereinafter called the Board) may from time to time determine or as the business of the Corporation may require.

ARTICLE II

Meetings of
Stockholders

            SECTION 2.01.
Annual Meetings.  Annual Meetings of the stockholders of the Corporation for the purpose of electing directors and for the transaction of such other proper business as may come before such meetings may be held at such time, date and place as the Board shall determine by resolution.

            SECTION 2.02.
Special Meetings.  Special meetings of the stockholders of the Corporation for any purpose may only be called in accordance with the provisions of the
Certificate of Incorporation.

            SECTION 2.03.
Place of Meetings.  All meetings of the stockholders shall be held at such places, within or without the State of Delaware, as may be designated by the
Board.

        SECTION 2.04.
Notice of Meetings.  Except as otherwise required by law, notice of each meeting of the stockholders, whether annual or special, shall be given not less than ten
(10) nor more than sixty (60) days before the date of the meeting to each stockholder of record entitled to vote at such meeting by delivering a typewritten or printed notice thereof to him personally, or by depositing such notice in the United States mail, in a postage prepaid envelope, directed to him at his post office address furnished by him to the Secretary of the Corporation for such purpose or, if he shall not have furnished to the Secretary his address for such purpose, then at his post office address last known to the Secretary, or by transmitting a notice thereof to him at such address by telegraph, cable, or wireless.  Except as otherwise expressly required by law, no publication of any notice of a meeting of the stockholders shall be required.  Every notice of a meeting of the stockholders shall state the place, date and hour of the meeting, and, in the case of a special meeting, shall also state the purpose or purposes for which the meeting is called.  Notice of any meeting of stockholders shall not be required to be given to any stockholder to whom notice may be omitted pursuant to applicable Delaware law or who shall have waived such notice and such notice shall be deemed waived by any stockholder who shall attend such meeting in person or by proxy, except as a stockholder who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.  Except as otherwise expressly required by law, notice of any adjourned meeting of the stockholders need not be given if the time and place thereof are announced at the meeting at which the adjournment is taken.

            SECTION 2.05.
Quorum.  Except as otherwise required by law, the holders of record of a majority in voting interest of the shares of stock of the Corporation entitled to be voted thereat, present in person or by proxy, shall constitute a quorum for the transaction of business at any meeting of the stockholders of the
Corporation or any adjournment thereof.  In the absence of a quorum at any meeting or any adjournment thereof, a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat or, in the absence therefrom of all the stockholders, any officer entitled to preside at, or to act as secretary of, such meeting may adjourn such meeting from time to time.  At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

            SECTION 2.06.
Voting.

            (a)  Each
stockholder shall, at each meeting of the stockholders, be entitled to vote in person or by proxy each share or fractional share of the stock of the
Corporation having voting rights on the matter in question and which shall have been held by him and registered in his name on the books of the Corporation:

            (i)  on the date
fixed pursuant to Section 6.05 of these Bylaws as the record date for the determination of stockholders entitled to notice of and to vote at such meeting,
or

            (ii)  if no such
record date shall have been so fixed, then (a) at the close of business on the day next preceding the day on which notice of the meeting shall be given or (b)
if notice of the meeting shall be waived, at the close of business on the day next preceding the day on which the meeting shall be held.

            (b)  Shares of
its own stock belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors in such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes.  Persons holding stock of the Corporation in a fiduciary capacity shall be entitled to vote such stock.  Persons whose stock is pledged shall be entitled to vote, unless in the transfer by the pledgor on the books of the Corporation he shall have expressly empowered the pledges to vote thereon, in which case only the pledges, or his proxy, may represent such stock and vote thereon.  Stock having voting power standing of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants in common, tenants by entirety or otherwise, or with respect to which two or more persons have the same fiduciary relationship, shall be voted in accordance with the provisions of the General
Corporation Law of the State of Delaware.

            (c)  Any such
voting rights may be exercised by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the secretary of the meeting; provided, however, that no proxy shall be voted or acted upon after three years from its date unless said proxy shall provide for a longer period.  The attendance at any meeting of a stockholder who may theretofore have given a proxy shall not have the effect of revoking the same unless he shall in writing so notify the secretary of the meeting prior to the voting of the proxy.  At any meeting of the stockholders all matters, except as otherwise provided in the Certificate of Incorporation, in these Bylaws or by law, shall be decided by the vote of a majority in voting interest of the stockholders present in person or by proxy and entitled to vote thereat and thereon, a quorum being present.  The vote at any meeting of the stockholders on any question need not be by ballot, unless so directed by the chairman of the meeting.  On a vote by ballot each ballot shall be signed by the stockholder voting, or by his proxy, if there be such proxy, and it shall state the number of shares voted.

            SECTION 2.07.
List of Stockholders.  The Secretary of the Corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder.  Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held.  The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

            SECTION 2.08.
Judges.  If at any meeting of the stockholders a vote by written ballot shall be taken on any question, the chairman of such meeting may appoint a judge or judges to act with respect to such vote.  Each judge so appointed shall first subscribe an oath faithfully to execute the duties of a judge at such meeting with strict impartiality and according to the best of his ability.  Such judges shall decide upon the qualifications of the voters and shall report the number of shares represented at the meeting and entitled to vote on such question, shall conduct and accept the votes, and, when the voting is completed, shall ascertain and report the number of shares voted respectively for and against the question.  Reports of judges shall be in writing and subscribed and delivered by them to the Secretary of the Corporation.  The judges need not be stockholders of the Corporation, and any officer of the Corporation may be a judge on any question other than a vote for or against a proposal in which he shall have a material interest.

            SECTION 2.09.
Action Without Meeting.  No action shall be taken by the stockholders except at an annual or special meeting of stockholders.  No action shall be taken by stockholders by written consent.

            SECTION 2.10
Notice of Stockholder Business.  At any annual stockholders' meeting, only such business shall be conducted as shall have been properly brought before the meeting.  To be properly brought before an annual stockholders' meeting, business must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of  Directors; (ii) otherwise properly brought before the meeting by or at the direction of the Board of
Directors; or (iii) otherwise properly brought before the meeting by a stockholder.  For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation.  To be timely, a stockholder's notice must be received at the principal office of the Corporation not less than sixty (60)
days nor more than one hundred and twenty (120) days prior

to the meeting;
provided, however, that in the event that the first public disclosure (whether by mailing of a notice to shareholders, press release or otherwise) of the date of the meeting is made less than sixty‑five (65) days prior to the date of the meeting, notice by the stockholder will be timely if received not later than the close of business on the tenth day following the day on which such first public disclosure was made.  A stockholder's notice to the Secretary shall set forth, as to each matter the stockholder proposes to bring before the annual meeting, (i)
the reasons for conducting such business at the annual meeting; (ii) the name and address as they appear on the Corporation's stock register, of the stockholder proposing such business; (iii) the number of shares of capital stock of the Corporation which are beneficially owned by the stockholder; and (iv) any material interest of the stockholder in such business.  Notwithstanding any other provision of these Bylaws, no business shall be conducted at an annual stockholders' meeting except in accordance with the procedures set forth in this
Section 2.10.  If the presiding officer of an annual stockholders' meeting determines and declares that business was not properly brought before the meeting in accordance with this Section 2.10, any such business shall not be transacted.

ARTICLE III

Board of
Directors

            SECTION 3.01.
General Powers.  The property, business and affairs of the Corporation shall be managed by the Board.

            SECTION 3.02.
Number and Term of Office.  The number of directors shall not be less than six
(6) nor more than eleven (11),  the exact number of which shall be fixed by
Bylaw duly adopted by the Board.  The number of directors of the Corporation shall be seven (7).  The Board shall be divided into three classes, Class I,
Class II and Class III.  Such classes shall be as nearly equal in number of directors as possible.  Each director shall serve for a term ending on the third annual meeting following the annual meeting at which such director was elected;
provided, however, that the directors first elected to Class I shall serve for a term ending at the annual meeting to be held in 1987, the directors first elected to Class II shall serve for a term ending at the annual meeting to be held in 1988 and the directors first elected to Class III shall serve for a term ending at the annual meeting to be held in 1989.  Directors need not be stockholders.  Each of the directors of the Corporation shall hold office until his successor shall have been duly elected and shall qualify or until he shall resign or shall have been removed in the manner hereinafter provided.

            SECTION 3.03.
Election of Directors.  In any election of directors of the Corporation, a holder of any class or series of stock then entitled to vote in such election shall be entitled to
as many votes as shall equal (i) the number of votes which (except for this
Section as to cumulative voting) he would be entitled to cast for the election of directors with respect to his shares of stock multiplied by (ii) the number of directors to be elected in the election in which his class or series of shares is entitled to vote, and each stockholder may cast all of such votes for a single director or for any two or more of them as he may see fit.

            SECTION 3.04.
Resignations.  Any director of the Corporation may resign at any time by giving written notice to the Board or to the Secretary of the Corporation.  Any such resignation shall take effect at the time specified therein, or, if the time be not specified, it shall take effect immediately upon its receipt; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

            SECTION 3.05.
Vacancies.  Except as otherwise provided in the Certificate of Incorporation, any vacancy in the Board, whether because of death, resignation, disqualification, an increase in the number of directors, or any other cause, may be filled by vote of the majority of the remaining directors, although less than a quorum.  Each director so chosen to fill a vacancy shall hold office for the unexpired term of his predecessor or until his successor shall have been elected and shall qualify or until he shall resign or shall have been removed in the manner hereinafter provided.

            SECTION 3.06.
Place of Meeting, Etc.  The Board may hold any of its meetings at such place or places within or without the State of Delaware as the Board may from time to time by resolution designate or as shall be designated by the person or persons calling the meeting or in the notice or a waiver of notice of any such meeting.
Directors may participate in any regular or special meeting of the Board by means of conference telephone or similar communications equipment pursuant to which all persons participating in the meeting of the Board can hear each other, and such participation shall constitute presence in person at such meeting.

            SECTION 3.07.
First Meeting.  The Board shall meet as soon as practicable after each annual election of directors and notice of such first meeting shall not be required.

            SECTION 3.08.
Regular Meetings.  Regular meetings of the Board may be held at such times as the Board shall from time to time by resolution determine.  If any day fixed for a regular meeting shall be a legal holiday at the place where the meeting is to be held, then the meeting shall be held at the same hour and place on the next succeeding business day not a legal holiday.  Except as provided by law, notice of regular meetings need not be given.

            SECTION 3.09.
Special Meetings.  Special meetings of the Board shall be held whenever called by the Chairman of the Board, the President or a majority of the authorized number of directors.  Except as otherwise provided by law or by these Bylaws, notice of

the time and
place of each such special meeting shall be mailed to each director, addressed to him at his residence or usual place of business, at least five (5) days before the day on which the meeting is to be held, or shall be sent to him at such place by telegraph or cable or be delivered personally not less than twenty‑four (24) hours before the time at which the meeting is to be held.
Except where otherwise required by law or by these Bylaws, notice of the purpose of a special meeting need not be given.  Notice of any meeting of the Board shall not be required to be given to any director who is present at such meeting, except a director who shall attend such meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convene

            SECTION 3.10.
Quorum and Manner of Acting.  Except as otherwise provided in these Bylaws or by law, the presence of a majority of the number of directors then currently specified as the size of the Board pursuant to Section 3.02 of these Bylaws shall be required to constitute a quorum for the transaction of business at any meeting of the Board, and all matters shall be decided at any such meeting, a quorum being present, by the affirmative votes of a majority of the directors present.  In the absence of a quorum, a majority of directors present at any meeting may adjourn the same from time to time until a quorum shall be present.
Notice of any adjourned meeting need not be given.  The directors shall act only as a Board, and the individual directors shall have no power as such.

            SECTION 3.11.
Action by Consent.  Any action required or permitted to be taken at any meeting of the Board or of any committee thereof may be taken without a meeting if a written consent thereto is signed by all members of the Board or of such committee, as the case may be, and such written consent is filed with the minutes of proceedings of the Board or committee.

            SECTION 3.12.
Removal of Directors.  Subject to the provisions of the Certificate of
Incorporation, a director may be removed at any time, for cause only.

            SECTION 3.13.
Compensation.  The directors shall receive only such compensation for their services as directors as may be allowed by resolution of the Board.  The Board may also provide that the Corporation shall reimburse each such director for any expense incurred by him on account of his attendance at any meetings of the
Board or Committees of the Board.  Neither the payment of such compensation nor the reimbursement of such expenses shall be construed to preclude any director from serving the Corporation or its subsidiaries in any other capacity and receiving compensation therefor.

            SECTION 3.14.
Committees.  The Board may, by resolution passed by a majority of the whole
Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation.  Any such committee, to the extent provided in the resolution of the Board and except as otherwise limited by law, shall have and may exercise all the powers and authority of the Board in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it.  Any such committee shall keep written minutes of its meetings and report the same to the Board at the next regular meeting of the Board.  In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of such absent or disqualified member.

            SECTION 3.15.
Notice of Director Nominations.  Only persons who are nominated in accordance with the procedures set forth in this Section 3.15 shall be eligible for election as Director at annual meeting of the stockholders.  Nominations of candidates for election to the Board of Directors of the Corporation at any annual meeting may be made only by or at the direction of the Board of Directors or by a stockholder entitled to vote at such annual meeting.  All such nominations, except those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the
Corporation of the stockholder's intention to make such nomination.  To be timely, any such notice must be received at the principal office of the
Corporation not less than sixty (60) no more than one hundred twenty (120) days prior to the date of such annual meeting; provided, however, that in the event that the first public disclosure (whether by mailing of a notice to stockholders, press release or otherwise) of the date of such annual meeting is made less than sixty‑five (65) days prior to the date of such annual meeting, notice by the stockholder will be timely if received not later than the close of business on the tenth day following the day on which such first public disclosure was made.  Such stockholder's notice with respect to a proposed nomination shall set forth (i) the name, age, business and residence address and principal occupation or employment of each nominee proposed in such notice;
(ii) the name and address of the stockholder giving the notice as the same appears in the Corporation's stock register; (iii) the number of shares of capital stock of the Corporation which are beneficially owned by each such nominee and by such stockholder; and (iv) such other information concerning each such nominee as would be required, under the rules of the Securities and
Exchange Commission, in a proxy statement soliciting proxies for the election of such nominee.  Such notice must also include a signed consent of each such nominee to serve as a director of the Corporation, if elected.

            In the event
that a person is validly designated as a nominee in accordance with the procedures specified above and shall thereafter become unable or unwilling to stand for election to the Board of Directors, the Board of Directors or the
stockholder who proposed such nominee, as the case may be, may designate a substitute nominee; provided, however, that in the case of persons not nominated by the Board of Directors, such a substitution may only be made if notice as provided above in this Section 3.15 is received at the principal office of the
Corporation not later than the later of (i) thirty (30) days prior to the date of the annual meeting or (ii) five (5) days after the stockholder proposing the original nominee first learned that such original nominee has become unable or unwilling to stand for election.

ARTICLE IV

Officers

            SECTION 4.01.
Officers, Election and Removal.  The officers of the Corporation shall be a
President, a Vice President, a Secretary, and a Treasurer.  The Corporation may
also have at the discretion of the Board of Directors an Executive Vice
President, one or more additional Vice Presidents, one or more Assistant
Secretaries, one or more Assistant Treasurers, and such other officers as may be elected by the Board of Directors.  Any two or more offices may be held by the same person except that the office of President and the office of Secretary may not be held by the same person.

            The officers of
the Corporation shall be elected annually by the Board of Directors at their first meeting after the annual meeting of the stockholders and, unless they shall sooner resign, be removed or become disqualified, shall hold office until their respective successors shall be elected and qualify.

            The Chairman of
the Board and the President shall be elected from among the Directors but the other officers need not be Directors.

            Any officer may
be removed either with or without cause by a majority of the Directors at the time in office at any regular or special meeting of the Board of Directors.

            SECTION 4.02.
Chairman of the Board.  The Chairman of the Board, if there shall be one, shall preside at all meetings of the stockholders and of the Board of Directors.  He shall, ex officio, be a member of the Executive Committee, if there be one.

            SECTION 4.03.
President, Executive Vice President and Vice President.  The President shall be responsible to the Board of Directors for all actions and activities of the
Corporation.

            The Executive Vice
President, if there shall be one, shall act for the President in the President's absence.  He shall have such other powers and be required to perform such other duties as the President and the Board of Directors shall prescribe.

            The Vice
President, or if there shall be more than one such officer elected, shall have such powers and perform such duties as may be delegated to him or them by the
President or the Board of Directors.

            SECTION 4.04.
Secretary.  The Secretary shall issue notices for all meetings, shall keep their minutes, shall have charge of the seal and the Corporate books, and shall make such reports and perform such other duties as are incident to his office, or are properly required of him by the Board of Directors.  He shall also keep at the principal office of the corporation or cause to be kept at the office of the
Corporation's transfer agent, a stock transfer book, and he shall keep or cause to be kept by the Corporation's registrar, a share registry book.  The Secretary may be required to perform such duties of the Treasurer as may be assigned to him from time to time.

            SECTION 4.05.
Treasurer.  The Treasurer shall have the custody of all moneys and securities of the Corporation and shall keep regular books of account.  He shall disburse the funds of the Corporation in payment of the just demands against the Corporation or as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and to the Board of Directors from time to time as may be required of him, an account of all his transactions as Treasurer and of the financial condition of the Corporation.  He shall perform all other duties incident to his office or that are properly required of him by the Board.  He shall give the Corporation a bond, if required by the
Board of Directors, in a sum, and with one or more sureties, satisfactory to the
Board of Directors, for the faithful performance of the duties of his office, and for the restoration to the Corporation, in case of his death, resignation, retirement, or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

            SECTION 4.06.
Incapacity.  In case of the absence or inability of any officer of the
Corporation to act and of any person

 herein authorized to act in his place, the
Board of Directors may from time to time delegate the powers or duties of such officer to any other officer or any Director or other person whom they may select.

            SECTION 4.07.
Vacancies.  Vacancies in any office arising from any cause may be filled by the
Directors at any regular or special meeting.

            SECTION 4.08.
Other officers.  The Board of Directors may appoint such other officers and agents as it shall deem necessary or expedient, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

            SECTION 4.09.
Salaries.  The salaries of all officers and agents of the Corporation shall be fixed by the Board of Directors.  Nothing contained herein shall preclude any officer from serving the Corporation, or any subsidiary corporation, in any other capacity and receiving proper compensation therefor.

ARTICLE V

Contracts,
Checks, Drafts, Bank Accounts, Etc.

            SECTION 5.01.
Execution of Contracts.  The Board, except as in these Bylaws otherwise provided, may authorize any officer or officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the
Corporation, and such authority may be general or confined to specific instances; and unless so authorized by the Board or by these Bylaws, no officer, agent or employee shall have any power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or in any amount.

            SECTION 5.02.
Checks, Drafts, Etc.  All checks, drafts or other orders for payment of money, notes or other evidence of indebtedness, issued in the name of or payable to the
Corporation, shall be signed or endorsed by such person or persons and in such manner as, from time to time, shall be determined by resolution of the Board.
Each such officer, assistant, agent or attorney shall give such bond, if any, as the Board may require.

            SECTION 5.03.
Deposits.  All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board may select, or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board and shall be drawn out only by check signed by persons designated, from time to time, by resolution of the Board of Directors.

            SECTION 5.04.
General and Special Bank Accounts.  The Board may from time to time authorize the opening and keeping of general and special bank accounts with such banks, trust companies or other depositories as the Board may select or as may be selected by any officer or officers, assistant or assistants, agent or agents, or attorney or attorneys of the Corporation to whom such power shall have been delegated by the Board.  The Board may make such special rules and regulations with respect to such bank accounts, not inconsistent with the provisions of these Bylaws, as it may deem expedient.

ARTICLE VI

Shares and Their
Transfer

            SECTION 6.01.
Certificates for Stock.  Every owner of stock of the Corporation shall be entitled to have a certificate or certificates, to be in such form as the Board shall prescribe, certifying the number and class of shares of the stock of the
Corporation owned by him.  The certificates representing shares of such stock shall be numbered in the order in which they shall be issued and shall be signed in the name of the Corporation by the President or a Vice President, and by the
Secretary or an Assistant Secretary or by the Treasurer or an Assistant
Treasurer.  Any of or all of the signatures on the certificates may be a facsimile.  In case any officer, transfer agent or registrar who has signed, or whose facsimile signature has been placed upon, any such certificate, shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, such certificate may nevertheless be issued by the Corporation with the same effect as though the person who signed such certificate, or whose facsimile signature shall have been placed thereupon, were such officer, transfer agent or registrar at the date of issue.  A record shall be kept of the respective names of the persons, firms or corporations owning the stock represented by such certificates, the number and class of shares represented by such certificates, respectively, and the respective dates thereof, and in case of cancellation, the respective dates of cancellation.  Every certificate surrendered to the Corporation for exchange or transfer shall be cancelled, and no new certificate or certificates shall be issued in exchange for any existing certificate until such existing certificate shall have been so cancelled, except in cases provided for in Section 6.04.

            SECTION 6.02.
Transfers of Stock.  Transfers of shares of stock of the Corporation shall be made only on the books of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary, or with a transfer clerk or a transfer agent appointed as provided in Section 6.03, and upon surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon.  The person in whose name shares of stock stand on the books of the
Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.
Whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact shall be so expressed in the entry of transfer if, when the certificate or certificates shall be presented to the Corporation for transfer, both the transferor and the transferee request the Corporation to do
so.

            SECTION 6.03.
Regulations.  The Board may make such rules and regulations as it may deem expedient, not inconsistent with these Bylaws, concerning the issue, transfer and registration of certificates for shares of the stock of the Corporation.  It may appoint, or authorize any officer or officers to appoint, one or more transfer clerks or one or more transfer agents and one or more registrars, and may require all certificates for stock to bear the signature or signatures of any of them.

            SECTION 6.04.
Lost, Stolen, Destroyed, and Mutilated Certificates.  In any case of loss, theft, destruction, or mutilation of any certificate of stock, another may be issued in its place upon proof of such loss, theft, destruction, or mutilation and upon the giving of a bond of indemnity to the Corporation in such form and in such sum as the Board may direct; provided, however, that a new certificate may be issued without requiring any bond when, in the judgment of the Board, it is proper so to do.

            SECTION 6.05.
Fixing Date for Determination of Stockholders of Record.  In order that the
Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any other change, conversion or exchange of stock or for the purpose of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60)
days prior to any other action.  If in any case involving the determination of stockholders for any purpose other than notice of or voting at a meeting of stockholders, the Board shall not fix such a record date, the record date for determining stockholders for such purpose shall be the close of business on the day on which the Board shall adopt the resolution relating thereto.  A determination of stockholders entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of such meeting; provided, however, that the Board may fix a new record date for the adjourned meeting.

ARTICLE VII

Indemnification

            SECTION 7.01.
(DELETED MARCH 30, 1987)

ARTICLE VIII

Executive
Committee

            SECTION 8.01.
Members and Powers.  The Board, by resolution adopted by majority of its total number, may annually elect three or more of its number to constitute an
Executive Committee of the Board to have authority to exercise to the extent permitted by law, in the intervals between meetings of the Board, all powers of the Board, except to amend or repeal these Bylaws, or to fill vacancies in its own membership or in the Board, or to declare dividends.  The actions of the
Executive Committee shall be ratified at the next succeeding meeting of the
Board.

            SECTION 8.02.
Meetings.  The Executive Committee may adopt rules governing the method of the notice of the time and place of its meetings and the conduct of the proceedings thereat; but, in the absence of such rules, meetings of the Executive Committee may be called by any member of the Committee.  Notice to each member, regarding the time and place of holding the proposed meeting, shall be given to each member verbally or by mail at least twenty‑four (24) hours before the time of the meeting.  No notice of a meeting will be required if all members of the
Committee are in attendance, or if notice is waived.  The Executive Committee shall keep a record of its acts and proceedings.

            SECTION 8.03.
Quorum.  To constitute a quorum of the Executive Committee for the transaction of business at any meeting, a majority shall be present and the act of a majority of the whole Committee shall be necessary to constitute the act of the
Committee.

            SECTION 8.04.
Removal of Members.  Any member of the Executive Committee may be removed with or without cause by resolution of the Board, adopted by a majority of its total number then in office.

            SECTION 8.05.
Vacancies.  Vacancies in the Executive Committee shall be filled in the same manner as for the original appointment to membership.

ARTICLE IX

Miscellaneous

            SECTION 9.01.
Seal.  The Corporate seal of the Corporation shall consist of two concentric circles, between which is the name of the Corporation, and in the center shall be inscribed the year of its incorporation and the words, "Corporate Seal,
Delaware."

            SECTION 9.02.
Waiver of Notices.  Whenever notice is required to be given by these Bylaws or the Certificate of Incorporation or by law, the person entitled to said notice may waive such notice in writing, either before or after the time stated
therein, and such waiver shall be deemed equivalent to notice.

            SECTION 9.03.
Amendments.  Except as otherwise provided herein or in the Certificate of
Incorporation, these Bylaws or any of them, may be altered, amended, repealed or rescinded and new Bylaws may be adopted, (i) by the Board, or (ii) by the stockholders, at any annual meeting of stockholders, or at any special meeting of stockholders, provided that notice of such proposed alteration, amendment, repeal, rescission or adoption is given in the notice of meeting.

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

June 24, 2005

                                                   By:
                                                   /s/ James S.
                                                   Marlen
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

June 24, 2005

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

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended May 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, President and
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
June 24, 2005

By:    /s/ Gary Wagner
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer
June 24, 2005

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.