Form 10-Q
period 2005-08-28
AMERON INTERNATIONAL CORP
filed 2005-09-27
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

or

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

The number of shares outstanding of Common Stock, $2.50 par value, was 8,551,580 on August 28, 2005.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

INDEX

                                                                     Page

PART I. FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

              Consolidated Statements of Income                        3

              Consolidated Balance Sheets                              4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

  Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                            14

  Item 3.   Quantitative and Qualitative Market Risk Disclosure       20
  Item 4.   Controls and Procedures                                   20

PART II. OTHER INFORMATION
  Item 1.   Legal Proceedings                                         20

  Item 2.   Changes in Securities                                     21
  Item 6.   Exhibits and Reports on Form 8-K                          21

INDEX OF EXHIBITS                                                     22
SIGNATURE PAGE                                                        23
CERTIFICATIONS                                                     24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                Ameron International Corporation and Subsidiaries

                        Consolidated Statements of Income

                (In thousands, except share and per share data)

                (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                        -------------------------        -------------------------
                   August 28,    August 29,         August 28,    August 29,
                                                            2005          2004               2005          2004
                                                        -----------   -----------        -----------   -----------
Sales                                                   $   193,047   $   155,413        $   508,064   $   435,597
Cost of Sales                                              (140,395)     (117,168)          (377,582)     (330,827)
                                                        -----------   -----------        -----------   -----------
Gross Profit                                                 52,652        38,245            130,482       104,770

Selling, General and
 Administrative Expenses                                    (36,184)      (35,414)          (109,183)     (100,360)
Pension Plan Curtailment/Settlement                               -       (12,817)                 -       (12,817)
Other Income, Net                                             2,445           740              4,421         2,794
                                                        -----------   -----------        -----------   -----------
Income/(Loss) before Interest, Income Taxes
 and Equity in Earnings of Joint Venture                     18,913        (9,246)            25,720        (5,613)

Interest Expense, Net                                        (1,492)       (1,193)            (3,980)       (4,462)
                                                        -----------   -----------        -----------   -----------
Income/(Loss) before Income Taxes and Equity in
 Earnings of Joint Venture                                   17,421       (10,439)            21,740       (10,075)

Provision for Income Taxes                                   (7,012)       (2,921)            (8,696)       (3,041)
                                                        -----------   -----------        -----------   -----------
Income/(Loss) before Equity in Earnings of Joint Venture     10,409       (13,360)            13,044       (13,116)
Equity in Earnings of Joint Venture, Net of Taxes             3,119         4,585              6,235         8,461
                                                        -----------   -----------        -----------   -----------
Net Income/(Loss)                                       $    13,528   $    (8,775)       $    19,279   $    (4,655)
                                                        ===========   ===========        ===========   ===========
Net Income/(Loss) per Share (Basic)                     $      1.61   $     (1.05)       $      2.30   $      (.56)
                                                        ===========   ===========        ===========   ===========
Net Income/(Loss) per Share (Diluted)                   $      1.58   $     (1.05)       $      2.26   $      (.56)
                                                        ===========   ===========        ===========   ===========
Weighted-Average Shares (Basic)                           8,409,746     8,333,346          8,372,408     8,249,076
                                                        ===========   ===========        ===========   ===========
Weighted-Average Shares (Diluted)                         8,571,628     8,333,346          8,535,834     8,249,076
                                                        ===========   ===========        ===========   ===========
Cash Dividends per Share                                $       .20   $       .20        $       .60   $       .60
                                                        ===========   ===========        ===========   ===========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

                                                  August 28,      November 30,
                                                     2005            2004
                                                 ( Unaudited )
                                                  -----------     -----------
ASSETS
Current Assets
  Cash and Cash Equivalents                        $  20,432       $  30,124
  Receivables, Less Allowances of $7,959
    in 2005 and $7,984 in 2004                       188,898         162,636
  Inventories                                        106,265          90,297
  Deferred Income Taxes                               15,527          15,526
  Prepaid Expenses and Other Current Assets           12,861          11,032
                                                   ---------       ---------
    Total Current Assets                             343,983         309,615
Investments in Joint Ventures
  Equity Method                                       16,005          16,042
  Cost Method                                          5,922           5,922
Property, Plant and Equipment
  Land                                                39,259          38,875
  Buildings                                           88,594          87,159
  Machinery and Equipment                            286,111         286,769
  Construction in Progress                            13,481           8,812
                                                   ---------       ---------
    Total Property, Plant and Equipment at Cost      427,445         421,615
  Accumulated Depreciation                          (273,607)       (267,964)
                                                   ---------       ---------
    Total Property, Plant and Equipment, Net         153,838         153,651
Deferred Income Taxes                                  5,997           6,029
Intangible Assets, Net of Accumulated Amortization
  of $10,320 in 2005 and $10,550 in 2004              13,443          13,795
Other Assets                                          42,851          38,883
                                                   ---------       ---------
Total Assets                                       $ 582,039       $ 543,937
                                                   =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current Portion of Long-Term Debt                $  18,333       $  18,333
  Trade Payables                                      51,489          49,156
  Accrued Liabilities                                 60,095          53,221
  Income Taxes Payable                                 5,711           8,092
                                                   ---------       ---------
    Total Current Liabilities                        135,628         128,802
Long-Term Debt, Less Current Portion                  92,569          75,349
Other Long-Term Liabilities                           63,819          60,619
                                                   ---------       ---------
  Total Liabilities                                  292,016         264,770
                                                   ---------       ---------
Stockholders' Equity
  Common Stock, Par Value $2.50 per Share,
    Authorized 24,000,000 Shares, Outstanding
    8,551,580 Shares in 2005 and 8,431,471
    in 2004, Net of Treasury Shares                   28,084          27,745
  Additional Paid-In Capital                          24,885          21,903
  Unearned Restricted Stock                           (2,544)         (2,300)
  Retained Earnings                                  315,203         301,013
  Accumulated Other Comprehensive Loss               (26,330)        (20,420)
  Treasury Stock (2,681,811 Shares
    in 2005 and 2,666,670 in 2004)                   (49,275)        (48,774)
                                                   ---------       ---------
  Total Stockholders' Equity                         290,023         279,167
                                                   ---------       ---------
Total Liabilities and Stockholders' Equity         $ 582,039       $ 543,937
                                                   =========       =========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

 (In thousands)

(Unaudited)

                                                              Nine Months Ended
                                                           -----------------------
                                                          August 28,     August 29,
                                                             2005           2004
                                                           --------       --------
Cash Flows from Operating Activities
  Net Income/(Loss)                                        $ 19,279      $  (4,655)
  Adjustments to Reconcile Net Income/(Loss) to Net Cash
   (Used in)/Provided by Operating Activities:
     Depreciation                                            14,127         13,772
     Amortization                                               157            167
     Provision for Deferred Income Taxes                        189             46
     Net Earnings and Distributions from Joint Ventures          73             75
     Gain from Sale of Assets                                (1,400)           (77)
     Stock Compensation Expense                               1,243          1,179
  Changes in Operating Assets and Liabilities:
     Receivables                                            (29,484)        14,409
     Inventories                                            (17,512)         5,510
     Prepaid Expenses and Other Current Assets               (2,001)        (1,604)
     Other Assets                                            (3,944)         4,020
     Trade Payables                                           3,228          2,101
     Accrued Liabilities and Income Taxes Payable             5,004         (1,323)
     Other Long-Term Liabilities                              3,036        (13,589)
                                                           --------       --------
      Net Cash (Used in)/Provided by Operating Activities    (8,005)        20,031
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sale of Assets                                2,389            284
  Additions to Investments, Property, Plant and
    Equipment                                               (17,402)       (13,086)
                                                           --------       --------
      Net Cash Used in Investing Activities                 (15,013)       (12,802)
                                                           --------       --------
Cash Flows from Financing Activities
  Issuance of Debt                                           25,676            743
  Repayment of Debt                                          (8,318)           (88)
  Debt Issuance Costs                                             -           (473)
  Dividends on Common Stock                                  (5,089)        (5,015)
  Issuance of Common Stock                                    1,834          3,220
  Change in Treasury Stock                                     (501)          (251)
                                                           --------       --------
      Net Cash Provided by/(Used in) Financing Activities    13,602         (1,864)
                                                           --------       --------
Effect of Exchange Rate Changes
 on Cash and Cash Equivalents                                  (276)           153
                                                           --------       --------
Net Change in Cash and Cash Equivalents                      (9,692)         5,518
Cash and Cash Equivalents at Beginning of Period             30,124         20,390
                                                           --------       --------
Cash and Cash Equivalents at End of Period                 $ 20,432       $ 25,908
                                                           ========       ========

See accompanying notes to consolidated financial statements.

Ameron International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars In Thousands Except Per Share Data)
(Unaudited)

Note 1.  Basis Of Presentation

Consolidated financial statements for the
 interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries (the
"Company" or "Ameron" or the "Registrant") as of August 28, 2005, and consolidated results of operations and cash flows for the three and nine months ended August 28, 2005 and
  August 29, 2004.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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
The Company has chosen to defer accounting for the benefit until the FASB issues final accounting guidance due to various uncertainties related to this legislation and the appropriate accounting.  The Company's measures of APBO and net periodic postretirement benefit costs as of and for the period ended
August
28, 2005 do not reflect the effect of the Act.

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
  Inventories
  consisted of
  the following:

                                                                         August 28,   November 30,
                                                                            2005           2004
                                                                         ---------      ---------
Finished Products                                                        $  53,064      $  52,489
Materials and Supplies                                                      28,093         23,809
Products in Process                                                         25,108         13,999
                                                                         ---------      ---------
                                                                         $ 106,265      $  90,297
                                                                         =========      =========

Note 4.  Supplemental Disclosure of Cash Flow Information

                                                                            Nine Months Ended
                                                                         ------------------------
                                                                         August 28,     August 29,
                                                                            2005           2004
                                                                         ---------      ---------
Interest Paid                                                            $   3,210      $   4,273

Income Taxes Paid                                                        $  10,222      $   6,130

Note 5.  Joint Ventures

                     Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

                                              Three Months Ended            Nine Months Ended
                                           ------------------------     ------------------------
                        August 28,     August 29,    August 28,     August 29,
                                              2005           2004          2005           2004
                                           ---------      ---------     ---------      ---------
Net Sales                                  $  72,398      $  70,960     $ 186,278      $ 178,947

Gross Profit                               $  13,939      $  18,798     $  30,118      $  36,459

Net Income                                 $   6,877      $  10,113     $  14,036      $  18,580

Investments in Ameron Saudi Arabia,
Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and
  Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.
Earnings and dividends from the
Company's  joint ventures were as follows:

                                               Three Months Ended           Nine Months Ended
                                            -------------------------   ------------------------
                August 28,     August 29,   August 28,     August 29,
                                                2005           2004         2005           2004
                                             ---------      ---------    ---------      ---------

Earnings from Joint Venture
   TAMCO                                     $   3,438      $   5,057    $   6,874      $   9,330

Dividends Received from Joint Ventures
   TAMCO                                     $   2,613      $   5,335    $   6,947      $   9,405
   ASAL                                              -              -            -              -
   BL                                                -              -            -              -
   OAL                                               -              -            -             97

Earnings from ASAL, BL, and OAL, if
any, are included in other income.

Note 6.  Net Income Per
  Share

Basic net income per share is computed on
  the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, including  restricted shares, plus the effect of
  outstanding stock options, using
  the treasury stock method.  All outstanding common stock equivalents, consisting of options to purchase 608,351 common shares, were dilutive for the three months and nine months ended August 28, 2005.  For the three months ended
August 29, 2004, options to purchase 45,000 common shares were anti-dilutive, while options to purchase 21,000 common shares were anti-dilutive for the nine months ended August 29, 2004.
Following is a reconciliation of the
  weighted-average number of shares used in the computation of basic and diluted net income per share:

                                                Three Months Ended            Nine Months Ended
                                             ------------------------      ------------------------
                                             August 28,     August 29,     August 28,     August 29,
                                                2005           2004           2005           2004
                                             ---------      ---------      ---------      ---------
Basic Average Common
   Shares Outstanding                        8,409,746      8,333,346      8,372,408      8,249,076

Dilutive Effect of
   Common Stock Equivalents                    161,882             -         163,426             -
                                             ---------      ---------      ---------      ---------
Diluted Average Common
   Shares Outstanding                        8,571,628      8,333,346      8,535,834      8,249,076
                                             =========      =========      =========      =========

Note 7. Comprehensive Income/(Loss)

Comprehensive income/(loss) was as follows:

                                                 Three Months Ended           Nine Months Ended
                                              ------------------------     ------------------------
                                              August 28,     August 29,    August 28,     August 29,
                                                2005           2004          2005           2004
                                              ---------      ---------     ---------      ---------

Net Income/(Loss)                             $  13,528      $  (8,775)    $  19,279      $  (4,655)
Foreign Currency Translation
  Adjustment                                     (1,887)          (870)       (5,944)         1,043
Comprehensive Income/(Loss) from
  Joint Venture                                     113            (96)           34            700
Adjustment to Minimum Pension Liabilities             -          1,269             -          1,269
                                              ---------      ---------     ---------      ---------
Comprehensive Income/(Loss)                   $  11,754      $  (8,472)    $  13,369      $  (1,643)
                                              =========      =========     =========      =========

  Note 8.  Debt

The Company's long-term debt consisted of
  the following:

                                                                           August 28,    November 30,
                                                                             2005           2004
                                                                           ---------      ---------
Fixed-rate notes, bearing interest
  at 7.92%, payable in annual principal
  installments of $8,333                                                   $  16,667      $  16,667
Fixed-rate notes, bearing interest
  at 5.36%, payable in annual principal
  installments of $10,000 beginning in 2005                                   50,000         50,000
Variable-rate industrial development bonds,
  payable in 2016 (2.77% at August 28, 2005)                                   7,200          7,200
Variable-rate industrial development bonds,
  payable in 2021 (2.77% at August 28, 2005)                                   8,500          8,500
Variable-rate bank revolving credit
  facilities - domestic, payable in 2008 (5.27% at August 28, 2005)           24,000         10,400
Variable-rate bank revolving credit
  facilities - foreign, payable in 2006 (4.7% at August 28, 2005)              4,535            915
                                                                           ---------      ---------
Total long-term debt                                                         110,902         93,682

  Less current portion                                                       (18,333)       (18,333)
                                                                           ---------      ---------
Long-term debt, less current portion                                       $  92,569      $  75,349
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
Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes are not allocated to the reportable segments.  Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

                                                             Three Months Ended          Nine Months Ended
                                                          ------------------------    ------------------------
                                                          August 28,     August 29,   August 28,     August 29,
                                                             2005           2004         2005           2004
                                                          ---------      ---------    ---------      ---------

Sales
 Performance Coatings & Finishes                          $  56,492      $  51,956    $ 152,504      $ 149,578
 Fiberglass-Composite Pipe                                   37,394         30,017       96,159         88,893
 Water Transmission                                          55,716         35,443      136,779        100,763
 Infrastructure Products                                     43,618         38,140      122,947         96,839
 Eliminations                                                  (173)          (143)        (325)          (476)
                                                          ---------      ---------    ---------      ---------
  Total Sales                                             $ 193,047      $ 155,413    $ 508,064      $ 435,597
                                                          =========      =========    =========      =========

Income Before Interest, Income Taxes and
   Equity in Earnings of Joint Venture
 Performance Coatings & Finishes                          $   3,579      $   1,918    $   1,896      $   2,027
 Fiberglass-Composite Pipe                                    6,166          5,400       16,121         15,573
 Water Transmission                                           9,923          2,614       19,236          5,116
 Infrastructure Products                                      6,222          4,865       15,198          8,977
 Corporate & Unallocated                                     (6,977)       (24,043)     (26,731)       (37,306)
                                                          ---------      ---------    ---------      ---------
  Total Income/(Loss) Before Interest, Income Taxes
     and Equity in Earnings of Joint Venture              $  18,913      $  (9,246)   $  25,720      $  (5,613)
                                                          =========      =========    =========      =========

                                                                                     August 28,    November 30,
                                                                                        2005           2004
                                                                                     ---------      ---------
Assets
 Performance Coatings & Finishes                                                     $ 172,407      $ 173,807
 Fiberglass-Composite Pipe                                                             175,165        155,390
 Water Transmission                                                                    149,320        120,921
 Infrastructure Products                                                                84,613         74,623
 Corporate & Unallocated                                                               201,837        198,797
 Eliminations                                                                         (201,303)      (179,601)
                                                                                     ---------      ---------
  Total Assets                                                                       $ 582,039      $ 543,937
                                                                                     =========      =========

 Note 10.  Commitments
  & Contingencies

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 28, 2005, the Company was a defendant in asbestos-related cases involving 9,855
claimants, compared to 10,378 claimants as of May 29,
2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 28, 2005, there were 58 new claimants; dismissals and/or settlements involving 581 claimants; and no
judgments.  Net costs and expenses  incurred by the Company during the quarter ended August 28, 2005 in connection
with asbestos-related claims were $166.

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
The
Company continues to vigorously defend all such lawsuits.  As of August 28,
2005,
the Company was a defendant in silica-related cases involving 8,042 claimants, compared to 8,188 claimants as of May 29, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 28, 2005, there were
116 new claimants; dismissals and/or settlements involving 262 claimants; and no judgments.  Net costs and expenses incurred by the Company during the quarter ended
August 28, 2005 in connection with silica-related claims
were

$131.

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
(collectively "Dominion").  McDermott alleged that the Company's co-defendants improperly supplied coatings which contained lead and/or lead chromate and that as a result the Company and its co-defendants were liable to McDermott for all costs associated with removal and replacement of those coatings.  The
Company reached a settlement with McDermott in May 2005.  In
May 2003, Dominion brought a separate action against the Company in Civil
District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking damages allegedly sustained by Dominion resulting from delays in
McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the
Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert subsequently estimated Dominion's damages at approximately $128,000, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established. The Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter; and no amounts have been accrued for a loss contingency related to this lawsuit.  Legal costs and expenses related to these suits totaled
$41 in the three months and $4,941 in the nine months ended August 28, 2005.

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

Changes in the product
warranty accrual were as follows:

                                                                                          Nine Months Ended
                                                                                    -----------------------------
                                                                                      August 28,      August 29,
                                                                                         2005            2004
                                                                                    -------------   -------------
Balance, Beginning of Period                                                        $      4,297    $       3,770
Payments                                                                                  (2,737)          (2,068)
Warranty Accruals During the Period                                                        2,427            2,538
                                                                                    -------------   -------------
Balance, End of Period                                                              $      3,987    $       4,240
                                                                                    =============   =============

Note 12.  Goodwill and Other Intangible
Assets

Changes in the
Company's carrying amount of goodwill by business segment were as follows:

                                                                           Foreign Currency
                                                                                Translation
Segment                                                November 30, 2004        Adjustments       August 28, 2005
-------------------------------------                 ------------------      --------------     ----------------
Performance Coatings & Finishes                               $   11,909          $     (189)          $   11,720
Fiberglass-Composite Pipe                                          1,440                   -                1,440
Infrastructure Products                                              201                   -                  201
                                                              ----------          ----------           ----------
Total                                                         $   13,550          $     (189)          $   13,361

                                                              ==========          ==========           ==========

The Company's intangible assets,
other than goodwill, and
related accumulated amortization consisted of the following:

                                                August 28, 2005                        November 30, 2004
                                      -----------------------------------    ------------------------------------
                                      Gross Intangible        Accumulated    Gross Intangible         Accumulated
                                                Assets       Amortization              Assets        Amortization
                                      ----------------     --------------    ----------------      --------------
Trademarks                                   $   2,160          $  (2,090)          $   2,227           $  (2,121)
Non-Compete Agreements                           2,105             (2,093)              2,105              (1,966)
Patents                                            212               (212)                212                (212)
Leasehold Interests                              1,930             (1,930)              1,930              (1,930)
                                             ---------          ---------           ---------           ---------
Total                                        $   6,407          $  (6,325)          $   6,474           $  (6,229)

                                             =========          =========           =========           =========

All of the Company's intangible assets,
other than goodwill, are subject to amortization.
Amortization expense for the three and nine months ended August 28, 2005 was $52 and
$157, respectively.  Amortization expense for the three and
nine months
ended August 29, 2004 was $52 and $167, respectively.  At August 28, 2005, estimated future amortization expense was as follows:
$23 for the remaining three months of 2005, $45 for 2006, and $14 for 2007.

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

                                                                Three Months Ended          Nine Months Ended
                                                             ------------------------    ------------------------
                                                             August 28,     August 29,   August 28,     August 29,
                                                                2005           2004         2005           2004
                                                             ---------      ---------    ---------      ---------
Reported Net Income/(Loss)                                   $  13,528      $  (8,775)   $  19,279      $  (4,655)
Add:  Stock-Based Employee Compensation Expense
  Included in Reported Net Income, Net of Tax                      636            539          746            787
Deduct:  Stock-Based Employee Compensation
  Expense Determined under SFAS No. 123,
  Net of Tax                                                      (316)          (244)        (804)          (657)
                                                             ---------      ---------    ---------      ---------
Pro Forma Net Income/(Loss)                                  $  13,848      $  (8,480)   $  19,221      $  (4,525)
                                                             =========      =========    =========      =========
Basic Net Income/(Loss) Per Share:
  As Reported                                                $    1.61      $   (1.05)   $    2.30      $    (.56)
  Pro Forma                                                  $    1.65      $   (1.02)   $    2.30      $    (.55)

Diluted Net Income/(Loss) Per Share:
  As Reported                                                $    1.58      $   (1.05)   $    2.26      $    (.56)
  Pro Forma                                                  $    1.62      $   (1.02)   $    2.25      $    (.55)

Note 14.  Employee
Benefit Plans

In June 2004, the Company terminated
two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  During the quarter ended
August 29, 2004, the Company incurred a pretax expense of $12,817 due to the termination of the plans and distributions to plan participants.  The
Company recorded this expense in accordance with SFAS No. 88, "Employers'
Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and
for Termination Benefits." SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.  Ameron had previously purchased life insurance policies to cover benefits under the plans.  The cash surrender values of the policies (totaling approximately $26,900 as of
August 29, 2004) exceeded the amount of lump-sum payments (totaling approximately $25,600) required to settle all plan obligations.

For the three and nine months ended
August 28, 2005 and August 29, 2004, net pension and postretirement costs were comprised of the following:

                                                                                               U.S. Postretirement

                                                              Pension Benefits                     Health Care
                                                   -----------------------------------------   -------------------
                                                        U.S. Plans         Non U.S. Plans

                                                   -------------------    ------------------
                                                               Three Months Ended August 28 and August 29,

                                                   ---------------------------------------------------------------

                                                     2005       2004       2005       2004       2005       2004

                                                   --------   --------   --------   --------   --------   --------
Service Cost                                       $    797   $    862   $    349   $    307   $     30   $     28
Interest Cost                                         2,484      2,723        484        450         51         50
Expected Return on Plan Assets                       (2,815)    (2,629)      (362)      (339)        (8)        (8)

Amortization of Unrecognized

   Prior Service Cost                                    25        217        172        160         (4)        (4)
Amortization of Unrecognized

   Net Transition Obligation                              -          -          -          -         18         18

Amortization of Accumulated Loss                      1,144      1,538          -          -         15         12
Settlement Charge                                         -     10,901          -          -          -          -
Curtailment Loss                                          -      1,916          -          -          -          -

                                                   --------   --------   --------   --------   --------   --------
Net Periodic Cost                                  $  1,635   $ 15,528   $    643   $    578   $    102   $     96
                                                   ========   ========   ========   ========   ========   ========

                                                               Nine Months Ended August 28 and August 29,

                                                   ---------------------------------------------------------------

                                                     2005       2004       2005       2004       2005       2004

                                                   --------   --------   --------   --------   --------   --------
Service Cost                                       $  2,391   $  2,586   $  1,047   $    921   $     90   $     84
Interest Cost                                         7,452      8,169      1,452      1,350        153        150
Expected Return on Plan Assets                       (8,445)    (7,887)    (1,086)    (1,017)       (24)       (24)

Amortization of Unrecognized

   Prior Service Cost                                    75        651        516        480        (12)       (12)
Amortization of Unrecognized

   Net Transition Obligation                              -          -          -          -         54         54

Amortization of Accumulated Loss                      3,432      4,614          -          -         45         36
Settlement Charge                                         -     10,901          -          -          -          -
Curtailment Loss                                          -      1,916          -          -          -          -

                                                   --------   --------   --------   --------   --------   --------
Net Periodic Cost                                  $  4,905   $ 20,950   $  1,929   $  1,734   $    306   $    288
                                                   ========   ========   ========   ========   ========   ========

The
Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible.  The
Company contributed $1,105, $870
and $870 to the U.S. pension plans in the first, second and third quarters of 2005, respectively; and the Company expects to contribute $870 in the fourth quarter of
2005.

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

Revenue for the Performance Coatings
& Finishes, Fiberglass-Composite Pipe, and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the
Company, the price is fixed or determinable and collection is reasonably assured.  In limited circumstances within the Performance Coatings &
Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed.
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
Significant changes in steel levels or costs could materially impact the
Company's financial statements.  Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  A significant reduction in demand or significant worsening of customer credit quality could materially impact the Company's consolidated financial statements.  Property, plant and equipment is stated on the basis of cost and depreciated principally on a straight-line method based on the estimated useful lives of the related assets, generally three to
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
Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in
the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future return on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's
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

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended August 28, 2005, the
Company's operating activities used cash of $8.0 million, compared to generating $20.0 million in the nine months ended August 29, 2004.
Operating cash flow was lower in 2005 as higher net income was offset by increased inventories and
receivables.   Other long-term liabilities declined in 2004 due to the
payments associated with the termination of two executive benefits programs in the third quarter ended August 29, 2004.  Inventories
and receivables grew in large part due
to the level of sales and backlog of orders within the Water Transmission Group, and the increased level of activity in the Fiberglass-Composite Pipe and Infrastructure Products Groups.

Net
cash used in investing activities totaled $15.0 million during the nine months ended August 28, 2005, compared to $12.8 million in the nine months ended August
29, 2004.  In 2005, net cash used
in investing activities consisted of proceeds from the sale of assets of
$2.4 million, offset by
capital expenditures of $17.4 million.  Asset sales included the sale for
$1.9 million of excess land held by the Company's European coatings business.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in
Malaysia.  During the year ending
November 30, 2005, the Company anticipates spending between
$20 and $25 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash provided by financing activities totaled
$13.6 million during the nine months ended August 28,  2005, compared to
$1.9 million used in the nine months ended August 29, 2004.  The net cash provided by financing activities in 2005 consisted of net borrowings of $17.4 million, common stock dividends of $5.1 million, and treasury stock purchases of $.5 million.
Issuance of common stock related to exercised stock options generated cash of $1.8 million in 2005.

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
The Company's consolidated net worth exceeded the covenant amount by $76.6 million as of August 28, 2005.
The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times.
As of August 28, 2005, the Company maintained a debt leverage ratio of 1.9 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  As of August 28, 2005, qualifying tangible assets equaled 2.0 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  As of August 28, 2005, the Company maintained a ratio of 2.2 times.

Cash
and cash equivalents at August 28, 2005 totaled $20.4 million, a decrease of
$9.7 million from November 30,
2004.  At
August 28, 2005, the Company had
total debt outstanding of $110.9 million and approximately $90.7 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2005 were $127.6 million and $107.7 million, respectively.

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

The Company's contractual obligations and commercial commitments at
August 28, 2005 are summarized as follows (in thousands):

                                                                        Payments Due by Period
                                                          -------------------------------------------------
                                                                   Less than      1 - 3    3 - 5    After 5
Contractual Obligations                                    Total      1 year      years    years      years
-----------------------------------------------------------------------------------------------------------
Long-Term Debt (a)                                      $110,902    $ 18,333   $ 28,334  $48,535    $15,700
Operating Leases                                          42,318       4,496      7,850    7,573     22,399
Purchase Obligation (b)                                    1,833       1,833          -        -          -
                                                        ---------------------------------------------------
Total Contractual Obligations (c)                       $155,053    $ 24,662   $ 36,184  $56,108    $38,099
                                                        ===================================================
                                                                        Commitments Expiring
                                                                            Per Period
                                                        ---------------------------------------------------
                                                                    Less than     1 - 3    3 - 5    After 5
Commercial Commitments                                     Total       1 year     years    years      years
-----------------------------------------------------------------------------------------------------------
Standby Letters of Credit (d)                            $ 2,302      $ 2,302      $  -     $  -       $  -
                                                         --------------------------------------------------
Total Commercial Commitments (c)                         $ 2,302      $ 2,302      $  -     $  -       $  -
                                                         ==================================================
(a) Included in long-term debt is $4,535 outstanding under a revolving credit facility, supported by the Revolver, due in 2008.
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

RESULTS OF OPERATIONS

General

Net income totaled $13.5 million, or
$1.58 per diluted share, on sales of
$193.0 million for the quarter ended August 28, 2005,
compared to net loss of $8.8 million, or $1.05 per diluted share, on sales of
$155.4 million for the similar period in 2004.  All operating segments had higher sales with the largest increase by the Water
Transmission  Group.  The Water Transmission Group benefited from two large water and sewer projects in California.  Segment operating profits increased
$11.1 million in the third quarter of 2005, compared to the third quarter of 2004, as all operating segments had higher segment income.  The loss in 2004 was primarily caused by the costs related to the curtailment and settlement of the executive benefit plans, totaling $12.8 million.  Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in
California, declined $1.5 million, compared to the third quarter of 2004.

Net
income totaled $19.3 million, or
$2.26 per diluted share, on sales of
$508.1
million for the nine months ended August 28, 2005.  The Company had a net loss of $4.7 million, or $.56 per diluted share, on sales of
$435.6 million for the nine months ended August 29, 2004.  All operating segments had higher sales.  The Water Transmission and
Infrastructure Products Groups had higher sales and profits due in large part to disruption caused by labor disputes in 2004.  The

Fiberglass-Composite Pipe Group had higher sales and profits primarily due to the demand for onshore oilfield piping and for marine piping supplied by Asian operations.  The Performance Coatings & Finishes Group had lower earnings in spite of higher sales due to market conditions.  Year-to-date net income was constrained by unusual legal costs in the second quarter and lower earnings from TAMCO.  The loss in 2004 was primarily due to the curtailment and settlement costs associated with termination of the benefit plans.

Sales

Sales increased $37.6 million in the
third
quarter of 2005, compared to the similar period in 2004.  Year-to-date sales increased $72.5 million in 2005,
compared to  2004.  Third-quarter and year-to-date sales of all operating segments were higher in 2005 due to improved demand and the impact of changing currencies on foreign operations.  Additionally, sales in the first
half of 2004 were affected by the strikes in California and Hawaii that adversely impacted the Water
Transmission and Infrastructure Product Groups.

Performance
Coatings & Finishes' sales increased  $4.5 million
in the third quarter and $2.9 million in the nine months ended
August 28, 2005, compared to the similar periods in 2004.
Third-quarter sales rose on higher demand, while year-to-date sales increased due to the appreciation of foreign currencies.
In the first half of
2005, shipments to heavy-duty industrial and marine markets in the U.S. and
Europe were flat, while sales of lighter-duty product finishes in Australia and
New Zealand grew.  The relative strength of the euro and the British pound constrained exports of Ameron's European operations and sales of marine coatings declined primarily due to the loss in the middle of 2004 of a contract to supply coatings to the U.S. Navy.  Sales of heavy-duty industrial and marine coatings in the U.S. increased in the third quarter of 2005, compared to the third quarter of 2004.  Corresponding sales of lighter-duty product finishes in Australia and New Zealand also increased.  Ameron's operations were only minimally affected by Hurricane Katrina.  There are signs of increasing demand for industrial coatings in the U.S.
Additionally, the
Performance Coatings & Finishes Group is expected to participate in the rebuilding of chemical, oil and industrial infrastructure throughout the U.S. Gulf
Coast.

Fiberglass-Composite
Pipe's sales increased  $7.4 million in the third quarter and $7.3 million in the nine months ended August 28, 2005, compared to the similar periods in the prior year.  Sales increased due to the demand for onshore oilfield piping and for marine piping supplied by Asian operations.  Sales of piping supplied by Ameron's operations in Europe declined due to market conditions and the impact of the appreciated euro on exports into the Middle East and the former Soviet Union.  The backlog for Fiberglass-Composite Pipe remains robust.  The strength of demand for oilfield and marine piping continues to be driven by  high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass-Composite Pipe Group remains positive.

The Water Transmission
Group's sales increased $20.3 million  in the
third quarter and  $36.0 million in the
nine months ended August 28, 2005, compared to the similar periods in 2004.  In 2004, the
Group's operations were affected in the second quarter by the lingering impact of strikes in the first quarter.  Prior year's results were also lower due to weak market conditions and lower-margin bridge work.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2005 with a healthy backlog based on two large projects in California.
Production of the backlog was the main driver of quarterly and year-to-date results.
Market conditions remain mixed due to fiscal constraints and a cyclical downturn in water infrastructure spending in the Company's markets.  However, based on the current backlog, the Group should continue to perform well for all of 2005.

Infrastructure
Products' sales increased $5.5 million in the
third quarter and $26.1 million
in the nine months ended August 28,  2005, compared to the similar periods in 2004.
Hawaiian sales were lower due to a labor dispute at the Company's principal aggregates and ready-mix concrete operations on Oahu which lasted from February
to April 2004.   Sales of steel and concrete poles rose due to the
continued strength of housing construction throughout the U.S.
Additionally, Ameron benefited from a major pole-replacement program sponsored by a utility in Southern California.  Hawaiian quarry and ready-mix operations benefited from strong construction levels in Hawaii.  The forecast for the Infrastructure Products Group remains favorable due to the level of construction throughout the U.S., spurred by low interest rates.

Gross Profit

Gross profit in the third quarter of
2005 was $52.7 million, or 27.3% of sales, compared to $38.2 million, or 24.6%
of sales, in the third quarter of 2004.  Gross profit in the nine months ended August 28, 2005 was $130.5 million, or 25.7% of sales compared to $104.8 million and 24.1% in the nine months ended August 29, 2004.  Gross profit increased $14.4 million in the third quarter and
$25.7 million
in the nine months ended August 28, 2005 due to higher sales and higher margins.
Margins improved due to the mix of projects and better plant utilization.

Gross
profit of the Performance Coatings & Finishes Group increased $.2 million in the third quarter and decreased $1.2 million in the nine
months ended August 28, 2005, compared to the similar periods in
2004, on lower profit margins.  Profit margins were adversely impacted by higher raw material costs and underutilization of plant capacity.  Additionally, margins on sales from operations in Europe into dollar-based markets in the Middle East and the former Soviet Union were impacted by the weaker U.S. dollar.

Fiberglass-Composite
Pipe Group's gross profit increased $1.0 million in the
third quarter and
decreased $.3
million in the nine months ended August 28, 2005, compared to 2004.   Profit margins
declined in 2005 primarily due to a change in product mix, higher raw material costs and lower plant utilization in Europe.

Water
Transmission Group's gross profit increased $8.9 million in the third quarter and
$17.6 million in the nine months ended August 28,
2005, compared to  2004.  The
increases were due primarily to higher sales, improved plant utilization and a favorable change in product mix.
Profits were impacted in 2004 by inefficient plant utilization caused by the strikes, higher workers' compensation costs and weak market conditions.

Gross
profit of the Infrastructure Products Group increased $1.6 million in the third
quarter and $6.8 million in the nine months ended
August 28, 2005, compared to the same
periods in 2004.  The increases were due primarily to higher sales and improved plant utilization in Hawaii, which was impacted by the labor dispute in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A")
expenses totaled $36.2 million, or
18.7% of sales, in the third quarter of
2005,
compared to $35.4 million, or 22.8% of sales, in the third quarter of 2004.
The $.8 million increase included higher legal fees of $.8
million, higher marketing expenses of $.7 million, higher maintenance costs of
$.2 million and higher incentive and
stock compensation expenses of $.5 million, offset by lower self-insurance expenses of $1.4 million.

For
the nine months ended August 28, 2005, SG&A totaled $109.2 million, or
21.5% of
sales.  Corresponding expenses totaled $100.4 million, or 23.0% of sales, in  2004.  The
$8.8 million increase included higher incentive compensation expense of
$1.4 million, higher severance costs of
$1.6 million, higher maintenance costs of $.2 million and higher legal costs of
$7.6 million, offset by lower pension expense of
$2.7 million and lower self-insurance expenses of $.9 million.  Additionally, the appreciation of foreign currencies increased SG&A of foreign operations by approximately $1.6 million.

Pension Plan Curtailment/Settlement

In June 2004, the Company terminated two executive benefit plans.  The Company incurred a pretax expense of $12.8 million due to the termination of the plans and
distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period.

Other Income

Other income increased from $.7 million in the
third quarter of 2004 to $2.4 million in the third quarter of 2005.  Other income increased from $2.8 million in the nine months ended August 29, 2004 to $4.4 million in
2005.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  Also included in other income was $1.4 million from the third-quarter sale of vacant property

  held by the Company's coatings business,

located at Huthwaite, United Kingdom.
Interest

Net interest expense totaled $1.5 million in the
third quarter of 2005, compared to $1.2 million in the third quarter of 2004.
Net interest expense was $4.0 million  in the nine months ended August 28,
2005, compared to $4.5 million in the nine months ended August 29, 2004.
The increase in the third quarter was due to higher borrowings.  The decrease for the nine months reflected a higher
usage of the lower-rate Revolver following repayment of a portion of the Company's fixed-rate debt.

Provision for Income Taxes

Income
  taxes increased to $7.0 million in the third quarter of 2005 from $2.9 million in the third quarter of 2004.  Income taxes increased to $8.7  million in the nine months ended August 28, 2005, compared to $3.0 million in the comparable period of 2004.
  The effective tax rate increased to 40% in 2005.  Taxes were recorded in
 2004, even with a pretax loss, due to IRS limitations on the deductibility of a portion of the settlements associated with the executive benefit plan terminations.  The
  effective tax rate was higher in 2005 due to higher forecasted full-year earnings from domestic operations and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.

Equity in Earnings of Joint
Venture, Net of Taxes

Equity in earnings of joint venture decreased to
  $3.1 million in the third quarter of 2005 compared to $4.6 million in 2004.  Equity income decreased to $6.2 million in the nine months ended August 28, 2005, compared to $8.5 million in 2004.
  Equity income decreased due to TAMCO,  Ameron's 50%-owned mini-mill in
  California.  TAMCO's third quarter profits declined, as greater shipments were offset by higher scrap and energy costs.  TAMCO benefited throughout
 2004 from strong demand
  for rebar and record worldwide steel prices.  Steel prices moderated in
  2005.  Lower pricing and higher costs will likely preclude TAMCO from reaching record levels of 2004.

  Item
  3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred
  in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's 2004 Annual Report.

Item 4.  Controls and Procedures

The
Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
August 28, 2005 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and
Exchange Commission filings.  No significant changes were made in the
Company's internal controls or in other factors that could significantly affect these controls subsequent to August 28, 2005.

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

PART II.  OTHER INFORMATION

Item
1.  Legal Proceedings

The
Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the
Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5,
"Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits.  As of August 28, 2005, the Company was a defendant in asbestos-related cases involving 9,855
claimants, compared to 10,378 claimants as of May  29, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 28, 2005, there were
58 new claimants; dismissals and/or settlements involving 581 claimants; and no judgments.  Net costs and expenses incurred by the Company during the quarter ended August 28, 2005 in connection with asbestos-related claims were less than $.2 million.

The
Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the
Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The
Company continues to vigorously defend all such lawsuits.  As of August 28,
2005, the Company was a defendant in silica-related cases involving 8,042 claimants, compared to 8,188 claimants as of May 29, 2005.  The
Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 28, 2005, there were
116
new claimants; dismissals and/or settlements involving 262
claimants; and no judgments.  Net costs and expenses incurred by the Company during the quarter ended August 28, 2005 in connection with silica-related claims were less than $.2 million.

Item
  2.  Changes in Securities

Terms of
  lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $11.0 million of consolidated retained earnings were not restricted at August 28, 2005.

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
        Programs *

        5/30/05 thru 6/26/05

         -

        N/A

    -

    N/A

    6/27/05 thru 7/31/05

        -

N/A

         -

    N/A

    8/1/05 thru 8/28/05

         -

    N/A

    -

    N/A

  *Shares
    may be repurchased by the Company  to pay taxes
    applicable to the vesting of employee's restricted stock.  However, because neither the amount of such taxes nor the share price on the date of such repurchases are known at this time, it is not possible to estimate the numbers of such shares that would be so repurchased.

Item 6. Exhibit and Reports
  of Form 8-K

A Form 8-K was filed on June
  23, 2005 to report the changes to the compensation payable to the Company's non-employee directors and to report the Company's financial results for the second quarter ended May 29, 2005, as reported in a press release dated June
  23, 2005.

A Form 8-K was filed on June
  24, 2005 to report the Company's quarterly dividend of $.20 per share, as reported in a press release dated June 24, 2005.

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
September 27, 2005

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

September 27, 2005

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

September 27, 2005

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

Exhibit 32

CERTIFICATION
OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C.
ss.1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002*

In connection with the Quarterly
Report on Form 10-Q of Ameron International Corporation (the
"Company") for the fiscal quarter ended August 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, James S. Marlen, President and
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
September 27, 2005

By:    /s/ Gary Wagner
---------------------------------
Gary Wagner

Senior Vice President & Chief Financial Officer
September 27, 2005

* A signed original of this written
statement required by Section 906 has been provided to Ameron International
Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.