Form 10-K
period 2005-11-30
AMERON INTERNATIONAL CORP
filed 2006-02-02
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes / /  No /x/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes / /  No /x/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes / /  No /x /

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $275 million on May 29, 2005, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On February 1, 2006 there were 8,695,891 shares of Common Stock, $2.50 par value, outstanding. No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2006 ANNUAL MEETING OF STOCKHOLDERS (PART III).

PART I

AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2005.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about February 22, 2006 in connection with the 2006 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company's antecedents date back to 1907, it evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Company on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960's the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  At the beginning of 1970, the Company's name was changed to Ameron, Inc. In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting and steel poles for traffic signals.  In 1996, the Company's name was changed to Ameron International Corporation.

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

Financial information on segments and joint ventures may be found in Notes (1), (5) and (17) of the Notes to Consolidated Financial Statements, under Part II, Item 8, herein.

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

b) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed directly, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at a plant in Texas, by wholly-owned subsidiaries in the Netherlands, Singapore, and Malaysia, by a joint venture in Saudi Arabia and by a third-party licensee.

c) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed directly using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the Company's other business segments. Competition for such work is based upon quality, price and service.

d) The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to quarries containing many years' reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. An appreciable portion of the segment's business is obtained through competitive bidding. Sales of poles are nationwide, but with a stronger concentration in the western U.S.  Marketing is handled by the Company's own sales force and by outside sales agents for poles. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Poles are manufactured in two plants in California, as well as in plants in Washington, Oklahoma and Alabama.

e) The Company has four partially-owned affiliated companies ("joint ventures"):  Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL"), Oasis-Ameron, Ltd. ("OAL") and TAMCO.  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe and provides steel pipe lining and coating services to customers in Saudi Arabia.  BL, owned 40% by Ameron, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  OAL, 40% owned by the Company, sells protective and architectural coatings in Saudi Arabia.  TAMCO, 50% owned by the Company, operates a steel mini-mill in California, used for the production of reinforcing bar sold into construction markets in the western U.S.  ASAL is included under the Water Transmission Group segment.  BL is in the Fiberglass-Composite Pipe Group, and OAL is in the Performance Coatings & Finishes Group.  TAMCO is not included in the four operating groups.

The Company benefits from the payment of dividends and certain license fees from its joint ventures.  Additionally, Ameron's consolidated operations sell product into Middle Eastern markets, primarily fiberglass pipe and coatings.  While the joint ventures in Saudi Arabia and, to a limited extent, the Company's direct sales of products into the Middle East are subject to political and economic conditions throughout the Middle East, the Company's exposure is concentrated primarily in Saudi Arabia.  Significant unrest in the Middle East or Saudi Arabia could have a material impact on the Company.  Ameron's and its joint ventures' products have not been typically sold into Iraq.  Therefore, unrest in Iraq has not had a material impact on the Company.

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between four and nine times annually. Average days' sales in accounts receivable range between 43 and 138 for all segments.

(v) The value of backlog orders at November 30, 2005 and 2004 by industry segment is shown below. A substantial portion of the November 30, 2005 backlog is expected to be billed and recorded as sales during 2006. The Fiberglass-Composite Pipe Group experienced a 50% increase in backlog due to the significant surge in oilfield activity. The Water Transmission Group's backlog declined 16% from the end of 2004.  The backlog at the end of 2004 included a series of orders totaling approximately $76,000,000 for a major sewer upgrade program in Sacramento, California and an award for a major water distribution piping project in Southern California totaling $25,000,000.  The decline in backlog at the end of 2005 was the result of partially fulfilling these two large orders during 2005.

SEGMENT	2005	2004
	(in thousands)
Performance Coatings & Finishes Group	$4,880	$6,209
Fiberglass-Composite Pipe Group	43,240	28,914
Water Transmission Group	129,321	154,747
Infrastructure Products Group	30,222	27,935
Total	$207,663	$217,805

(vi) There was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. There is no knowledge of any change in the competitive situation which would be material to an understanding of the business.

(vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of the associated costs.   Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.

(viii) A number of the Company's operations operate outside the U.S. and are affected by changes in foreign exchange rates.  Sales, profits, assets and liabilities could be materially impacted by changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies. The Company does not typically hedge anticipated sales or items subject to translation adjustments, such as intercompany transactions of a long-term investment nature.

(2) a) Approximate costs during each of the last three fiscal years for research and development were approximately $6,729,000 in 2005, $5,645,000 in 2004, and $5,653,000 in 2003. These costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred.

b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business, except as described above.

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

d) At year-end the Company and its consolidated subsidiaries employed approximately 3,000 persons. Of those, approximately 1,000 were covered by labor union contracts.  One separate bargaining agreement remains subject to renegotiation in 2006.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Export sales in the aggregate from U.S. operations during the last three fiscal years were:

In thousands
2005	$22,858
2004	20,824
2003	25,095

Financial information about foreign and domestic operations may be found in Notes (1), (5), and (17) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

(e) AVAILABLE INFORMATION

(1) The Company's Internet address is www.ameron.com

(2) The Company makes available free of charge through its Internet website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "Commission").

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

INDUSTRY SEGMENT - GROUP

Division - Location	Description
PERFORMANCE COATINGS & FINISHES GROUP
Coatings Division - USA
Alpharetta, GA	*Office
Brea, CA	Office, Laboratory, Warehouse
Little Rock, AR	Office, Plant
Houston, TX	Warehouse
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Huthwaite, UK	Office, Plant
Ameron (UK) Limited
Hull, UK	Office, Plant
Ameron (Australia) Pty. Limited
Sydney, Australia	Office, Plant
Adelaide, Australia	Plant
Ameron (New Zealand) Limited
Auckland, New Zealand	Office, Plant

FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division - USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant

WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Etiwanda, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant

Protective Linings Division
Brea, CA	Office, Plant
American Pipe & Construction International
Bogota, Colombia	Office, Plant
Cali, Colombia	Office, Plant

INFRASTRUCTURE PRODUCTS GROUP

Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry
Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant

CORPORATE
Corporate Headquarters
Pasadena, CA	*Office

Corporate Research & Engineering
Long Beach, CA	*Office
South Gate, CA	Office, Laboratory

*Leased

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statements of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2005, the Company was a defendant in asbestos-related cases involving 8,906 claimants, compared to 18,298 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the fiscal year ended November 30, 2005, there were new claims involving 72 claimants, dismissals and/or settlements involving 9,464 claimants and no judgments. No net costs and expenses were incurred by the Company for the fiscal year ended November 30, 2005 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2005, the Company was a defendant in silica-related cases involving 7,447 claimants, compared to 8,226 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2005, there were new claims involving 1,187 claimants, dismissals and/or settlements involving 1,966 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2005 in connection with silica-related claims were approximately $.4 million.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR constructed for Dominion by J. Ray McDermott, Inc. and certain of its affiliates (collectively "McDermott").  Dominion seeks damages allegedly sustained by it resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which McDermott alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows, or its results of operations if disposed of unfavorably.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2005 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Ralph S. Friedrich	58	Vice President-Research & Engineering	2003

Thomas P. Giese	61	Vice President; Group President, Water Transmission Group	1997

James R. McLaughlin	58	Senior Vice President-Chief Financial Officer & Treasurer	1997

Terrence P. O'Shea	59	Vice President-Human Resources	2003

William M. Smith	50	Senior Vice President, Operations; Group President, Infrastructure Products Group	2004

Javier Solis	59	Senior Vice President of Administration, Secretary & General Counsel	1984

Gary Wagner	54	Executive Vice President & Chief Operating Officer	1990

All of the executive officers named above have held high-level managerial or executive positions with the Company for more than the past five years.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 1, 2006, there were 1,095 stockholders of record of such stock. Information regarding incentive stock compensation plans may be found in Note (12) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's common stock during such period are set out in Supplementary Data - Quarterly Financial Data (Unaudited) following the Notes to Consolidated Financial Statements, under Part II, Item 8.

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, herein, and Note (10) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs**
8/29/05 thru 9/25/05	-	N/A	-	40,774
9/26/05 thru 10/30/05	-	N/A	-	40,774
10/31/05 thru 11/30/05	-	N/A	-	40,774

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001

PER COMMON SHARE DATA (1)
Net income - basic	$3.88	$1.63	$3.77	$3.61	$3.58
Net income - diluted	3.80	1.59	3.67	3.49	3.45
Dividends	.80	.80	.76	.64	.64
Weighted-average shares (basic)	8,410,563	8,270,487	7,925,229	7,772,032	7,742,690
Weighted-average shares (diluted)	8,579,194	8,448,987	8,149,460	8,052,164	8,048,588
Stock price - high	46.61	40.05	35.53	38.74	38.94
Stock price - low	31.76	28.60	24.89	22.26	17.03
Price/earnings ratio (range)	12-8	25-18	10-7	11-6	11-5
OPERATING RESULTS
Sales	$704,574	$605,853	$600,495	$539,473	$551,396
Gross profit	182,107	148,411	166,488	141,883	138,084
Interest expense, net	(5,219)	(5,313)	(6,645)	(6,836)	(10,213)
Provision for income taxes	(14,470)	(8,006)	(14,017)	(14,166)	(10,624)
Equity in earnings of joint venture, net of taxes	9,005	10,791	614	3,309	2,373
Net income	32,610	13,459	29,900	28,059	27,741
Net income/sales	4.6%	2.2%	5.0%	5.2%	5.0%
Return on equity	11.3%	5.0%	12.8%	13.5%	14.3%
FINANCIAL CONDITION AT YEAR-END
Working capital	$216,126	$180,813	$177,009	$149,205	$155,356
Property, plant and equipment, net	154,665	153,651	150,586	145,242	145,801
Investments in joint ventures
Equity method	13,777	16,042	13,064	12,940	12,793
Cost method	5,922	5,922	5,479	5,987	5,987
Total assets	578,036	543,937	533,492	462,942	485,080
Long-term debt, less current portion	77,109	75,349	86,044	102,823	137,197
CASH FLOW
Expenditures for property, plant and equipment	$25,371	$18,312	$17,107	$14,514	$19,297
Depreciation and amortization	18,924	18,897	18,371	18,572	18,633

(1) Share and per share data reflect a two-for-one stock split declared in 2003.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets. Ameron is a leading producer of water transmission lines; high-performance coatings and finishes for the protection of metals and structures; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids; and specialized materials and products used in infrastructure projects. The Company operates businesses in North America, South America, Europe, Australasia and Asia. The Company has four reportable segments. The Performance Coatings & Finishes Group manufactures and markets high-performance industrial and marine coatings. The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products. The Infrastructure Products Group manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles. The markets served by the Performance Coatings & Finishes Group and the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S. The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S. Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part II, Item 8.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of Ameron International Corporation and all wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The functional currencies for the Company's foreign operations are the applicable local currencies. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss). The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future. Translation adjustments arising from these advances are also included in accumulated other comprehensive income/(loss). The timing of repayments of intercompany advances could materially impact the Company's consolidated financial statements. Additionally, earnings of foreign subsidiaries are often reinvested outside the U.S. Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability. Gains or losses resulting from foreign currency transactions are included in other income, net.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured. In limited circumstances within the Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed. Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, are typically designed for specific applications, are not interchangeable between projects, and are not manufactured for stock. In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other three segments. Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits. Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

The Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations on a site-by-site basis. Liabilities and costs associated with these matters, as well as other pending litigation and asserted claims arising in the ordinary course of business, require estimates of future costs and judgments based on the knowledge and experience of management and its legal counsel. When the Company's exposures can be reasonably estimated and are probable, liabilities and expenses are recorded. The ultimate resolution of any such exposure to the Company may differ due to subsequent developments.

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out ("FIFO") method. Certain steel inventories used by the Water Transmission Group are valued using the last-in, first-out ("LIFO") method. Significant changes in steel inventory levels or costs could materially impact the Company's financial statements. Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand. Management records an allowance for doubtful accounts receivable based on historical experience and expected trends. A significant reduction in demand or a significant worsening of customer credit quality could materially impact the Company's consolidated financial statements.

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting. The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method. Investments in Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Property, plant and equipment is stated on the basis of cost and is depreciated principally using a straight-line method based on the estimated useful lives of the related assets, generally three to 40 years.

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

The Company follows the guidance of Statements of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," when accounting for pension and other postretirement benefits. Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and, in certain cases, the performance of plan assets that are controlled and invested by third-party fiduciaries. Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards. Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions. Assumed discount rates are used to calculate the present value of benefit payments which are projected to be made in the future, including projections of increases in employees annual compensation and health care costs. Management also projects the future return on invested assets based principally on prior performance and future expectations. These projected returns reduce the net benefit costs the Company records in the current period. Management consults with actuaries when determining these assumptions. Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements. Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's consolidated financial statements.

During 2005, the Company changed the assumed discount rate and projected rates of increase in compensation levels and health care costs. The discount rate is based on market interest rates. At November 30, 2005, the Company decreased the discount rate from 5.85% to 5.60% as a result of the market interest rates on long-term, fixed-rate debt securities of highly-rated corporations. In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments as well as the expected long-term allocation of assets. At November 30, 2005, the Company maintained the expected long-term rate of return on assets assumption at 8.75% to reflect expectations for future returns from investments in the equity markets. In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates. At November 30, 2005, the Company decreased the assumed annual rate of compensation increase from 3.35% to 3.10%. In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends. At November 30, 2005, the Company increased the rate of increase in health care costs from 9.00% to 10.00%, decreasing ratably until reaching 5.00% in 2010 and beyond.

Different assumptions would impact the Company's projected benefit obligations and annual net periodic benefit costs related to pensions, and the accrued other benefit obligations and benefit costs related to postretirement benefits. The following reflects the impact associated with a change in certain assumptions (in thousands):

	1% Increase		1% Decrease
	Increase/ (Decrease) in Benefit Obligations	Increase/ (Decrease) in Benefit Costs	Increase/ (Decrease) in Benefit Obligations	Increase/ (Decrease) in Benefit Costs

Discount Rate:
Pensions	$(27,174)	$(2,666)	$33,478	$3,167
Other postretirement benefits	(345)	(51)	407	52
Expected rate of return on assets	N/A	(1,555)	N/A	1,555
Rate of increase in compensation levels	5,435	918	(4,873)	(832)
Rate of increase in health care costs	189	38	(160)	(33)

Additional information regarding pensions and other postretirement benefits may be found in Note (15) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized. Quarterly income taxes are estimated based on the mix of income by jurisdiction forecasted for the full fiscal year. The Company believes that it has adequately provided for tax-related matters. The Company is subject to examination by taxing authorities in various jurisdictions. Matters raised upon audit may involve substantial amounts, and an adverse finding could have a material impact on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Company generated $37.2 million of cash from operating activities compared to $10.1 million in the same period in 2004. The higher operating cash flow in 2005 was primarily due to higher earnings, excluding the gains on property sales in 2004 and 2005, partially offset by an increase in net operating capital.  The increase in operating assets was the result of higher receivables and inventories due to higher sales.  Operating liabilities increased due to higher trade payables and pension liabilities.

Net cash used in investing activities totaled $21.5 million in 2005, compared to $4.2 million provided by in 2004.  Net cash used in 2005 for investing activities consisted of proceeds from the sale of assets, including $1.8 million from the sale of excess property held by the Company's European coatings business, offset by capital expenditures which were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in Malaysia.  In 2004, the Company generated $15.3 million from the sale of property vacated as part of a plant consolidation within the Water Transmission Group, and $7.2 million from the liquidation of life insurance policies.  During the fiscal year ending November 30, 2006, the Company anticipates spending between approximately $25 and $35 million on capital expenditures. Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

No net cash was provided by financing activities in 2005, compared to $5.0 million used in 2004.  Cash used in 2005 consisted of payment of common stock dividends of $6.8 million, debt issuance costs of $.3 million, offset by issuance of debt of $2.4 million, and a net $4.8 million from the issuance of common stock related to the exercise of stock options and treasury shares used to pay withholding taxes on vested restricted shares.

In November 2005, the Company amended and extended a $100.0 million revolving credit facility with six banks (the "Revolver"). Under the amendment, the maturity date of the Revolver was extended to September 2010. Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until September 2010, when all borrowings under the Revolver must be repaid. Also in November 2005, the Company issued SGD51.0 million, equivalent to approximately US$30.0 million, of senior secured notes payable to an insurance company at a fixed rate of 4.25% per annum. Proceeds from the notes payable were used to repatriate earnings from a foreign subsidiary in connection with The American Jobs Creation Act of 2004. These fixed-rate notes are payable in Singapore dollars equivalent to approximately US$6.0 million per year, beginning in November 2008, with a final maturity in November 2012.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $79.2 million as of November 30, 2005. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of November 30, 2005, the Company maintained a consolidated leverage ratio of 1.32 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of November 30, 2005, qualifying tangible assets equaled 2.05 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.25 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of November 30, 2005, the Company maintained such a fixed charge coverage ratio of 1.72 times.

Cash and cash equivalents at November 30, 2005 totaled $44.7 million, an increase of $14.5 million from November 30, 2004. At November 30, 2005, the Company had total debt outstanding of $95.4 million and approximately $118.0 million in unused committed and uncommitted credit lines available from foreign and domestic banks. The Company's highest borrowing and the average borrowing levels during 2005 were $128.1 million and $107.0 million, respectively.  Debt and cash increased at November 30, 2005 partly due to the timing of the issuance of the fixed-rate notes outlined above.

Management believes that cash flows from operations and current cash balances, together with currently available lines of credit will be sufficient to meet operating requirements in 2006. The Company expects to contribute $16.6 million to the U.S. pension plan and $1.3 million for the non-U.S. pension plan in 2006.  Cash available from operations could be affected by any general economic downturn or any downturn or any decline or adverse changes in the Company's business, such as loss of customers or significant raw material price increases. Management believes it is unlikely that business or economic conditions will worsen or that operating costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at November 30, 2005 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-Term Debt (a)	$95,442	$18,333	$26,031	$23,313	$27,765

Interest Payments on Debt	19,419	4,603	6,260	3,348	5,208

Operating Leases	42,430	4,619	8,490	7,440	21,881

Purchase Obligations (b)	1,333	1,333	-	-	-

Total Contractual Obligations (c)	$158,624	$28,888	$40,781	$34,101	$54,854

	Commitments Expiring Per Period
Contractual Commitments	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Standby Letters of Credit (d)	$2,010	$2,010	$-	$-	$-

Total Commercial Commitments (c)	$2,010	$2,010	$-	$-	$-

(a) Included in long-term debt is $1,251 outstanding under a revolving credit facility which is supported by the Revolver.

(b) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.

(c) The Company has no capitalized lease obligations, guarantees or standby repurchase obligations.

(d) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with principal of $15,700. The principal amount of the industrial development bonds is included in long-term debt. The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS: 2005 COMPARED WITH 2004

General

Net income totaled $32.6 million, or $3.80 per diluted share, on sales of $704.6 million for the year ended November 30, 2005, compared to net income of $13.5 million, or $1.59 per diluted share, on sales of $605.9 million for the same period in 2004.  Net income rose in 2005 primarily due to improved operations.  Additionally, net income in 2004 was adversely impacted by labor strikes, the costs associated with the termination of two executive benefit plans and increased reserves associated with LIFO accounting of certain steel inventories, partially offset by the gain on the sale of property.

All operating segments had higher sales and segment income in 2005 compared to 2004.  The Water Transmission Group had record sales in 2005 due principally to a major sewer upgrade project in Northern California.  The Infrastructure Products Group had significantly higher sales and profits due to the strong construction sector in Hawaii and throughout the U.S.  In 2004, the Water Transmission and Infrastructure Products Groups were disrupted by labor strikes.  The Fiberglass-Composite Pipe Group achieved record sales and profits in 2005 as a result of the increased demand for oilfield piping in North America, continued strong demand in the marine market worldwide and increased shipments to the Middle East from Ameron's Asian operations.  The Performance Coatings & Finishes Group had higher sales, primarily from U.S. operations, due to improved market conditions, and from operations in Australia and New Zealand, due to volume gains and favorable currency translation.  Equity income from TAMCO, Ameron's 50%-owned steel mini-mill in Southern California, declined $1.8 million from 2004's record level.  The decline was attributable to higher conversion costs, primarily energy costs.

Sales

Sales increased $98.7 million in 2005, compared to 2004.  Sales increased due to a large sewer pipe project, increased demand for protective lining products, higher demand for onshore oilfield piping, the impact of foreign exchange rates on the Company's foreign coatings and fiberglass pipe operations and higher demand for concrete and steel poles due to the continued strength of housing construction throughout the U.S.   Prior-year sales were adversely impacted by the labor strikes within the Water Transmission and Infrastructure Products Groups.

Performance Coatings & Finishes' sales increased $10.2 million in 2005.  The sales increase resulted from improved market conditions in the U.S., higher selling prices, higher shipments of lighter-duty product finishes by Ameron's Australian and New Zealand operations, and favorable foreign currency exchange rates.   Ameron's European coatings operations had essentially flat sales as lower shipments to the Middle East and lower intumescent sales due to timing of product introductions offset selling price gains in Europe.  The relative strength of the euro and the British pound constrained exports of Ameron's  European operations, and sales of marine coatings declined primarily due to the loss in the middle of 2004 of a contract to supply coatings to the U.S. Navy.  The U.S. coatings market has strengthened, and orders are increasing.  The Performance Coatings & Finishes Group should benefit as the U.S. market improves.  In addition, the business is expected to participate in the rebuilding of the chemical, oil and industrial infrastructure along the U.S. Gulf Coast.

The Fiberglass-Composite Pipe Group's sales increased $17.8 million in 2005 due primarily to demand for onshore oilfield piping in the U.S. and Canada, higher fiberglass pipe demand for marine applications and increased shipments from Ameron's Asian operations of fiberglass pipe to the Middle East for industrial projects.  Sales of piping supplied by Ameron's operations in Europe declined due to market conditions and the impact of the appreciated euro on exports into the Middle East and the former Soviet Union.  The strength of demand for oilfield and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  Ameron's new state-of-the-art fiberglass pipe plant in Malaysia is scheduled to begin production during the second quarter of 2006.  The backlog for the Fiberglass-Composite Pipe Group increased compared to the level at year-end 2004, and the key market segments such as oilfield and marine remain strong.  The outlook for the Fiberglass-Composite Pipe Group is favorable.

The Water Transmission Group's sales increased $38.5 million in 2005 compared to the same period in 2004.  The sales improvement was primarily due to pipe sales for a major sewer upgrade project in Northern California, higher demand for protective lining products that are used to provide corrosion protection of concrete sewer pipe, and sales of towers used for wind-powered electrical generation.  Also, the Group's operations and sales were adversely affected by labor disputes at two plants in 2004.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2006 with a lower backlog due to completion of most of the major sewer project.  Market conditions remain soft due to fiscal constraints and continuation of a cyclical slowdown in water infrastructure spending in the Company's markets.

Infrastructure Products' sales increased $32.7 million in 2005 compared to 2004 due to higher housing and commercial construction spending in Hawaii and throughout the U.S.   In addition, Ameron's Hawaiian operations recovered from a labor dispute in 2004 at the Company's principal aggregates and ready-mix concrete operations on Oahu in Hawaii.  Construction spending in Hawaii and demand for aggregates and ready-mix concrete used for public infrastructure, housing and military construction, remain strong.  Sales of steel and concrete poles increased due to the continued strength of housing construction throughout the U.S.   Additionally, Ameron benefited from a major pole-replacement program sponsored by a utility in Southern California.  The forecast for the Infrastructure Products Group remains positive due to expectations of continued high level of spending on residential, commercial, and military construction spurred partly by low interest rates.

Gross Profit

Gross profit in 2005 was $182.1 million, or 25.8% of sales, compared to gross profit of $148.4 million, or 24.5% of sales, in 2004.  Gross profit increased $33.7 million due to higher sales and improved margins due to a favorable mix of projects.

In 2005, gross profit of the Performance Coatings & Finishes Group was essentially equal to gross profit in 2004.  Higher profit of $2.9 million from increased sales was offset by lower margins.  Profit margins were adversely impacted by higher raw material costs and underutilization of plant capacity.

The Fiberglass-Composite Pipe Group's gross profit increased $.8 million in 2005 compared to gross profit in 2004 due to higher sales.  Higher sales generated $6.2 million higher gross profit, offset by lower margins of $5.4 million due to an unfavorable shift in product mix to industrial and onshore oilfield from higher margin offshore applications, higher raw material costs and lower plant utilization in Europe.

Gross profit of the Water Transmission Group increased $16.0 million in 2005 compared to gross profit in 2004.  Gross profit increased $7.6 million because of higher sales and $8.4 million due to higher margins.  Profit margins were higher largely due to a favorable change in product and project mix due primarily to the large sewer project.  Profits were impacted in 2004 by inefficient plant utilization caused by two labor strikes, higher workers' compensation costs and weak market conditions.  The margins on projects in backlog at the beginning of 2006 are lower than achieved in 2005 due to the soft market in the Western U.S. and competitive pressures.

The Infrastructure Products Group's gross profit increased $8.4 million compared to gross profit in 2004.  Gross profit increased $6.7 million from higher sales and $1.7 million due to higher margins.  Profit margins were higher due to improved plant utilization, improved pricing, and a favorable change in product mix.  Plant operating efficiency had been adversely affected by a labor strike in Hawaii in 2004.

Additionally, consolidated gross profit was $8.4 million lower in 2004 compared to the same period in 2005 due primarily to increased reserves in 2004 associated with LIFO accounting of certain steel inventories used by the Water Transmission Group.  The LIFO method is used to defer income taxes on operating profit of the Water Transmission Group.  Income taxes and the LIFO reserves are not allocated to the operating segments.

Selling, General and Administrative Expenses ("SG&A")

SG&A totaled $146.0 million, or 20.7% of sales, in 2005, compared to $137.5 million, or 22.7% in 2004.  SG&A increased $8.5 million due to higher legal expenses of $5.1 million, higher severance costs of $1.2 million, higher stock and incentive compensation expense of $3.4 million, offset by insurance recoveries of $1.5 million.

Pension Plan Curtailment/Settlement

In June 2004, the Company terminated two executive benefit plans and incurred a pretax expense of $12.8 million due to the termination of the plans and distribution to plan participants.

Other Income, Net

Other income decreased to $7.1 million in 2005 from $17.9 million in 2004.  Other income included royalties and fees from licensees, foreign currency transaction gains and losses, and other miscellaneous income.  Included in 2004 was a gain of $13.1 million on the sale of excess property vacated as part of a program to streamline pipe manufacturing operations within the Water Transmission Group.  Included in 2005 was a gain of $1.8 million on the sale of excess properties held by the Performance Coatings & Finishes Group.  Income from investments accounted for under the cost method increased from $.4 million in 2004 to $1.8 million in 2005 due to the timing of dividend payments.  The fiberglass pipe and coatings ventures continued to perform well due to the strength of oilfield and infrastructure markets in Saudi Arabia.  The concrete pipe venture experienced a cyclical lull and increased competition from alternative products.

Interest

Net interest expense totaled $5.2 million in 2005, compared to $5.3 million in 2004.  The decrease reflected higher interest income from short-term investments offset partially by higher average borrowing levels and slightly higher interest rates.

Provision for Income Taxes

Income taxes increased to $14.5 million compared to $8.0 million in 2004.  The effective tax rate decreased from 75% in 2004 to 38% in 2005.  The effective tax rate was significantly higher in 2004 due to IRS limitations on the deductibility of a portion of the settlements associated with the executive benefit plan termination.  Approximately $18.5 million of the $24.7 million paid to participants of the terminated plans did not receive an associated tax benefit.  Excluding the impact of the termination of the benefit plans, the effective rate in 2005 would have been higher than in 2004 due to higher levels of earnings from domestic operations.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  Also, the rate in 2005 was higher as a result of the one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron's share of the results of TAMCO, decreased from $10.8 million in 2004 to $9.0 million in 2005.  Ameron owns 50% of TAMCO, a mini-mill that produces steel rebar for the construction industry in the western U.S.   Equity income is shown net of income taxes.  Dividends from TAMCO are taxed at an effective rate of 10.4%, reflecting the dividend exclusion provided to the Company under current tax laws.  The decline in TAMCO's earnings was attributable principally to higher conversion costs, primarily energy.  TAMCO sales in 2005 were at a record level, reflecting the continued strong construction market and the high prices of steel worldwide.

RESULTS OF OPERATIONS: 2004 COMPARED WITH 2003

General

Net income totaled $13.5 million, or $1.59 per diluted share, on sales of $605.9 million for the year ended November 30, 2004, compared to net income of $29.9 million, or $3.67 per diluted share, on sales of $600.5 million for the same period in 2003. All operating segments had higher sales except the Water Transmission Group. Sales of the Water Transmission Group declined in 2004 because of labor disputes that resulted in strikes at two of its plants and weak demand in its primary market, the western U.S. Net income was lower in 2004 as lower gross profits, higher SG&A and the curtailment and settlement costs associated with the termination of the benefit plans were partially offset by higher other income, lower taxes and higher equity in the earnings of TAMCO. Excluding income from joint ventures, the Fiberglass-Composite Pipe Group had higher segment income, while the Performance Coatings & Finishes, Water Transmission and Infrastructure Products Groups had lower segment income.

Sales

Sales increased $5.4 million in 2004, compared to 2003. Sales increased due to the impact of changing foreign exchange rates on the Company's foreign coatings and fiberglass pipe operations and higher demand for poles, partially offset by reduced demand in markets served by the Water Transmission Group.

Performance Coatings & Finishes' sales increased $9.3 million in 2004 due to the appreciation of foreign currencies relative to the U.S. dollar. Sales in local currencies by operations outside the U.S. increased, while sales in the U.S. were lower. Improvements came from sales of fire protection coatings in Europe and coil coatings in New Zealand. Sales of protective coatings in the U.S. and Europe declined as a result of continued weakness in spending in the heavy-industrial and chemical markets.  Additionally, sales of coatings for use in offshore oil and gas exploration and production weakened in 2004 as offshore construction slowed in the U.S. The anticipated upturn in spending by industrial customers in the U.S. and Europe remained slower than expected in 2004.

Fiberglass-Composite Pipe's sales increased $1.7 million in 2004 due primarily to the impact of favorable foreign exchange rates and partly to the strength of Asian operations. Asian operations, which serve the marine construction markets located in Korea, China and Japan, benefited from the strong worldwide demand for oil tankers and offshore production vessels. New marine construction in Asia increased due to high oil prices and regulations requiring double-hull tankers. The industrial markets in the U.S. and Europe remained slow due to general economic conditions and a shift of new facilities to Asia and other developing markets. Sales in the U.S. were down due to the weak industrial market and lower activity in the U.S. offshore construction market. Sales of oilfield tubing for onshore applications were flat as spending was concentrated on larger offshore projects constructed in Asia.

The Water Transmission Group's sales decreased $11.3 million in 2004 due to weak market conditions and labor disputes at two of the Groups principal plants in Southern California in the first half of 2004.  Workers at the two plants struck in early February. Agreement was reached at one of the plants in the first quarter, at the end of February, and the second plant in the second quarter, at the end of March. Sales of protective-lining products for sewer pipe also declined due to a cyclical slowdown in the waste water market and increased competition from alternative products and suppliers. Water Transmission's year-end backlog was significantly higher than at the end of 2003 as a series of large projects were successfully bid.

Infrastructure Products' sales increased $5.8 million in 2004 due to strong housing and commercial construction spending, which was spurred by low interest rates. Ameron's Hawaiian operations recovered from a labor dispute at the Company's principal aggregates and ready-mix concrete operations on Oahu in Hawaii which began in February and ended in early April. Construction spending in Hawaii was deferred during the strikes. Ameron's pole business had higher sales of concrete poles used in street lighting, primarily associated with housing starts. Sales of steel traffic poles also increased.

Gross Profit

Gross profit in 2004 was $148.4 million, or 24.5% of sales, compared to gross profit of $166.5 million, or 27.7% of sales, in 2003. Gross profit decreased $18.1 million due to lower margins, the impact in the first half of the strikes on plant utilization and a net $7.3 million expense related to an increase in LIFO reserves caused by higher steel prices.

In 2004, gross profit of the Performance Coatings & Finishes Group was flat compared to gross profit in 2003. Higher profit of $2.8 million from increased sales was offset by a similar reduction in gross profit due to lower margins. Profit margins were adversely impacted by higher manufacturing costs of $1.8 million in the U.S. and Europe, due to inefficient plant utilization, and higher raw material costs of $.7 million. The Group was unable to increase prices sufficiently to cover additional costs due to competitive pressures, especially in dollar-based markets in the Middle East and the former Soviet Union served by the Company's European operations.

The Fiberglass-Composite Pipe Group's gross profit increased $2.4 million in 2004 due to higher sales and improved margins. Higher sales generated $.6 million higher gross profit, while improved margins contributed $1.8 million. The margin increase resulted from the mix of products sold in 2004, especially from Asian operations which benefited from the strength of local markets, and improved conditions in worldwide oilfield markets.

Gross profit of the Water Transmission Group decreased $11.1 million in 2004. Gross profit decreased $2.7 million because of lower sales and $8.4 million due to lower margins. Profit margins were lower due to competitive pressures brought on by slow market conditions and increased workers' compensation costs of $1.2 million. Margins in 2004 and 2003 were adversely affected by the San Francisco/Oakland Bay Bridge project, for which the Water Transmission Group provided lower-margin steel pilings. Deliveries to the San Francisco/Oakland Bay Bridge project were completed in 2004.

The Infrastructure Products Group's gross profit declined slightly as profit on higher sales was offset by slightly lower margins. Margins declined due to wet weather and the labor dispute in Hawaii in the first half of 2004, reducing profits $1.6 million. Higher concrete poles sales generated increased gross profit of approximately $1.3 million.

Additionally, consolidated gross profit was $7.8 million lower in 2004 compared to the same period in 2003 due primarily to increased reserves associated with LIFO accounting of certain steel inventories used by the Water Transmission Group. The LIFO method is used to defer income taxes on operating profit of the Water Transmission Group. Income taxes and the LIFO reserves are not allocated to the operating segments. Gross profit was also $1.3 million lower as a result of other inventory adjustments.

Selling, General and Administrative Expenses ("SG&A")

SG&A totaled $137.5 million, or 22.7% of sales, in 2004, compared to $127.4 million, or 21.2%, in 2003. SG&A increased $10.1 million due to higher costs of third-party insurance coverage of $2.2 million, higher legal and consulting expenses of $3.4 million and Sarbanes-Oxley 404 auditing and implementation costs of $3.5 million, offset by lower compensation expenses of $1.9 million. The appreciation of foreign currencies increased SG&A of foreign operations by approximately $3.9 million. Additionally in 2003, SG&A included a legal expense recovery of $1.0 million, representing amounts agreed to be reimbursed to the Company by its own and a supplier's insurance companies for past legal fees and costs in excess of the negotiated settlement of the Central Arizona Project lawsuit.

Pension Plan Curtailment/Settlement

In June 2004, the Company terminated two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  The Company incurred a pretax expense of $12.8 million due to the termination of the plans and distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." SFAS No. 88 requires settlement accounting if the cost of all settlements, including lump-sum retirement benefits paid, in a year exceeds, or is expected to exceed, the total of the service and interest cost components of pension expense for the same period. In addition to the termination and settlement costs, Ameron expensed $1.8 million under the plans in 2004 and $2.1 million in 2003.

Other Income, Net

Other income increased to $17.9 million in 2004 from $10.9 million in 2003. Other income included royalties and fees from licensees, foreign currency transaction gains and losses, and other miscellaneous income. Included in 2004 was a gain of $13.1 million on the sale of excess property vacated as part of a program to streamline pipe manufacturing operations within the Water Transmission Group. Included in 2003 was a gain of $2.5 million on the sale of Ameron's minority interest in a Mexican coatings venture. Income from investments accounted for under the cost method decreased from $6.3 million in 2003 to $.5 million in 2004 due to the timing of dividend payments. The fiberglass pipe and coatings ventures continued to perform well due to the strength of oilfield and infrastructure markets in Saudi Arabia. The concrete pipe venture experienced a cyclical lull and increased competition from alternative products.

Interest

Interest expense totaled $5.3 million in 2004, compared to $6.6 million in 2003. The decrease reflected lower average borrowing levels in combination with lower average effective interest rates related to the repayment of fixed-rate debt with a higher interest rate and increased utilization of floating-rate debt.

Provision for Income Taxes

Income taxes declined to $8.0 million compared to $14.0 million in 2003. The effective tax rate increased from 32% in 2003 to 75% in 2004. The effective tax rate was significantly higher in 2004 due to IRS limitations on the deductibility of a portion of the settlements associated with the executive benefit plan terminations. Approximately $18.5 million of the $24.7 million paid to participants of the terminated plans did not receive an associated tax benefit. Excluding the impact of the termination of the benefit plans, the effective rate in 2004 would have been less than in 2003 due to lower level of earnings from domestic operations. Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron's share of the results of TAMCO, increased from $.6 million in 2003 to $10.8 million in 2004. TAMCO performed well throughout 2004 due to increased demand for steel rebar and higher selling prices. The worldwide market for steel products increased dramatically in 2004 because of demand for steel in China.

OFF-BALANCE SHEET FINANCING

The Company does not have any off-balance sheet financing, other than listed in the Liquidity and Capital Resources section herein. All of the Company's subsidiaries are included in the financial statements, and the Company does not have relationships with any special purpose entities.

CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2005, the Company was a defendant in asbestos-related cases involving 8,906 claimants, compared to 18,298 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the fiscal year ended November 30, 2005, there were new claims involving 72 claimants, dismissals and/or settlements involving 9,464 claimants and no judgments.  No net costs and expenses were incurred by the Company for the fiscal year ended November 30, 2005 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2005, the Company was a defendant in silica-related cases involving 7,447 claimants, compared to 8,226 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2005, there were new claims involving 1,187 claimants, dismissals and/or settlements involving 1,966 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2005 in connection with silica-related claims were approximately $.4 million.

In April 2003, the Company was served with a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion"). The Company reached a settlement with McDermott in May 2005. In May 2003, Dominion brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana.  Dominion seeks damages allegedly sustained by it resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which McDermott alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter. Legal costs and expenses related to these lawsuits totaled $5.0 million in 2005.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows, or its results of operations if disposed of unfavorably.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments." SFAS No. 123 (R) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements.  The adoption of SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company is allowed to select either of two alternative transition methods. Under the first method, the Modified Prospective Application method, SFAS 123 (R) applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Under the second method, the Modified Retrospective Application method, SFAS No. 123 (R) applies to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company plans to adopt SFAS No. 123 (R) using the Modified Prospective Application method.  SFAS No. 123 (R) is effective beginning in the first quarter of 2006 and will apply to all outstanding and unvested option awards at adoption date. The Company has completed a preliminary evaluation of the effect of adoption of SFAS 123 (R).  The adoption of SFAS 123 (R) is expected to increase SG&A by approximately $.2 million in 2006 based upon options outstanding as of November 30, 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any of the statements contained in this report that refer to the Company's forecasted, estimated or anticipated future results are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting Ameron's businesses, including competitive conditions and changing market conditions. In addition, matters affecting the economy generally, including the state of economies worldwide, can affect the Company's results. These forward-looking statements represent the Company's judgment only as of the date of this report. Since actual results could differ materially, the reader is cautioned not to rely on these forward-looking statements. Moreover, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies. The Company does not use the contracts for speculative or trading purposes. At November 30, 2005, the

Company had 15 foreign currency forward contracts expiring at various dates through March 2006, with an aggregate notional value and fair value of $5.1 million and $5.0 million, respectively. Such instruments are carried at fair value, with related adjustments recorded in other income.

Debt Risk

The Company has variable-rate, short-term and long-term debt as well as fixed-rate, long-term debt. The fair value of the Company's fixed-rate debt is subject to changes in interest rates. The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. The Company is subject to the availability of credit to support new requirements, to refinance amortizing long-term debt and to refinance short-term debt.

As of November 30, 2005, the estimated fair value of notes payable by the Company totaling $8.3 million, with a fixed rate of 7.92% per annum, was $8.6 million. The Company is required to repay these notes in 2006.  As of November 30, 2005, the estimated fair value of notes payable by the Company totaling $40.0 million, with a fixed rate of 5.36% per annum, was $40.0 million. The Company is required to repay these notes in annual installments of $10.0 million from 2006 to 2009, inclusive.  As of November 30, 2005, the estimated value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $30.2 million, with a fixed rate of 4.25% per annum, was $30.3 million.  These notes must be repaid in installments of approximately $6.0 million per year beginning in 2008.  The Company had $7.2 million of variable-rate industrial development bonds payable at a rate of 3.25% per annum as of November 30, 2005, payable in 2016. The Company also had $8.5 million of variable-rate industrial development bonds payable at a rate of 3.25% per annum as of November 30, 2005, payable in 2021. The industrial revenue bonds are supported by the Revolver.  The Company borrowed $1.3 million under various foreign short-term bank facilities, that are supported by the Revolver which permits borrowings up to $100.0 million through September 2010. The average interest rate of such borrowings by foreign subsidiaries was 8.96% per annum as of November 30, 2005.

							Total Outstanding As of November 30, 2005
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2006	2007	2008	2009	2010	Thereafter	Value	Value
Liabilities
Long-Term Debt:
Fixed-rate secured notes, payable in US$	$8,333	$-	$-	$-	$-	$-	$8,333	$8,640
Average interest rate	7.92%	-	-	-	-	-	7.92%

Fixed-rate secured notes, payable in US$	10,000	10,000	10,000	10,000	-	-	40,000	40,024
Average interest rate	5.36%	5.36%	5.36%	5.36%	-	-	5.36%

Fixed-rate secured notes, payable in Singapore Dollars	-	-	6,031	6,031	6,031	12,065	30,158	30,319
Average interest rate	-	-	4.25%	4.25%	4.25%	4.25%	4.25%

Variable-rate bank revolving credit facilities, payable in local currencies	-	-	-	-	1,251	-	1,251	1,251
Average interest rate	-	-	-	-	8.96%	-	8.96%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	3.25%	3.25%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	3.25%	3.25%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Year ended November 30,

(Dollars in thousands, except per share data)	2005	2004	2003
Sales	$704,574	$605,853	$600,495
Cost of sales	(522,467)	(457,442)	(434,007)

Gross profit	182,107	148,411	166,488
Selling, general and administrative expenses	(145,954)	(137,468)	(127,392)
Pension plan curtailment/settlement	-	(12,817)	-
Other income, net	7,141	17,861	10,852
Income before interest, income taxes and equity in earnings of joint venture	43,294	15,987	49,948
Interest expense, net	(5,219)	(5,313)	(6,645)
Income before income taxes and equity in earnings of joint venture	38,075	10,674	43,303
Provision for income taxes	(14,470)	(8,006)	(14,017)
Income before equity in earnings of joint venture	23,605	2,668	29,286
Equity in earnings of joint venture, net of taxes	9,005	10,791	614
Net income	$32,610	$13,459	$29,900

Net income per share (basic)	$3.88	$1.63	$3.77
Net income per share (diluted)	$3.80	$1.59	$3.67

Weighted-average shares (basic)	8,410,563	8,270,487	7,925,229
Weighted-average shares (diluted)	8,579,194	8,448,987	8,149,460

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - ASSETS

	As of November 30,

(Dollars in thousands, except per share data)	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$44,671	$30,124
Receivables, less allowances of $7,693 in 2005 and $7,984 in 2004	180,558	162,636
Inventories	98,389	90,297
Deferred income taxes	17,598	15,526
Prepaid expenses and other current assets	11,714	11,032

Total current assets	352,930	309,615

Investments in joint ventures
Equity method	13,777	16,042
Cost method	5,922	5,922

Property, plant and equipment
Land	38,959	38,875
Buildings	88,606	87,159
Machinery and equipment	284,593	286,769
Construction in progress	15,500	8,812

Total property, plant and equipment at cost	427,658	421,615
Accumulated depreciation	(272,993)	(267,964)

Total property, plant and equipment, net	154,665	153,651
Deferred income taxes	143	6,029
Intangible assets, net of accumulated amortization of $10,142 in 2005 and $10,550 in 2004	13,259	13,795
Other assets	37,340	38,883

Total assets	$578,036	$543,937

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

	As of November 30,

(Dollars in thousands, except per share data)	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$18,333	$18,333
Trade payables	54,349	49,156
Accrued liabilities	63,071	53,221
Income taxes payable	1,051	8,092

Total current liabilities	136,804	128,802

Long-term debt, less current portion	77,109	75,349
Other long-term liabilities	67,625	60,619

Total liabilities	281,538	264,770

Commitments and contingencies
Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 8,698,148 shares in 2005 and 8,431,471 shares in 2004, net of treasury shares	28,450	27,745
Additional paid-in capital	28,936	21,903
Unearned restricted stock	(2,084)	(2,300)
Retained earnings	326,795	301,013
Accumulated other comprehensive loss	(36,324)	(20,420)
Treasury stock (2,681,811 shares in 2005 and 2,666,670 shares in 2004)	(49,275)	(48,774)

Total stockholders' equity	296,498	279,167

Total liabilities and stockholders' equity	$578,036	$543,937

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated
			Additional	Unearned		Other
	Shares		Paid-in	Restricted	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Stock	Earnings	Loss	Stock	Total
Balance, November 30, 2002	3,945,662	$13,198	$23,950	$(2,164)	$270,449	$(44,948)	$(48,659)	$211,826
Net Income - 2003	-	-	-	-	29,900	-	-	29,900
Stock dividends	3,945,662	13,224	(13,224)	-	-	-	-	-
Exercise of stock options	323,239	764	5,722	-	-	-	136	6,622
Foreign currency translation adjustment	-	-	-	-	-	14,847	-	14,847
Minimum pension liability adjustment, net of tax	-	-	-	-	-	(2,399)	-	(2,399)
Comprehensive income from joint venture	-	-	-	-	-	732	-	732
Cash dividends on common stock	-	-	-	-	(6,094)	-	-	(6,094)
Stock compensation expense	-	-	(5)	-	-	-	-	(5)
Amortization of restricted stock	-	-	-	683	-	-	-	683
Balance, November 30, 2003	8,214,563	27,186	16,443	(1,481)	294,255	(31,768)	(48,523)	256,112
Net Income - 2004	-	-	-	-	13,459	-	-	13,459
Exercise of stock options	167,768	419	2,896	-	-	-	-	3,315
Foreign currency translation adjustment	-	-	-	-	-	10,175	-	10,175
Minimum pension liability adjustment, net of tax	-	-	-	-	-	411	-	411
Comprehensive income from joint venture	-	-	-	-	-	762	-	762
Cash dividends on common stock	-	-	-	-	(6,701)	-	-	(6,701)
Stock compensation expense	-	-	772	-	-	-	-	772
Issuance of restricted stock	56,000	140	1,792	(1,932)	-	-	-	-
Amortization of restricted stock	-	-	-	1,113	-	-	-	1,113
Treasury stock purchase	(6,860)	-	-	-	-	-	(251)	(251)
Balance, November 30, 2004	8,431,471	27,745	21,903	(2,300)	301,013	(20,420)	(48,774)	279,167
Net Income - 2005	-	-	-	-	32,610	-	-	32,610
Exercise of stock options	239,318	599	4,701	-	-	-	-	5,300
Foreign currency translation adjustment	-	-	-	-	-	(10,329)	-	(10,329)
Minimum pension liability adjustment, net of tax	-	-	-	-	-	(5,209)	-	(5,209)
Comprehensive income from joint venture	-	-	-	-	-	(366)	-	(366)
Cash dividends on common stock	-	-	-	-	(6,828)	-	-	(6,828)
Stock compensation expense	-	-	899	-	-	-	-	899
Issuance of restricted stock	42,500	106	1,433	(1,539)	-	-	-	-
Amortization of restricted stock	-	-	-	1,755	-	-	-	1,755
Treasury stock purchase	(15,141)	-	-	-	-	-	(501)	(501)
Balance, November 30, 2005	8,698,148	$28,450	$28,936	$(2,084)	$326,795	$(36,324)	$(49,275)	$296,498

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended November 30,
(In thousands)	2005	2004	2003

Net income	$32,610	$13,459	$ 29,900
Foreign currency translation adjustment	(10,329)	10,175	14,847
Minimum pension liability adjustment, net of tax	(5,209)	411	(2,399)
Comprehensive income/(loss) from joint venture	(366)	762	732
Comprehensive income	$16,706	$24,807	$43,080

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended November 30,
(In thousands)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$32,610	$13,459	$29,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,718	18,673	18,093
Amortization	206	224	278
Provision/(benefit) for deferred income taxes	701	3,689	(4,654)
Net earnings and distributions from joint ventures	1,901	(2,217)	609
Gain from sale of investments, property,
plant and equipment	(1,634)	(13,140)	(2,385)
Stock compensation expense	2,654	1,885	678
Other, net	-	-	401
Changes in operating assets and liabilities:
Receivables	(23,649)	(1,690)	(16,457)
Inventories	(10,624)	3,665	125
Prepaid expenses and other current assets	(884)	(1,792)	(1,973)
Other assets	1,894	2,789	(14,113)
Trade payables	6,686	64	(1,343)
Accrued liabilities and income taxes payable	3,660	(2,597)	12,963
Other long-term liabilities	4,945	(12,949)	21,104
Net cash provided by operating activities	37,184	10,063	43,226

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	3,855	15,702	239
Proceeds from sale of investment in joint venture	-	-	2,985
Proceeds from sale of other investments	-	7,214	-
Additions to investments, property, plant and equipment	(25,371)	(18,755)	(17,107)
Net cash (used in)/provide by investing activities	(21,516)	4,161	(13,883)

FINANCING ACTIVITIES
Issuance of debt	59,424	11,033	59,664
Repayment of debt	(57,073)	(11,874)	(78,456)
Debt issuance costs	(322)	(477)	(1,581)
Dividends on common stock	(6,828)	(6,701)	(6,094)
Issuance of common stock	5,300	3,315	6,486
Change in treasury stock	(501)	(251)	136
Net cash used in financing activities	-	(4,955)	(19,845)

Effect of exchange rate changes on cash and cash equivalents	(1,121)	465	532
Net change in cash and cash equivalents	14,547	9,734	10,030
Cash and cash equivalents at beginning of year	30,124	20,390	10,360

Cash and cash equivalents at end of year	$44,671	$30,124	$20,390

 The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Ameron International Corporation and all wholly-owned subsidiaries ("Ameron" or the "Company"). All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates include revenue and costs recorded under percentage-of-completion accounting, assumptions related to benefit plans, goodwill, and reserves associated with management incentives, receivables, inventories, income taxes, self insurance and environmental and legal contingencies. Actual results could differ from those estimates.

Revenue Recognition

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured. In limited circumstances within the Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed. Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, are typically designed for specific applications, are not interchangeable between projects, and are not manufactured for stock. In those cases in which products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other three segments. Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits. Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were approximately $6,729,000 in 2005, $5,645,000 in 2004, and $5,653,000 in 2003.

Environmental Clean-up Costs

The Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations. The Company determines its liability on a site-by-site basis and records a liability at the time when assessments and/or remediation are probable and can be reasonably estimated.

Income Taxes

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. Valuation allowances are established to reduce deferred income tax assets to the amounts expected to be realized.

Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.

Cash and Cash Equivalents

Cash equivalents represent liquid investments with maturities of three months or less when purchased.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out ("FIFO") method. Certain steel inventories used by the Water Transmission Group are valued using the last-in, first-out ("LIFO") method. Reserves are established for excess, obsolete and rework inventories based on age, estimates of salability and forecasted future demand.

Joint Ventures

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition. Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting. The Company's investment in TAMCO is accounted for under the equity method. Investments in Ameron Saudi Arabia, Ltd., Bondstrand, Ltd. and Oasis-Ameron, Ltd. are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Property, Plant and Equipment

Items capitalized as property, plant and equipment, including improvements to existing facilities, are recorded at cost. Construction in progress represents capital expenditures incurred for assets not yet placed in service. Capitalized interest was not material for the periods presented.

Depreciation is computed principally using the straight-line method based on estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease. Useful lives are as follows:

Useful Lives in Years
Buildings	10-40
Machinery and equipment
Autos, trucks and trailers	3-8
Cranes and tractors	5-15
Manufacturing equipment	3-15
Other	2-20

Goodwill and Intangible Assets

Intangible assets are amortized on a straight-line basis over periods ranging from three to 15 years.

The cost of an acquired business is allocated to the acquired net assets based on the estimated fair values at the date of acquisition. The excess of the cost of an acquired business over the aggregate fair value is recorded as goodwill. Effective December 1, 2002, the Company adopted Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As a result, goodwill is not amortized, but instead tested for impairment at least annually. Such tests require management to make estimates about future cash flows and other factors to determine the fair value of the respective assets.

The Company reviews the recoverability of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

Self Insurance

The Company typically utilizes third-party insurance subject to varying retention levels or self insurance. The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

Foreign Currency Translation

The functional currencies for the Company's foreign operations are the applicable local currencies. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss). The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future. Translation adjustments arising from these advances are also included in accumulated other comprehensive income/(loss). Gains or losses resulting from foreign currency transactions are included in other income, net.

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. As of November 30, 2005 and 2004, the Company had foreign currency forward contracts with an aggregate notional value of $5,096,000 and $9,774,000, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments, other than long-term debt or derivatives, approximates the carrying value because of the short-term nature of such instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign exchange contracts. Credit risk with respect to trade accounts receivable is generally distributed over a large number of entities comprising the Company's customer base and is geographically dispersed. The Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and, in certain instances, maintains credit insurance. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense is measured by the excess of the quoted market price of the stock over the option exercise price on the grant date. No compensation expense associated with a stock-based award is recorded if the stock option exercise price equals the market price of the Company's stock on the date of the grant.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosures." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to include pro forma presentation of net income and earnings per share as if the Company recorded compensation expense based on the fair value of stock-based awards. The Company has adopted the disclosure-only provisions of SFAS No. 123. Disclosures required under SFAS No. 123 and SFAS No. 148 are included in Note 12, herein.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments." SFAS No. 123 (R) requires companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements.  The adoption of SFAS No. 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The Company is allowed to select either of two alternative transition methods. Under the first method, the Modified Prospective Application method, SFAS 123 (R) applies to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date. Under the second method, the Modified Retrospective Application method, SFAS No. 123 (R) applies to either all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company plans to adopt SFAS No. 123 (R) using the Modified Prospective Application method. SFAS No. 123 (R) is effective beginning in the first quarter of 2006, and SFAS 123 (R) will apply to all outstanding and unvested option awards at adoption date. The Company has completed a preliminary evaluation of the effect of adoption of SFAS 123 (R).  The adoption of SFAS 123 (R) is expected to increase selling, general and administrative expenses by approximately $200,000 in 2006 based upon options outstanding as of November 30, 2005.

Supplemental Cash Flow Information

(In thousands)	2005	2004	2003
Interest paid	$5,863	$6,509	$4,997
Income taxes paid	17,482	6,103	10,268

NOTE 2 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2005	2004	2003
Royalties, fees and other income	$3,548	$3,122	$2,866
Dividends from joint ventures-cost method	1,840	506	6,311
Gain/(loss) on sale of property, plant and equipment	1,634	13,140	(92)
Foreign currency gain/(loss)	467	30	(269)
Gain on sale of investment	-	-	2,477
Other	(348)	1,063	(441)
	$7,141	$17,861	$10,852

NOTE 3 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2005	2004
Trade	$175,586	$160,743
Joint ventures	1,904	1,858
Other	10,761	8,019
Allowances	(7,693)	(7,984)
	$180,558	$162,636

The Company's provision for bad debts was $2,502,000 in 2005, $1,991,000 in 2004, and $3,071,000 in 2003. Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $29,667,000 and $29,438,000 at November 30, 2005 and 2004, respectively.

NOTE 4 - INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2005	2004
Finished products	$54,661	$52,489
Materials and supplies	23,636	23,809
Products in process	20,092	13,999
	$98,389	$90,297

Certain steel inventories are valued using the LIFO method. Inventories valued using the LIFO method comprised 7.8% and 8.3% of consolidated inventories at November 30, 2005 and 2004, respectively.  If inventories valued using the LIFO method had been valued using the FIFO method, total inventories would have increased by $6,864,000 and $7,929,000 at November 30, 2005 and 2004, respectively.

NOTE 5 - JOINT VENTURES

Investments, advances and equity in undistributed earnings of joint ventures were as follows at November 30:

(In thousands)	2005	2004
Investment--equity method	$13,777	$16,042
Investments--cost method	5,922	5,922
	$19,699	$21,964

The Company's ownership of joint ventures is summarized below:

Products	Joint Ventures	Ownership Interest
Coatings	Oasis-Ameron, Ltd.	40%
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%
Steel products	TAMCO	50%

Investments in joint ventures and the amount of undistributed earnings were as follows:

(In thousands)	Coatings	Fiberglass Pipe	Concrete Pipe	Steel Products	Total
Cost	$2,138	$3,784	$-	$8,482	$14,404
Comprehensive loss from joint venture	-	-	-	(1,544)	(1,544)
Accumulated equity in undistributed earnings	-	-	-	6,839	6,839

Investment, November 30, 2005	$2,138	$3,784	$-	$13,777	$19,699

2005 Dividends	$540	$1,300	$-	$11,952	$13,792

Cost	$2,138	$3,784	$-	$8,482	$14,404
Comprehensive loss from joint venture	-	-	-	(1,178)	(1,178)
Accumulated equity in undistributed earnings	-	-	-	8,738	8,738

Investment, November 30, 2004	$2,138	$3,784	$-	$16,042	$21,964

2004 Dividends	$506	$-	$-	$9,680	$10,186

In 2003, the Company sold its 25% ownership of Amercoat Mexicana for a pretax gain of $2,477,000. Income from Amercoat Mexicana totaled $312,000 in the year ended November 30, 2003.

The Company provides for income taxes on the undistributed earnings of its joint ventures to the extent such earnings are included in the consolidated statements of income.

The investment in TAMCO was recorded based on audited financial statements as of November 30, 2005. Condensed financial data of TAMCO, an investment which is accounted for under the equity method, were as follows:

Financial Condition

(In thousands)	2005	2004
Current assets	$65,170	$66,494
Noncurrent assets	28,118	27,943
	$93,288	$94,437

Current liabilities	$41,605	$38,119
Noncurrent liabilities	8,388	8,603
Stockholders' equity	43,295	47,715
	$93,288	$94,437

Results of Operations

(In thousands)	2005	2004	2003
Net sales	$252,435	$215,849	$162,944
Gross profit	42,188	45,885	7,725
Net income	20,391	23,427	1,411

In 2001, TAMCO entered into a swap agreement intended to hedge expected cash flows related to the purchase of natural gas used in its manufacturing process. The Company recognized $1,544,000 and $1,178,000 in accumulated other comprehensive loss at November 30, 2005 and 2004, respectively, which represents its proportionate share of amounts recognized by TAMCO to record the fair value of the swap agreement.

Sales to joint ventures totaled $1,524,000 in 2005, $1,613,000 in 2004, and $4,004,000 in 2003.

NOTE 6 - OTHER ASSETS

Other assets were as follows at November 30:

(In thousands)	2005	2004
Cash surrender value of insurance policies	$24,660	$24,208
Pension related assets	8,848	13,775
Other	3,832	900
	$37,340	$38,883

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:

(In thousands)	2005	2004
Self insurance reserves	$23,620	$15,909
Compensation and benefits	21,454	18,517
Product warranties and guarantees	4,026	4,297
Taxes (other than income taxes)	3,992	3,398
Commissions and royalties	2,955	1,562
Reserves for pending claims and litigation	1,702	3,083
Advances from customers	508	726
Interest	238	405
Other	4,576	5,324
	$63,071	$53,221

The Company revised its presentation of the balance of self insurance reserves at November 30, 2005 to reflect the gross amount of liabilities without netting against a stop-loss recoverable of $6,287,000 from insurance companies.  Stop-loss recoverable is included in other receivables under Note 3, herein.

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently available information.  Changes in the product warranty accrual for the years ended November 30 were as follows:

(In thousands)	2005	2004
Balance, beginning of period	$4,297	$3,770
Payments	(3,738)	(4,632)
Warranties issued during the period	3,467	5,159
Balance, end of period	$4,026	$4,297

NOTE 8 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:

(In thousands)	2005	2004
Accrued pension cost	$61,906	$54,076
Compensation and benefits	3,025	3,273
Deferred income tax liabilities	-	3,148
Other	2,694	122
	$67,625	$60,619

NOTE 9 - INCOME TAXES

The provision for income taxes included the following for the year ended November 30:

(In thousands)	2005	2004	2003
Current
Federal	$4,071	$(261)	$11,059
Foreign	5,265	5,393	5,445
State	958	(567)	2,118
	10,294	4,565	18,622

Deferred
Federal	3,460	3,160	(3,977)
Foreign	(51)	(162)	20
State	767	443	(648)
	4,176	3,441	(4,605)
	$14,470	$8,006	$14,017

Deferred income tax assets/(liabilities) were comprised of the following as of November 30:

(In thousands)	2005	2004
Current deferred income taxes
Self-insurance and claims reserves	$11,516	$12,089
Inventories	5,278	4,532
Employee benefits	3,350	2,026
Accounts receivable	1,164	1,266
Valuation allowances	(2,763)	(1,760)
Other	(947)	(2,627)

Net current deferred income tax assets	17,598	15,526

Noncurrent deferred income taxes
Net operating loss carry-overs	19,084	16,027
Prepaid pension benefit costs	13,797	15,547
Employee benefits	860	10,524
Investments	3,255	3,107
Valuation allowances	(19,560)	(24,324)
Property, plant and equipment	(16,524)	(17,404)
Other	(769)	(596)

Net noncurrent deferred income tax assets	143	2,881

Net deferred income tax assets	$17,741	$18,407

As of November 30, 2005, the Company had foreign net operating loss carry-overs of approximately $57,800,000. A full valuation allowance has been provided against these net operating losses. The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit.  Approximately $6,500,000 of the net decrease in valuation allowances was due to a decrease related to executive compensation deductions (primarily due to the write-off of the related deferred tax asset), offset by an increase in foreign net operating loss carry-overs and other foreign deferred tax assets for which no benefit has been recognized.

The tax provision represents effective tax rates of 38%, 75% and 32% of income before income taxes for the years ended November 30, 2005, 2004 and 2003, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35% is as follows for the year ended November 30:

(In thousands)	2005	2004	2003
Domestic pretax income	$21,808	$(7,782)	$25,132
Foreign pretax income	16,267	18,456	18,171
	$38,075	$10,674	$43,303
Taxes at federal statutory rate	$13,326	$3,736	$15,156
State taxes, net of federal tax benefit	1,082	(495)	966
Net effect of utilization of foreign losses	2,776	(59)	(27)
Foreign income taxed at lower rates	(3,706)	(2,188)	(2,089)
Foreign tax credit	(2,031)	(1,451)	(1,485)
Foreign branch and withholding taxes	450	1,019	1,114
Percentage depletion	(449)	(421)	(375)
Non-deductible compensation	693	7,709	336
Research and development credits	(553)	(437)	(584)
Foreign dividend income	2,691	1,738	1,584
Repatriation of foreign earnings under the AJCA	1,077	-	-
Other, net	(886)	(1,145)	(579)
	$14,470	$8,006	$14,017

The 1996 through 1998 federal income tax returns are currently under examination by the U.S. Internal Revenue Service ("IRS"). While the IRS audit is nearing completion, no assessments have been issued. Although it cannot predict with certainty the ultimate outcome of this examination, the Company believes it has adequately provided for any potential liabilities that may result.

In 2001, the Company filed federal and state income tax claims for research and development credits for tax years 1990 through 2000. A portion of these credits was reflected in the financial statements in 2001. The claims are currently under IRS examination in connection with the 1996-1998 examination.  The Company has reached a proposed settlement with the IRS regarding these credits at the local level; however, the proposed settlement, along with the ultimate results of the 1996-1998 examination, must be reviewed by the Joint Committee of Taxation before it can be considered final. Therefore, the financial statements have not been adjusted to reflect the results of this proposed settlement, which, while not material, would be favorable to the Company if finalized as proposed.

In November 2005, the Company repatriated approximately $36,000,000 of earnings from three of its foreign subsidiaries under the provisions of the 2004 American Jobs Creation Act ("AJCA"). The AJCA created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

The Company intends to permanently reinvest the remaining unrepatriated foreign earnings. The cumulative amount of undistributed earnings of foreign subsidiaries is $48,884,000 at November 30, 2005. The Company has provided no deferred taxes on the earnings, and the additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.

NOTE 10 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2005 and at November 30, 2004. At November 30, 2005, the equivalent of $14,515,000 was available under short-term credit lines.

Domestically, as of November 30, 2005, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver"). At November 30, 2005, $18,013,000 of the Revolver was utilized for standby letters of credit; therefore, $81,987,000 was available. Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until September 2010, when all borrowings under the Revolver must be repaid.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks. Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates. The equivalent of $3,000,000 may be borrowed at any time through July 2006 under one facility. Other short-term lines permit borrowings up to $19,000,000. At November 30, 2005, $1,251,000 was borrowed under these facilities.

Borrowings under certain bank facilities by the Company and its foreign subsidiaries are supported by the Revolver and, accordingly, have been classified as long-term debt and are considered payable when the Revolver is due.

Long-term debt consisted of the following as of November 30:

(In thousands)	2005	2004
Fixed-rate notes:
7.92%, payable in annual principal installments of $8,333	$8,333	$16,667
5.36%, payable in annual principal installments of $10,000	40,000	50,000
4.25%, payable in Singapore Dollars, in annual principal installments of $6,031	30,158	-
Variable-rate industrial development bonds,
payable in 2016 (3.25% at November 30, 2005)	7,200	7,200
payable in 2021 (3.25% at November 30, 2005)	8,500	8,500
Variable-rate bank
revolving credit facilities - domestic	-	10,400
revolving credit facilities - foreign (8.96% at November 30, 2005)	1,251	915
	95,442	93,682
Less current portion	(18,333)	(18,333)
	$77,109	$75,349

Future maturities of long-term debt were as follows as of November 30, 2005:

(In thousands)	Year ending November 30,	Amount
	2006	$18,333
	2007	10,000
	2008	16,031
	2009	16,031
	2010	7,282
	Thereafter	27,765
		$95,442

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees. Under the most restrictive provisions of the Company's lending agreements, approximately $13,355,000 of retained earnings was not restricted, as of November 30, 2005, as to the declaration of cash dividends or the repurchase of Company stock. At November 30, 2005, the Company was in compliance with all covenants.

The Revolver, the 5.36% term notes, the 7.92% term notes and the 4.25% term notes are collateralized by substantially all of the Company's assets. The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver. Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments. If the Company grants such a security interest or lien, then such notes will be secured equally and ratably as long as such other debt shall be secured.

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2005	2004	2003
Interest expense	$5,838	$5,645	$6,793
Interest income	(619)	(332)	(148)
Interest expense, net	$5,219	$5,313	$6,645

The following disclosure of the estimated fair value of the Company's debt is made in accordance with the requirements of SFAS 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

(In thousands)	Carrying Amount	Fair Value
November 30, 2005
Fixed-rate, long-term debt	$78,491	$78,983
Variable rate, long-term debt	16,951	16,951

November 30, 2004
Fixed-rate, long-term debt	66,667	69,616
Variable-rate, long-term debt	27,015	27,015

The estimated fair value of the Company's variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at November 30, 2005 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 11 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $5,084,000 in 2005, $5,025,000 in 2004, and $4,773,000 in 2003. Future rental commitments were as follows as of November 30, 2005:

(In thousands)	Year ending November 30,	Amount
	2006	$4,619
	2007	4,415
	2008	4,075
	2009	3,864
	2010	3,576
	Thereafter	21,881
		$42,430

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals aggregating $1,708,000 at November 30, 2005.

NOTE 12 - INCENTIVE STOCK COMPENSATION PLANS

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

In 2004, the 2004 Stock Incentive Plan ("2004 Plan") was approved by the stockholders of the Company. The 2004 Plan serves as the successor to the 2001 Stock Incentive Plan and supersedes that plan. Under the terms of the 2004 Plan, 525,000 new shares of common stock were made available for awards both to non-employee directors and to key employees of the Company. Awards to key employees may include, but are not limited to, stock options, restricted stock, performance shares and performance unit awards. Restrictions may limit the sale, transfer, voting rights and dividends on these awards. At November 30, 2005, 99,834 restricted shares were outstanding.

At November 30, 2005, the Company had 467,783 non-qualified stock options outstanding with terms of 10 to 15 years from the date of grant, and 384,500 shares available for future grants under the 2004 plan. The exercise price for outstanding stock options is generally the fair market value of the Company's stock on the date of the original grant. Such options vest in equal annual installments over four years. Certain options have a cashless exercise feature.

SFAS No. 123 requires pro forma information regarding net income and earnings per share as if compensation expense for stock options had been determined based on the fair value of the options on the grant date. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2004 and 2005, respectively: dividend yields of 2.21%, 2.38% and 2.41%; an expected volatility of 36.92%, 37.68% and 37.33%; risk-free rates of 2.93%, 2.71% and 4.18%; and an expected life of five years for all options.

Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been as indicated below for the year ended November 30:

(In thousands, except per share data)	2005	2004	2003
Reported net income	$32,610	$13,459	$29,900

Add: Stock-based employee compensation expense
included in reported net income, net of tax	1,645	1,149	461
Deduct: Stock-based employee compensation expense
determined under SFAS No. 123, net of tax	(1,212)	(889)	(832)
Pro forma net income	$33,043	$13,719	$29,529

Earning per share (basic)
As reported	$3.88	$1.63	$3.77
Pro forma	3.93	1.66	3.73

Earning per share (diluted)
As reported	$3.80	$1.59	$3.67
Pro forma	3.85	1.62	3.62

A summary of the Company's stock options as of November 30, 2003, 2004 and 2005, and changes during the year then ended, follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at November 30, 2002	1,150,208	$21.24
Granted	24,000	27.95
Exercised	(323,239)	19.41
Forfeited	(12,850)	20.54
Outstanding at November 30, 2003	838,119	22.15
Options exercisable at November 30, 2003	665,119	22.02
Weighted-average fair value of options granted during 2003		8.31

Outstanding at November 30, 2003	838,119	22.15
Granted	24,000	34.00
Exercised	(167,768)	19.38
Outstanding at November 30, 2004	694,351	23.22
Options exercisable at November 30, 2004	594,351	22.65
Weighted-average fair value of options granted during 2004		10.00

Outstanding at November 30, 2004	694,351	23.22
Granted	18,000	33.28
Exercised	(239,318)	22.07
Forfeited	(5,250)	31.41
Outstanding at November 30, 2005	467,783	24.11
Options exercisable at November 30, 2005	418,283	23.10
Weighted-average fair value of options granted during 2005		10.43

The following summarizes information about stock options outstanding as of November 30, 2005:

		Weighted-Average
		Remaining	Weighted-
Range of	Options	Contractual Life	Average
Exercise Prices	Outstanding	(in years)	Exercise Price
$15.00 to $25.00	286,368	5.24	$20.16
25.00 to 35.00	160,415	7.53	29.70
35.00 to 45.00	21,000	6.30	35.28
15.00 to 45.00	467,783	5.81	24.11

		Weighted-
Range of	Options	Average
Exercise Prices	Exercisable	Exercise Price
$15.00 to $25.00	286,368	$20.16
25.00 to 35.00	116,165	28.72
35.00 to 45.00	15,750	35.28
15.00 to 45.00	418,283	23.10

NOTE 13 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.  The Company adopted SFAS No. 142 effective December 1, 2002.

During 2005, the Company completed the required goodwill and intangible asset impairment tests.  No impairment losses were identified as a result of these tests.  The changes in the carrying amount of goodwill by business segment were as follows:

(In thousands)	November 30, 2004	Foreign Currency Translation Adjustments	November 30, 2005
Business Segment:
Performance Coatings & Finishes	$11,761	$(320)	$11,441
Fiberglass-Composite Pipe	1,440	-	1,440
Infrastructure Products	201	-	201
	$13,402	$(320)	$13,082

The Company's intangible assets and related accumulated amortization consisted of the following at November 30:

	2005		2004
(In thousands)	Gross Intangible Assets	Accumulated Amortization	Gross Intangible Assets	Accumulated Amortization
Trademarks	$2,119	$(2,062)	$2,227	$(2,121)
Non-compete agreements	2,105	(1,985)	2,105	(1,818)
Patents	212	(212)	212	(212)
Leasehold interests	1,930	(1,930)	1,930	(1,930)
	$6,366	$(6,189)	$6,474	$(6,081)

The Company revised the November 30, 2004 balances for goodwill and the accumulated amortization of non-compete agreements by $141,000.  This revision did not have a material impact on the Company's consolidated financial statements.

Amortization expense related to intangible assets for the fiscal years ended November 30, 2005, 2004, and 2003 was $206,000, $224,000, and $278,000, respectively. At November 30, 2005, estimated future amortization expense for each of the years in the two-year period ending November 30, 2007 was as follows: $162,000 for 2006 and $15,000 for 2007.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2005, the Company was a defendant in asbestos-related cases involving 8,906 claimants, compared to 18,298 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the fiscal year ended November 30, 2005, there were new claims involving 72 claimants, dismissals and/or settlements involving 9,464 claimants and no judgments.  No net costs and expenses were incurred by the Company for the fiscal year ended November 30, 2005 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2005, the Company was a defendant in silica-related cases involving 7,447 claimants, compared to 8,226 claimants as of November 30, 2004.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2005, there were new claims involving 1,187 claimants, dismissals and/or settlements involving 1,966 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2005 in connection with silica-related claims were approximately $400,000.

In April 2003, the Company was served with a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion"). The Company reached a settlement with McDermott in May 2005. In May 2003, Dominion brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana.  Dominion seeks damages allegedly sustained by it resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which McDermott alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128,000,000, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter. Legal costs and expenses related to these lawsuits totaled $5,000,000 in 2005.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428,000,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company. Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows, or its results of operations if disposed of unfavorably.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or its results of operations.

NOTE 15 - EMPLOYEE BENEFIT PLANS

The Company has a qualified, defined benefit, noncontributory pension plan for certain U.S. employees not covered by union pension plans. The Company's subsidiary in the Netherlands provides defined retirement benefits to its employees. The Company also provides health and life insurance to a limited number of eligible retirees and eligible survivors of retirees.

The Company's defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts. These assumptions, which are reviewed annually, include discount rates, long-term expected rates of return on plan assets and expected rates of increase in compensation. Assumed discount rates are used to calculate the present value of benefit payments which are projected to be made in the future, including projections of increases in employees annual compensation and health care costs. A decrease in the discount rate would increase the Company's obligation and expense. The long-term expected rate of return on plan assets is based principally on prior performance and future expectations for various types of investments as well as the expected long-term allocation of assets. Changes in the allocation of plan assets would impact the expected rate of return. The expected rate of increase in compensation is based upon movements in inflation rates as reflected by market interest rates. Benefits paid to participants are based upon age, years of credited service and average compensation or negotiated benefit rates.

Assets of the Company's U.S. defined benefit plan are invested in a directed trust. Assets in the trust are invested in domestic and foreign equity securities of corporations (including $7,290,000 of the Company's common stock at November 30, 2005), U.S. government obligations, derivative securities, corporate bonds and money market funds. The Dutch subsidiary contracts with a third-party insurance company to pay benefits to retirees.

PENSION BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2005 and 2004 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)
	2005	2004	2005	2004
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$174,972	$181,280	$41,450	$32,239
Service cost	3,122	3,171	1,334	1,150
Interest cost	10,076	10,563	1,850	1,802
Participant contributions	-	-	428	400
Benefit adjustments	-	105	-	-
Actuarial loss	7,211	13,977	7,301	2,469
Foreign currency exchange rate changes	-	-	(5,350)	3,937
Curtailment	-	(200)	-	-
Settlement	-	(23,415)	-	-
Benefit payments	(10,733)	(10,509)	(650)	(547)
Projected benefit obligation-end
of year	$184,648	$174,972	$46,363	$41,450
Change in Plan Assets
Plan assets at fair value-beginning of year	$131,534	$123,167	$28,090	$23,433
Actual return on plan assets	10,220	11,769	1,315	730
Foreign currency exchange rate changes	-	-	(3,335)	2,708
Employer contributions	3,737	7,107	1,297	1,366
Participant contributions	-	-	428	400
Settlement	-	23,415	-	-
Benefit payments	(10,733)	(33,924)	(650)	(547)
Plan assets at fair value-end of year	$134,758	$131,534	$27,145	$28,090
Funded Status
Funded status	$(49,890)	$(43,438)	$(19,217)	$(13,360)
Unrecognized actuarial loss	52,261	49,020	10,948	4,648
Unrecognized transition obligation	-	-	-	-
Unrecognized prior service cost	331	430	5,633	7,045
Net amount recognized	$2,702	$6,012	$(2,636)	$(1,667)
Balance Sheet Amounts
Prepaid cost	$ -	$ -	$ -	$290
Accrued cost	(42,511)	(36,272)	(16,214)	(11,349)
Intangible asset	331	430	5,633	6,867
Accumulated other comprehensive
loss, pretax	44,882	41,854	7,945	2,525
Net amount recognized	$2,702	$6,012	$(2,636)	$(1,667)

The Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible. The Company expects to contribute $16,627,000 to the U.S. pension plan and $1,260,000 to the non-U.S. pension plan in 2006.

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2005:

(In thousands)	Year Ending November 30,	U.S. Pension Benefits	Non-U.S. Pension Benefits
	2006	$11,492	$1,236
	2007	11,845	1,208
	2008	12,203	1,260
	2009	12,630	1,268
	2010 - 2014	66,858	7,876

Net periodic benefit costs for the Company's defined benefit retirement plans for 2005, 2004 and 2003 included the following components:

(In thousands)	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$3,122	$3,171	$2,851	$1,334	$1,150	$960
Interest cost	10,076	10,563	10,648	1,850	1,802	1,557
Expected return on plan assets	(11,203)	(10,628)	(9,521)	(1,382)	(1,352)	(1,169)
Amortization of unrecognized
prior service cost	99	565	925	656	640	581
Curtailment	-	1,916	-	-	-	-
Settlement	-	10,901	-	-	-	-
Amortization of unrecognized
net transition obligation	-	-	-	76	-	-
Amortization of accumulated loss	4,954	5,638	5,379	-	-	-
Net periodic cost	$7,048	$22,126	$10,282	$2,534	$2,240	$1,929

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average discount rate	5.60%	5.85%	6.00%	4.00%	4.75%	5.50%
Rate of increase in compensation levels	3.10%	3.35%	3.50%	2.00%	2.00%	2.50%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2005	2004	2003	2005	2004	2003
Weighted-average discount rate	5.85%	6.00%	6.75%	4.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	9.75%	5.40%	5.40%	5.40%
Rate of increase in compensation levels	3.35%	3.50%	4.25%	2.00%	2.50%	2.50%

The following table shows the Company's target allocation range for the U.S. defined benefit pension plan, along with the actual allocations:

	Target	2005	2004
Domestic equities	65%	70%	66%
International equities	10%	9%	8%
Fixed-income securities	25%	21%	26%

The following shows the Company's accumulated benefit obligation in excess of plan assets at November 30:

(In thousands)	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2005	2004	2005	2004
Projected benefit obligation	$184,648	$174,972	$46,363	$39,045
Accumulated benefit obligation	177,270	167,806	43,359	36,747
Fair value of plan assets	134,758	131,534	27,145	25,399
(Decrease) increase in minimum liability
included in other comprehensive income	3,028	(3,343)	5,420	2,525

Approximately 20% of the Company's employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. Related to these plans, the Company contributed and charged to expense $2,650,000, $2,161,000 and $2,340,000 in 2005, 2004 and 2003, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

Prior to June 2004, the Company had a supplemental retirement plan and an income deferral plan for certain U.S. executives.  In June 2004, the Company terminated the two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  The Company incurred a pretax expense of $12,817,000 due to the termination of the plans and distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  Ameron had previously purchased life insurance policies to cover benefits under the plans. At the time of termination of the plans, the cash surrender value of such life insurance policies totaled approximately $26,900,000 and exceeded the amount that was required if immediate lump-sum payments were elected by all participants, which totaled $25,600,000. In addition to the termination and settlement costs, Ameron expensed approximately $2,100,000 under the plans in 2003 and $1,800,000 in 2004.

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code. The savings plan allows for deferral of income up to a certain percentage through contributions to the plan, within certain restrictions. Company matching contributions are in the form of cash. In 2005, 2004, and 2003, the Company recorded expenses for matching contributions of $422,000, $436,000 and $880,000, respectively.

POST-RETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2005 and 2004 for the Company's U.S. postretirement health care and life insurance benefits. The measurement date of plan assets and obligations is as of October 1 for each year presented.

	U.S. Postretirement Benefits
(In thousands)
	2005	2004
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,617	$3,480
Service cost	118	112
Interest cost	204	201
Actuarial loss/(gain)	(174)	73
Curtailment	(205)	-
Benefit payments	(245)	(249)
Projected benefit obligation-end
of year	$3,315	$3,617
Change in Plan Assets
Plan assets at fair value-beginning of year	$349	$348
Actual return on plan assets	1	30
Benefit payments	(26)	(29)
Plan assets at fair value-end of year	$324	$349
Funded Status
Funded status	$(2,991)	$(3,268)
Unrecognized actuarial loss	692	895
Unrecognized transition obligation	367	643
Unrecognized prior service gain	(92)	(106)
Net amount recognized	$(2,024)	$(1,836)
Balance Sheet Amounts
Accrued cost	(2,024)	(1,836)
Net amount recognized	$(2,024)	$(1,836)

Net periodic benefit costs for the Company's postretirement health care and life insurance benefits for 2005, 2004 and 2003 included the following components:

(In thousands)	U.S. Postretirement Benefits
	2005	2004	2003
Service cost	$118	$112	$105
Interest cost	204	201	191
Expected return on plan assets	(31)	(30)	(33)
Amortization of unrecognized
prior service gain	(14)	(14)	(14)
Amortization of unrecognized
net transition obligation	71	71	71
Amortization of accumulated loss	59	51	21
Net periodic cost	$407	$391	$341

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Postretirement Benefits
	2005	2004	2003
Weighted-average discount rate	5.60%	5.85%	6.00%
Rate of increase in compensation levels	3.10%	3.35%	3.50%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2005	2004	2003
Weighted-average discount rate	5.85%	6.00%	6.75%
Rate of increase in compensation levels	3.35%	3.50%	4.25%

In 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a Medicare prescription drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. The effect of the Act is not expected to have a material impact on the Company's consolidated financial statements.

The assumed health care cost trend increased from 9% to 10% in 2005, and it is assumed that the rate will decline gradually to 5% by 2010 and beyond. The effect of a one-percentage-point change in the assumed health care cost trend would have altered the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2005, as follows:

(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$25	$(22)
Effect on post-retirement benefit obligation	189	(160)

The Company has a life insurance plan which provides eligible executives with life insurance protection equal to three times base salary. Upon retirement, the executive is provided with life insurance protection equal to final base salary. The expenses related to this plan were $66,800 in 2005, $267,000 in 2004 and $264,000 in 2003.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to 3.5 times total annual compensation of such employees.

NOTE 16 - CAPITAL STOCK

The Company is incorporated in Delaware. The articles of incorporation authorize 24,000,000 shares of $2.50 par value common stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock. The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors. As of November 30, 2005, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

On March 26, 2003 the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend of one additional common share for every outstanding common share held by stockholders of record on May 1, 2003, payable May 27, 2003. The weighted-average number of shares and per share information presented herein reflect the Company's shares and earnings and dividends per share on a post-split basis.

As of November 30, 2005, 8,698,148 shares of common stock were issued and outstanding, including 99,834 restricted shares. Restrictions limit the sale and transfer of these shares. On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) becomes unrestricted. The restrictions will lapse on 52,833 shares in 2006, 32,834 shares in 2007, and 14,167 shares in 2008.

The Company has a Stockholders Rights Plan, which, among other things, entitles stockholders to purchase common stock at a significant discount if a party acquires 15% or more of the Company's common stock or announces a tender offer for at least 15% of the Company's common stock outstanding.

NOTE 17 - SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company has determined it has four operating segments. The Performance Coatings & Finishes Group manufactures and markets high-performance industrial and marine coatings. The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated products. The Infrastructure Products Group manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO, the Company's equity method investment, is not included in any of these segments.

The markets served by the Performance Coatings & Finishes Group and the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S. Sales for export or to any individual customer did not exceed 10% of consolidated sales in 2005, 2004 or 2003.

In accordance with SFAS No. 131, the following table presents information related to each operating segment included in, and in a manner consistent with, internal management reports. The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.

Inter-segment sales were not significant. Income from reportable segments is exclusive of certain unallocated income and expenses, including LIFO adjustments, interest expense and income taxes. Total assets by segment are those assets that are used exclusively by such segment. Unallocated assets are principally cash, corporate property and equipment, and investments. Long-lived assets consist of all long-term assets, excluding investments, goodwill, intangible assets, and deferred tax assets.

	SEGMENT INFORMATION
(In thousands)	Performance Coatings & Finishes	Fiberglass- Composite Pipe	Water Transmission	Infrastructure Products	Other	Eliminations	Total
2005
Sales	$209,807	$134,071	$192,731	$168,990	$-	$(1,025)	$704,574
Income before interest, income taxes and
equity in earnings of joint venture	5,634	24,482	25,845	22,127	(34,794)	-	43,294
Equity in earnings of joint venture,
net of taxes	-	-	-	-	9,005	-	9,005
Income from joint ventures - cost method	540	1,300	-	-	-	-	1,840
Investments in joint ventures
Equity method	-	-	-	-	13,777	-	13,777
Cost method	2,138	3,784	-	-	-	-	5,922
Long-lived assets	40,685	30,199	38,520	43,553	39,048	-	192,005
Total assets	170,784	176,713	132,803	83,053	162,979	(148,296)	578,036
Capital expenditures	5,108	8,919	5,567	4,607	1,170	-	25,371
Depreciation and amortization	5,790	4,070	3,910	4,444	710	-	18,924
2004
Sales	$199,623	$116,289	$154,231	$136,312	$-	$(602)	$605,853
Income before interest, income taxes and
equity in earnings of joint venture	4,458	21,429	13,458	14,519	(37,877)	-	15,987
Equity in earnings of joint venture, net of taxes	-	-	-	-	10,791	-	10,791
Income from joint ventures - cost method	506	-	-	-	-	-	506
Investments in joint ventures
Equity method	-	-	-	-	16,042	-	16,042
Cost method	2,138	3,784	-	-	-	-	5,922
Long-lived assets	46,166	26,353	37,970	40,564	41,481	-	192,534
Total assets	173,807	155,390	120,921	74,623	198,797	(179,601)	543,937
Capital expenditures	5,291	4,777	2,693	5,045	506	-	18,312
Depreciation and amortization	5,597	4,115	3,977	4,507	701	-	18,897
2003
Sales	$190,280	$114,613	$165,497	$130,493	$-	$(388)	$600,495
Income before interest, income taxes and
equity in earnings of joint venture	9,383	21,881	26,634	15,509	(23,459)	-	49,948
Equity in earnings of joint venture, net of taxes	-	-	-	-	614	-	614
Income from joint ventures - cost method	636	3,042	2,633	-	-	-	6,311
Investments in joint ventures
Equity method	-	-	-	-	13,064	-	13,064
Cost method	1,695	3,784	-	-	-	-	5,479
Long-lived assets	43,036	24,700	39,470	40,122	51,838	-	199,166
Total assets	164,399	147,326	125,501	70,202	184,839	(158,775)	533,492
Capital expenditures	5,901	2,542	2,656	5,041	967	-	17,107
Depreciation and amortization	5,206	3,940	4,124	4,382	719	-	18,371

	GEOGRAPHIC AREAS
(In thousands)	United States	Europe	Asia	Other	Eliminations	Total
2005
Sales to external customers	$490,594	$95,674	$67,202	$51,104	$-	$704,574
Long-lived assets	136,201	23,732	19,228	12,844	-	192,005
Total assets	475,722	95,196	113,062	42,352	(148,296)	578,036
2004
Sales to external customers	$405,731	$96,682	$58,508	$44,932	$-	$605,853
Long-lived assets	135,747	30,160	13,133	13,494	-	192,534
Total assets	476,486	108,135	97,172	41,745	(179,601)	543,937
2003
Sales to external customers	$422,091	$92,104	$51,228	$35,072	$-	$600,495
Long-lived assets	148,453	28,210	10,692	11,811	-	199,166
Total assets	464,548	106,637	80,826	40,256	(158,775)	533,492

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2005 and 2004, follow:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Sales	$138,812	$176,205	$193,047	$196,510
Gross profit	33,012	44,818	52,652	51,625
Net income	481	5,270	13,528	13,331
Diluted net income per share	.06	.62	1.58	1.53
Stock price per share-high	38.85	36.96	39.11	46.61
Stock price per share-low	31.96	31.76	33.00	38.91
Dividends per share	.20	.20	.20	.20

2004
Sales	$129,668	$150,516	$155,413	$170,256
Gross profit	29,939	36,586	38,245	43,641
Net income/(loss)	(2,753)	6,873	(8,775)	18,114
Diluted net income/(loss) per share	(.34)	.82	(1.05)	2.13
Stock price per share-high	40.05	39.60	35.60	38.02
Stock price per share-low	32.40	28.60	30.96	32.21
Dividends per share	.20	.20	.20	.20

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(Not applicable)

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2005 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Commission filings.  No changes were made in the Company's internal controls over financial reporting during the fiscal quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of November 30, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of November 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation

We have completed integrated audits of Ameron International Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 30, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on Ameron International Corporation's 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of November 30, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9(A), that the Company maintained effective internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
January 30, 2006

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors, the Audit Committee of the Board of Directors, and the audit committee financial expert, is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company's Proxy Statement under the section captioned "The Board and Its Committees." Such information is incorporated herein by reference. The Board of Directors has determined that none of the members of its Audit Committee is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K.

Information with respect to the executive officers who are not directors of the Company is located in Part I, Item 4 of this report.

The Company has adopted a Code of Business Conduct and Ethics (the "Code") that applies to directors, officers and employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Copies of the Code, as well as each of the Company's Corporate Governance Guidelines and charters of the Audit, the Compensation and the Nominating & Corporate Governance committees of its Board of Directors are available on the Company's website, located at www.ameron.com, and are available in print to stockholders upon written request to the Secretary of the Company at the Company's headquarters address.

ITEM 11 - EXECUTIVE COMPENSATION*

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

ITEM 14 - PRINCIPAL ACCOUNTANT'S FEES AND SERVICES*

*The information required by Items 11, 12, 13 and 14 is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENT SCHEDULES:

The following financial statements are included in this Annual Report on Form 10-K:

Consolidated Statements of Income for the years ended November 30, 2005, 2004 and 2003.
Consolidated Balance Sheets as of November 30, 2005 and 2004.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended November 30, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements

Financial statements of TAMCO, a 50-percent owned company will be filed as an amendment under cover of Form 8 when such financial statements are available.  Summarized information as to the financial condition and results of operations for TAMCO is presented in Note (5) in the Notes to Consolidated Financial Statements, under Part II, Item 8.

The following additional financial data should be read in conjunction with the Consolidated Financial Statements. Schedules not included with this additional financial data have been omitted because they are either not applicable, not required, not significant, or the required information is provided in the Consolidated Financial Statements under Financial Statements and Supplementary Data, under Part II, Item 8.

SCHEDULE	SCHEDULES OF AMERON
I	Valuation and Qualifying Accounts and Reserves

    (2) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
3(i)	Certificate of Incorporation (1)
3(ii)	Bylaws (2)
4	Instruments Defining the Rights of Security Holders, Including Indentures
10	Material Contracts
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

(b) REPORTS ON FORM 8-K

Three reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 2005 as follows:

September 26, 2005 reporting under Item 2.02, the financial results for the Company's third quarter ended August 28, 2005.

September 27, 2005 reporting under Item 8.01, the declaration of a quarterly dividend of 20 cents per share of common stock for the Company's third quarter ended August 28, 2005.

October 4, 2005 reporting under Item 5.02, the appointment of principal officers of the Company.

(1) The Certificate of Incorporation is incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed June 24, 2005.

(2) The Bylaws are incorporated by reference to the Report on Form 8-K of the Company filed March 24, 2005.

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2005

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,984	$2,502	$(2,362)	$(431)	$7,693

INCLUDED IN CURRENT LIABILITIES

Reserve for pending claims and litigation	$3,083	$4,869	$(5,738)	$(512)	$1,702

Reserve for product warranty	4,297	3,566	(3,738)	(99)	4,026

Other reserves	110	(65)	-	(1)	44

Reserve for self-insured programs	15,909	8,300	(6,610)	6,021	23,620

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEAR ENDED NOVEMBER 30, 2004

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions, Payments and Write-offs	Reclassifications and Other	Balance at End of Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$8,168	$1,991	$(3,032)	$857	$7,984

INCLUDED IN CURRENT LIABILITIES

Reserve for pending claims and litigation	$4,547	$2,358	$(3,822)	$-	$3,083

Reserve for product warranty	3,770	5,056	(4,632)	103	4,297

Other reserves	176	60	(131)	5	110

Reserve for self-insured programs	14,988	6,736	(5,817)	2	15,909

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
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

Date: February 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-1-06	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	President and Chief Executive
Officer (Principal Executive
Officer)

Date: 2-1-06	/s/ James R. McLaughlin	Senior Vice President, Chief Financial Officer & Treasurer
	James R. McLaughlin	(Principal Financial & Accounting Officer)

Date: 2-1-06	/s/ Daniel J. Emmett	Vice President, Controller
Daniel J. Emmett

Date: 2-1-06	/s/Peter Barker	Director
Peter K. Barker

Date: 2-1-06	/s/David Davenport	Director
David Davenport

Date: 2-1-06	/s/Michael Hagan	Director
J. Michael Hagan

Date: 2-1-06	/s/Terry Haines	Director
Terry L. Haines

Date: 2-1-06	/s/John Peppercorn	Director
John E. Peppercorn

Date: 2-1-06	/s/Dennis Poulsen	Director
Dennis C. Poulsen