Form 10-K/A
period 2005-11-30
AMERON INTERNATIONAL CORP
filed 2006-02-21
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

On February 1, 2006 there were 8,740,891 shares of Common Stock, $2.50 par value, outstanding. No other class of Common Stock exists.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K for the year ended November 30, 2005 (the "Original Filing") of Ameron International Corporation (the "Company"), and is being filed to correct the number of shares of the Company's common stock outstanding as of February 1, 2006, as stated on the cover page.  The Original Filing stated that there were 8,695,891 shares of the registrant's common stock outstanding on February 1, 2006, when there were 8,740,891 shares outstanding.

This Amendment No. 1 is also being filed to amend Part IV, Item 15(c) of the Original Filing, to add the financial statements of TAMCO as of November 30, 2005, and for each of the three years in the period ended November 30, 2005 and Reports of Independent Registered Public Accounting Firms, as provided in Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Javier Solis
Javier Solis, Senior Vice President & Secretary

February 17, 2006

EXHIBIT INDEX

EXHIBIT	EXHIBITS OF AMERON
23.2	Consent of PricewaterhouseCoopers LLP
23.3	Consent of Deloitte & Touche LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99.1	TAMCO Financial Statements as of November 30, 2005, and for each of the three years in the period ended November 30, 2005 and Reports of Independent Registered Public Accounting Firms