Form 10-Q
period 2006-03-05
AMERON INTERNATIONAL CORP
filed 2006-04-11
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 5, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer / /       Accelerated filer /x/       Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes / /  No /x/

The number of shares outstanding of Common Stock, $2.50 par value, was 8,740,891 on March 5, 2006.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

FORM 10-Q

For the Quarter Ended March 5, 2006

INDEX

			Page
Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
		Consolidated Statements of Income	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3.	Quantitative and Qualitative Market Risk Disclosures	22
	Item 4.	Controls and Procedures	22

Part II.	Other Information
	Item 1.	Legal Proceedings	22
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 6.	Exhibits and Reports on Form 8-K	23

Signature Page			24

Certifications

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(In thousands, except share and per share data)	March 5, 2006	February 27, 2005
Sales	$175,292	$138,812
Cost of Sales	(133,377)	(105,800)
Gross Profit	41,915	33,012

Selling, General and Administrative Expenses	(37,455)	(32,975)
Other Income, Net	957	1,167
Income before Interest, Income Taxes and Equity in Earnings of Joint Venture	5,417	1,204
Interest Expense, Net	(924)	(1,378)
Income/(Loss) before Income Taxes and Equity in Earnings of Joint Venture	4,493	(174)
Provision for Income Taxes	(1,662)	61
Income/(Loss) before Equity in Earnings of Joint Venture	2,831	(113)
Equity in Earnings of Joint Venture, Net of Taxes	780	594
Net Income	$3,611	$481

Net Income per share:
Basic	$.42	$.06
Diluted	$.41	$.06

Weighted-Average Shares:
Basic	8,614,269	8,342,338
Diluted	8,786,041	8,519,859

Cash Dividends per Share	$.20	$.20

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 5, 2006 (Unaudited)	November 30, 2005
Assets
Current Assets
Cash and Cash Equivalents	$43,684	$44,671
Receivables, Less Allowances of $7,898 in 2006 and $7,693 in 2005	178,590	180,558
Inventories	104,927	98,389
Deferred Income Taxes	17,598	17,598
Prepaid Expenses and Other Current Assets	12,537	11,714
Total Current Assets	357,336	352,930
Investments in Joint Ventures
Equity Method	14,373	13,777
Cost Method	5,922	5,922
Property, Plant and Equipment
Land	39,011	38,959
Buildings	88,247	88,606
Machinery and Equipment	294,859	284,593
Construction in Progress	10,862	15,500
Total Property, Plant and Equipment at Cost	432,979	427,658
Accumulated Depreciation	(277,947)	(272,993)
Total Property, Plant and Equipment, Net	155,032	154,665
Deferred Income Taxes	80	143
Intangible Assets, Net of Accumulated Amortization of $10,266 in 2006 and $10,142 in 2005	13,215	13,259
Other Assets	36,602	37,340
Total Assets	$582,560	$578,036

Liabilities and Stockholders' Equity
Current Liabilities
Current Portion of Long-Term Debt	$18,333	$18,333
Trade Payables	53,974	54,349
Accrued Liabilities	57,994	63,071
Income Taxes Payable	2,474	1,051
Total Current Liabilities	132,775	136,804
Long-Term Debt, Less Current Portion	82,309	77,109
Other Long-Term Liabilities	67,690	67,625
Total Liabilities	282,774	281,538

Stockholders' Equity
Common Stock, Par Value $2.50 per Share, Authorized 24,000,000 Shares, Outstanding
8,740,891 Shares in 2006 and 8,698,148 Shares in 2005, Net of Treasury Shares	28,590	28,450
Additional Paid-In Capital	31,520	28,936
Unearned Restricted Stock	(3,229)	(2,084)
Retained Earnings	328,657	326,795
Accumulated Other Comprehensive Loss	(35,767)	(36,324)
Treasury Stock (2,695,068 Shares in 2006 and 2,681,811 Shares in 2005)	(49,985)	(49,275)
Total Stockholders' Equity	299,786	296,498
Total Liabilities and Stockholders' Equity	$582,560	$578,036

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(In thousands)	March 5, 2006	February 27, 2005
Cash Flows from Operating Activities
Net Income	$3,611	$481
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,646	4,803
Amortization	51	51
Provision (Benefit) for Deferred Income Taxes	(99)	103
Net Earnings and Distributions from Joint Ventures	(596)	847
Gain from Sale of Assets	(46)	(56)
Stock Compensation Expense	1,366	30
Changes in Operating Assets and Liabilities:
Receivables	3,278	11,959
Inventories	(5,939)	(6,383)
Prepaid Expenses and Other Current Assets	(759)	(160)
Other Assets	741	(4,118)
Trade Payables	(1,110)	(1,522)
Accrued Liabilities and Income Taxes Payable	(3,788)	191
Other Long-Term Liabilities	58	2,845

Net Cash Provided by Operating Activities	1,414	9,071

Cash Flows from Investing Activities
Proceeds from Sale of Assets	154	278
Additions to Property, Plant and Equipment	(4,345)	(4,958)

Net Cash Used in Investing Activities	(4,191)	(4,680)

Cash Flows from Financing Activities
Issuance of Debt	3,888	5,891
Repayment of Debt	(22)	(165)
Dividends on Common Stock	(1,749)	(1,685)
Issuance of Common Stock	213	67
Change in Treasury Stock	(710)	(250)

Net Cash Provided by Financing Activities	1,620	3,858

Effect of Exchange Rate Changes on Cash and Cash Equivalents	170	11

Net Change in Cash and Cash Equivalents	(987)	8,260
Cash and Cash Equivalents at Beginning of Period	44,671	30,124

Cash and Cash Equivalents at End of Period	$43,684	$38,384

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands Except Per Share Data)

(Unaudited)

Note 1.  Basis of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries (the "Company" or "Ameron" or the "Registrant") as of March 5, 2006, and consolidated results of operations and cash flows for the three months ended March 5, 2006 and February 27, 2005.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter ends on the Sunday before or after the end of the relevant calendar month, such that each quarter consists of approximately 13 full weeks.  Ameron's fiscal year ends on November 30, regardless of the day of the week.  The number of days per quarter can change from period to period.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in Ameron's Annual Report on Form 10-K for the year ended November 30, 2005 ("2005 Annual Report").

Note 2.  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position and results of operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3.  Inventories

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	March 5, 2006	November 30, 2005
Finished Products	$59,291	$54,661
Materials and Supplies	24,618	23,636
Products in Process	21,018	20,092

	$104,927	$98,389

Note 4.  Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 5, 2006	February 27, 2005
Interest Paid	$647	$244

Income Taxes Paid	$277	$858

Note 5.  Joint Ventures

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended
	March 5, 2006	February 27, 2005
Net Sales	$51,069	$47,185

Gross Profit	$5,102	$4,577

Net Income	$1,741	$1,598

Investments in Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings and dividends from the Company's  joint ventures were as follows:

	Three Months Ended
	March 5, 2006	February 27, 2005
Earnings from Joint Ventures
TAMCO	$871	$655
Dividends Received from Joint Ventures
TAMCO	$275	$1,502
ASAL	-	-
BL	-	-
OAL	-	-

Earnings from ASAL, BL, and OAL, if any, are included in other income.

Note 6.  Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, including restricted shares, plus the effect of outstanding stock options, using the treasury stock method.  All outstanding common stock equivalents, consisting of options to purchase 456,783 and 690,351 common shares, were dilutive for the three months ended March 5, 2006 and February 27, 2005, respectively.  Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended
	March 5, 2006	February 27, 2005
Numerator:
Net income	$3,611	$481

Denominator for basic income per share:
Weighted-average shares outstanding, basic	8,614,269	8,342,338

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	8,614,269	8,342,338
Dilutive effect of stock options	171,772	177,521
Weighted-average shares outstanding, diluted	8,786,041	8,519,859

Basic net income per share	$.42	$.06

Diluted net income per share	$.41	$.06

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7.  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended
	March 5, 2006	February 27, 2005
Net Income	$3,611	$481
Foreign Currency Translation Adjustment	557	424
Comprehensive Loss from Joint Venture	-	(23)

Comprehensive Income	$4,168	$882

Note 8.  Debt

The Company's long-term debt consisted of the following:

	March 5, 2006	November 30, 2005
Fixed-rate notes:
7.92% senior notes, payable in annual principal installments of $8,333, maturing in September 2006	$8,333	$8,333
5.36% senior notes, payable in annual principal installments of $10,000, maturing in November 2009	40,000	40,000
4.25% senior notes, payable in Singapore Dollars, in annual principal installments of $6,293, commencing in 2008, maturing in November 2012	31,467	30,158
Variable-rate industrial development bonds:
Maturing in 2016 (3.40% at March 5, 2006)	7,200	7,200
Maturing in 2021 (3.40% at March 5, 2006)	8,500	8,500
Variable-rate bank revolving credit facilities:
Foreign, maturing in September 2010 (4.25% at March 5, 2006)	5,142	1,251

Total long-term debt	100,642	95,442
Less current portion	(18,333)	(18,333)

Long-term debt, less current portion	$82,309	$77,109

The Company maintains a $100,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of March 5, 2006.  The Revolver, the 4.25% term notes, 5.36% term notes and the 7.92% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit  that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

Borrowings under certain bank facilities by the Company and its foreign subsidiaries are supported by the Revolver and, accordingly, have been classified as long-term debt and are considered payable when the Revolver is due.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9.  Segment Information

The Company provides certain information about operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company has determined that it has four operating segments: Performance Coatings & Finishes, Fiberglass-Composite Pipe, Water Transmission, and Infrastructure Products. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. The Company's Chief Operating Decision Maker ("CODM") is the Chief Executive Officer who primarily reviews the sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the reportable segments based on revenue, wages, or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

Following is information related to each operating segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended
	March 5, 2006	February 27, 2005
Sales
Performance Coatings & Finishes	$49,320	$41,945
Fiberglass-Composite Pipe	36,592	26,432
Water Transmission	43,181	34,978
Infrastructure Products	46,390	35,535
Eliminations	(191)	(78)

Total Sales	$175,292	$138,812

Income (Loss) Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Performance Coatings & Finishes	$(316)	$(2,518)
Fiberglass-Composite Pipe	5,799	3,996
Water Transmission	1,898	2,690
Infrastructure Products	6,863	3,419
Corporate & Unallocated	(8,827)	(6,383)

Total Income Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$5,417	$1,204

	March 5, 2006	November 30, 2005
Assets
Performance Coatings & Finishes	$172,969	$170,784
Fiberglass-Composite Pipe	187,447	176,713
Water Transmission	132,448	132,803
Infrastructure Products	83,312	83,053
Corporate & Unallocated	175,219	162,979
Eliminations	(168,835)	(148,296)

Total Assets	$582,560	$578,036

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10.  Commitments & Contingencies

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of March 5, 2006, the Company was a defendant in asbestos-related cases involving 2,642 claimants, compared to 8,906 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 5, 2006, there were four new claimants, dismissals and/or settlements involving 6,268 claimants, and no judgments.  No net costs and expenses were incurred by the Company during the quarter ended March 5, 2006 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with  SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of March 5, 2006, the Company was a defendant in silica-related cases involving 2,543 claimants, compared to 7,447 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 5, 2006, there were two new claimants, dismissals and/or settlements involving 4,906 claimants, and no judgments.  No net costs and expenses were incurred by the Company during the quarter ended March 5, 2006 in connection with silica-related claims.

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

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flow, or its results of operations if disposed of unfavorably.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11.  Product Warranties and Guarantees

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  Management establishes product warranty accruals based on historical experience and other currently available information.

Changes in the product warranty accrual were as follows:

	Three Months Ended
	March 5, 2006	February 27, 2005
Balance, Beginning of Period	$4,026	$4,297
Payments	(530)	(699)
Warranty Accruals During the Period	418	945

Balance, End of Period	$3,914	$4,543

Note 12.  Goodwill and Other Intangible Assets

Changes in the Company's carrying amount of goodwill by business segment were as follows:

		Foreign Currency
Segment	November 30, 2005	Translation Adjustments	March 5, 2006
Performance Coatings & Finishes	$11,441	$5	$11,446
Fiberglass-Composite Pipe	1,440	-	1,440
Infrastructure Products	201	-	201

Total	$13,082	$5	$13,087

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	March 5, 2006		November 30, 2005
	Gross Intangible Assets	Accumulated Amortization	Gross Intangible Assets	Accumulated Amortization
Trademarks	$2,134	$(2,085)	$2,119	$(2,062)
Non-compete Agreements	2,105	(2,026)	2,105	(1,985)
Patents	212	(212)	212	(212)
Leasehold Interests	1,930	(1,930)	1,930	(1,930)

Total	$6,381	$(6,253)	$6,366	$(6,189)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three months ended March 5, 2006 and February 27, 2005 was $51 and $51, respectively.  At March 5, 2006, estimated future amortization expense was as follows:  $112 for the remaining nine months of 2006 and $16 for 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13.  Stock-Based Compensation

As of March 5, 2006, the Company had outstanding grants under the following share-based compensation plans:

  1992 Incentive Stock Compensation Plan ("1992 Plan") - The 1992 Plan was terminated in 2001, except as to the outstanding options.  500,000 new shares of common stock were made available for awards to key employees.  Key employees were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate fifteen years from the dates of grant.

  1994 Non-Employee Director Stock Option Plan ("1994 Plan") - The 1994 Plan was terminated in 2001, except as to the outstanding options.  240,000 new shares of common stock were made available for awards to non-employee directors.  Non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the dates of grant.

  2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  380,000 new shares of common stock were made available for awards to key employees and non-employee directors.  The 2001 Plan served as the successor to both 1992 Plan and 1994 Plan and superseded those plans.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2001 Plan.  Such restricted stock grants vested in equal annual installments over four years.

  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years.  Such options terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  During the three months ended March 5, 2006, the Company granted 45,000 restricted shares to key employees with fair value of $2,461.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At March 5, 2006, there were 30,000 shares subject to such stock options.

Prior to December 1, 2005, the company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its various stock option plans.  Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments," using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior period have not been adjusted.  Stock-based compensation expense for the three months ended March 5, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

As a result of adopting SFAS No. 123 (R), the Company's income before income taxes and equity in earnings of joint venture for the three months ended March 5, 2006 included compensation expense of $51 related to stock-based compensation arrangements.  This amount did not have a significant impact on either basic or diluted earnings per share, and there were no capitalized share-based compensation costs, for the three months ended March 5, 2006.

Prior to the adoption of SFAS No. 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows.  In accordance with SFAS No. 123 (R), the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the three months ended March 5, 2006, no excess tax benefits were reported as financing cash flows.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended February 27, 2005:

February 27, 2005
Reported Net Income	$481
Add: Stock-based Employee Compensation Expense Included in Reported Net Income, Net of Tax	20
Deduct: Stock-based Employee Compensation Expense Determined under SFAS No. 123, Net of Tax	(249)
Pro Forma Net Income	$251

Basic Net Income Per Share:
As Reported	$0.06
Pro Forma	$0.03

Diluted Net Income Per Share:
As Reported	$0.06
Pro Forma	$0.03

The following table summarizes the stock option activity for the three months ended March 5, 2006:

Options	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2005	467,783	$24.11
Exercised	(11,000)	19.30
Outstanding at March 5, 2006	456,783	24.22	5.91	$17,169

Options exercisable at March 5, 2006	413,283	23.35	5.67	$15,896

For the three months ended March 5, 2006, no options were granted, were forfeited or expired.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the first quarter of 2006 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on March 5, 2006.  This amount will change based on the fair market value of the Company's stock.  As of March 5, 2006, there was $272 of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Net cash proceeds from stock option exercises were $213 and $67 for the three months ended March 5, 2006 and February 27, 2005, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14.  Employee Benefit Plans

For the three months ended March 5, 2006 and February 27, 2005, net pension and postretirement costs were comprised of the following:
	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plans		Non U.S. Plans
	Three Months Ended March 5 and February 27,
	2006	2005	2006	2005	2006	2005
Service Cost	$852	$781	$332	$349	$20	$30
Interest Cost	2,510	2,519	426	484	45	51
Expected Return on Plan Assets	(3,013)	(2,801)	(325)	(362)	(7)	(8)
Amortization of Unrecognized
Prior Service Cost	25	25	145	172	(4)	(4)
Amortization of Unrecognized
Net Transition Obligation	-	-	-	-	12	18
Amortization of Accumulated Loss	1,235	1,239	114	20	10	15
Settlement	-	-	2,275	-	-	-
Curtailment	-	-	(1,918)	-	-	-

Net Periodic Cost	$1,609	$1,763	$1,049	$663	$76	$102

The Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible.  The Company expects to contribute $16,627 to the U.S. pension plan and $1,260 to the non-U.S. pension plan in 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 2005 Annual Report, under Part II, Item 7.  Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets and statements of income and cash flows.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, in the Company's 2005 Annual Report.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite Pipe, and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  In limited circumstances within the Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is estimated by multiplying total estimated contract revenue by the percentage of completion and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage-of-completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other three segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage of completion methodolgy.

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

Property, plant and equipment is stated on the basis of cost and depreciated principally using a straight-line method based on the estimated useful lives of the related assets, generally three to 40 years.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related assets to estimated fair value.  The Company also reviews intangible assets for impairment at least annually, based on the estimated future, discounted cash flows associated with such assets.  Actual cash flows may differ significantly from estimated cash flows.  Additionally, current estimates of future cash flows may differ from subsequent estimates of future cash flows.  Changes in estimated or actual cash flows could materially impact the Company's consolidated financial statements.

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases insurance to cover losses in excess of the self-insured limits.  Currently, the Company's self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general or product liability claim, and $.25 million per vehicle liability claim.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 5, 2006, the Company's working capital totaled $224.6 million, an increase of $8.5 million from working capital of $216.1 million as of November 30, 2005.  The increase was related to seasonality and project timing.

During the three months ended March 5, 2006, the Company generated $1.4 million of cash from operating activities compared to $9.1 million generated in the three months ended February 27, 2005.  The lower operating cash flow in 2006 was primarily due to lower dividends from TAMCO, payment of wages and benefits, and the timing of collections, offset by higher earnings.

Net cash used in investing activities totaled $4.2 million during the three months ended March 5, 2006, compared to $4.7 million in the three months ended February 27, 2005.  In 2006, net cash used in investing activities consisted of capital expenditures of $4.3 million.   Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in Malaysia.  During the year ending November 30, 2006, the Company anticipates spending between $25 and $35 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash provided by financing activities totaled $1.6 million during the three months ended March 5, 2006, compared to $3.9 million in the three months ended February 27, 2005.  The net cash provided by financing activities in 2006 consisted of net borrowings of $3.9 million, common stock dividends of $1.7 million, and treasury stock purchases of $.7 million.  The issuance of common stock related to exercised stock options generated cash of $.2 million in 2006.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $80.6 million as of March 5, 2006. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of March 5, 2006, the Company maintained a consolidated leverage ratio of 1.33 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of March 5, 2006, qualifying tangible assets equaled 1.95 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.25 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of March 5, 2006, the Company maintained such a fixed charge coverage ratio of 1.83 times.

Cash and cash equivalents at March 5, 2006 totaled $43.7 million, a decrease of $1.0 million from November 30, 2005.  At March 5, 2006, the Company had total debt outstanding of $100.6 million, compared to $95.4 million at November 30, 2005, and approximately $115.5 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2006 were $100.8 million and $99.6 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2006.  The Company expects to contribute $16.6 million to the U.S. pension plan and $1.3 million for the non-U.S. pension plan in 2006.  The amount of contribution to the U.S. pension plan reflects application of an Additional Funding Charge ("AFC") requirement and the timing of contributions.  Assuming no change in pension assumptions or legislation, it is anticipated that the AFC requirement would be in effect for another three years.  Thereafter, annual pension contributions would decline to under $5.0 million.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

The Company's contractual obligations and commercial commitments at March 5, 2006 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt (a)	$100,642	$18,333	$26,293	$27,728	$28,288
Interest Payments on Debt (b)	12,368	3,810	4,816	2,941	801
Operating Leases	42,326	5,166	8,547	8,459	20,154
Purchase Obligation (c)	833	833	-	-	-
Total Contractual Obligations (d)	$156,169	$28,142	$39,656	$39,128	$49,243

	Commitments Expiring Per Period
Commercial Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit (e)	$2,012	$1,912	$100	$-	$-
Total Commercial Commitments (d)	$2,012	$1,912	$100	$-	$-

(a) Included in long-term debt is $5,142 outstanding under a revolving credit facility which is supported by the Revolver.

(b) Future interest payments related to debt obligations, excluding the Revolver and the industrial development bonds.

(c) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.

(d) The Company has no capitalized lease obligations, guarantees, or standby repurchase obligations.

(e) Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS

General

Net income totaled $3.6 million, or $.41 per diluted share, on sales of $175.3 million for the quarter ended March 5, 2006, compared to net income of $.5 million, or $.06 per diluted share, on sales of $138.8 million for the same period in 2005.  Sales increased in all groups due to improving business conditions and project timing in the Water Transmission Group.  Net income was higher due primarily to sales growth.  Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in California, increased by $.2 million, compared to the first quarter of 2005.

Sales

Sales increased $36.5 million in the first quarter of 2006, compared to the similar period in 2005.  All operating segments had higher sales in 2006 due to improved demand, project timing and price increases, offset partially by the impact of changing foreign exchange rates on the Company's foreign coatings and fiberglass pipe operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Sales of the Performance Coatings & Finishes Group increased $7.4 million, or 17.6%, in the first quarter of 2006, compared to the first quarter of 2005.  The sales improvement was due to volume growth and price increases.  Sales of coatings in the U.S. and Europe increased $7.1 million, while sales of lighter-duty product finishes in Australia and New Zealand increased slightly.  U.S. sales improved in nearly every marine and protective coatings market segment.  European volume growth was positive in most markets and regions.  Looking forward, market conditions have been improving, and the Performance Coatings & Finishes Group should continue to recover.

Fiberglass-Composite Pipe's sales increased $10.2 million, or 38.4%, in the first quarter of 2006, compared to the similar period in 2005.  Sales from operations in the U.S. increased $6.2 million due to significant demand for onshore oilfield piping and increased activity in the marine and offshore business segments.  Sales from Asian operations increased $2.0 million and were driven mainly by growth in the Middle Eastern industrial sector.  Sales in Europe increased $2.0 million due to volume growth in  industrial and marine markets.  The strong demand for oilfield and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

The Water Transmission Group's sales increased $8.2 million in the first quarter of 2006, compared to the similar period in 2005.  Timing of domestic project work and increased activity at the Group's operation in Columbia contributed $5.7 million of the revenue growth.  Higher demand for protective lining products and wind towers increased sales by $2.5 million.  Revenue is recognized in the Water Transmission Group primarily under the percentage of completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2006 with a lower backlog due to completion of most of a major sewer project in Northern California in 2005.  Market conditions remain soft due to fiscal constraints and continuation of a short-term cyclical slowdown in water infrastructure projects in the Company's markets.

Infrastructure Products' sales increased $10.9 million, or 30.5%, in the first quarter of 2006, compared to the similar period in 2005.  Higher demand for concrete and steel poles was due principally to the continued strong housing market and improved market penetration, particularly in the southeast U.S.  Ameron's Hawaiian operation had higher sales due to the continued strength of the commercial and residential construction markets on Oahu and Maui.  The forecast for the Infrastructure Products Group remains favorable.

Gross Profit

Gross profit in the first quarter of 2006 was $41.9 million, or 23.9% of sales, compared to $33.0 million, or 23.8% of sales, in the first quarter of 2005.  Gross profit increased $8.9 million in the first quarter of 2006 due to higher sales.

The Performance Coatings & Finishes Group had increased gross profit of $3.3 million in the first quarter of 2006, compared to the first quarter of 2005.  Profit margins improved to 27% in the quarter compared to 24% in the similar period in 2005.  Increased sales volume generated $1.7 million in additional gross profit, while higher margins due principally to price increases generated $1.6 million in additional gross profit.

The Fiberglass-Composite Pipe Group's gross profit increased $1.9 million in the first quarter of 2006, compared to the same period in 2005.  However, due to a change in product and market mix, profit margins declined from 34% to 30%.  Increased sales generated additional gross profit of $3.5 million, while lower margins reduced gross profit $1.6 million.  The unfavorable mix effect was primarily due to volume growth in the international industrial markets and higher sales in the onshore oilfield market.

Water Transmission Group's gross profit decreased $.3 million in the first quarter of 2006, compared to 2005.  Profit margins declined from 20% to 16%.  Increased sales generated $1.6 million in additional gross profit, while lower margins reduced gross profit $1.9 million.  Margins were unfavorably impacted by the mix of contract margins and start-up costs associated with the introduction of wind towers.

Gross profit in the Infrastructure Products Group increased $4.1 million in the first quarter of 2006, compared to the same period in 2005.  Profit margins increased from 19% to 23%.  Increased sales generated $2.1 million in additional gross profit, while higher margins increased gross profit $2.0 million.  Higher margins were driven by price increases and operating efficiencies due to increased production levels.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $37.5 million, or 21.4% of sales, in the first quarter of 2006, compared to $33.0 million, or 23.8% of sales, in the first quarter of 2005.  The $4.5 million increase included higher incentive and stock compensation expenses of $2.7 million, and higher commission and administrative expenses of $1.8 million associated with higher sales.

Other Income

Other income decreased from $1.2 million in the first quarter of 2005 to $1.0 million in the first quarter of 2006.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  Higher royalties and income from affiliates were offset by foreign currency transaction losses in the first quarter of 2006.

Interest

Net interest expense totaled $.9 million in the first quarter of 2006, compared to $1.4 million in the first quarter of 2005.  The decrease in net interest expense was due to higher interest income from short-term investments.

Provision for Income Taxes

Income taxes increased to $1.7 million in the first quarter of 2006 from a benefit of $.1 million in the first quarter of 2005.  The effective tax rate was 37% in 2006.  The effective tax rate is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture increased to $.8 million in the first quarter of 2006, compared to $.6 million in 2005.  Equity income increased due to TAMCO,  Ameron's 50%-owned mini-mill in California.  TAMCO's first quarter profits rose due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's 2005 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedure - Management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 5, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of March 5, 2006, the Company was a defendant in asbestos-related cases involving 2,642 claimants, compared to 8,906 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 5, 2006, there were four new claimants, dismissals and/or settlements involving 6,268 claimants, and no judgments.  No net costs and expenses were incurred by the Company during the quarter ended March 5, 2006 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with  SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of March 5, 2006,  the Company was a defendant in silica-related cases involving 2,543 claimants, compared to 7,447 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 5, 2006, there were two new claimants, dismissals and/or settlements involving 4,906 claimants, and no judgments.  No net costs and expenses were incurred by the Company during the quarter ended March 5, 2006 in connection with silica-related claims.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $16.4 million of consolidated retained earnings were not restricted at March 5, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs*
12/1/05 thru 1/1/06	-	N/A	-	40,774
1/2/06 thru 2/5/06	13,257	$53.58	-	45,047
2/6/06 thru 3/5/06	-	N/A	-	45,047

*  Shares may be repurchased by the Company to pay taxes applicable to the vesting of employee's restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

Item 6.  Exhibits and Reports on Form 8-K

(a) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *

(b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the first quarter of 2006 as follows:

January 12, 2006 reporting the Company's quarterly dividend of $.20 per share, as reported in a press release dated January 12, 2006.

January 27, 2006 reporting changes to the compensation payable to the Company's executive officers, and to report the Company's results of operations for the fiscal year ended November 30, 2005, as reported in a press release dated January 26, 2006.

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

AMERON INTERNATIONAL CORPORATION

By:	/s/ James R. McLaughlin
James R. McLaughlin, Senior Vice President, Chief Financial Officer & Treasurer

Date: April 11, 2006