Form 10-Q
period 2006-06-04
AMERON INTERNATIONAL CORP
filed 2006-07-13
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 4, 2006

or

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

The number of outstanding shares of Common Stock, $2.50 par value, was 8,798,711 on June 4, 2006.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

FORM 10-Q

For the Quarter Ended June 4, 2006

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(In thousands, except share and per share data)	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Sales	$193,699	$176,205	$368,991	$315,017
Cost of Sales	(141,809)	(131,387)	(275,186)	(237,187)
Gross Profit	51,890	44,818	93,805	77,830

Selling, General and Administrative Expenses	(38,404)	(40,024)	(75,859)	(72,999)
Other Income, Net	10,249	809	11,206	1,976
Income before Interest, Income Taxes and Equity in Earnings of Joint
Venture	23,735	5,603	29,152	6,807
Interest Expense, Net	(924)	(1,110)	(1,848)	(2,488)
Income before Income Taxes and Equity in Earnings of Joint Venture	22,811	4,493	27,304	4,319
Provision for Income Taxes	(7,912)	(1,745)	(9,574)	(1,684)
Income before Equity in Earnings of Joint Venture	14,899	2,748	17,730	2,635
Equity in Earnings of Joint Venture, Net of Taxes	3,803	2,522	4,583	3,116
Net Income	$18,702	$5,270	$22,313	$5,751

Net Income per Share:
Basic	$2.16	$.63	$2.58	$.69
Diluted	$2.11	$.62	$2.53	$.68

Weighted-Average Shares:
Basic	8,669,661	8,365,139	8,641,965	8,353,738
Diluted	8,843,359	8,500,827	8,814,700	8,510,343

Cash Dividends per Share	$.20	$.20	$.40	$.40

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)	June 4, 2006	November 30, 2005
Assets
Current Assets
Cash and Cash Equivalents	$47,691	$44,671
Restricted Cash	9,001	-
Receivables, Less Allowances of $7,450 in 2006 and $7,693 in 2005	187,532	180,558
Inventories	118,377	98,389
Deferred Income Taxes	17,598	17,598
Prepaid Expenses and Other Current Assets	20,987	11,714
Total Current Assets	401,186	352,930
Investments in Joint Ventures
Equity Method	14,603	13,777
Cost Method	5,922	5,922
Property, Plant and Equipment
Land	39,297	38,959
Buildings	88,975	88,606
Machinery and Equipment	298,051	284,593
Construction in Progress	13,498	15,500
Total Property, Plant and Equipment at Cost	439,821	427,658
Accumulated Depreciation	(282,420)	(272,993)
Total Property, Plant and Equipment, Net	157,401	154,665
Deferred Income Taxes	-	143
Intangible Assets, Net of Accumulated Amortization of $10,650 in 2006 and $10,142 in 2005	13,328	13,259
Other Assets	36,160	37,340
Total Assets	$628,600	$578,036

Liabilities and Stockholders' Equity
Current Liabilities
Current Portion of Long-Term Debt	$18,333	$18,333
Trade Payables	58,768	54,349
Accrued Liabilities	73,596	63,071
Income Taxes Payable	7,747	1,051
Total Current Liabilities	158,444	136,804
Long-Term Debt, Less Current Portion	82,717	77,109
Other Long-Term Liabilities	65,061	67,625
Total Liabilities	306,222	281,538

Stockholders' Equity
Common Stock, Par Value $2.50 per Share, Authorized 24,000,000 Shares, Outstanding
8,798,711 Shares in 2006 and 8,698,148 Shares in 2005, Net of Treasury Shares	28,755	28,450
Additional Paid-In Capital	30,339	28,936
Unearned Restricted Stock	-	(2,084)
Retained Earnings	345,599	326,795
Accumulated Other Comprehensive Loss	(31,837)	(36,324)
Treasury Stock (2,703,148 Shares in 2006 and 2,681,811 Shares in 2005)	(50,478)	(49,275)
Total Stockholders' Equity	322,378	296,498
Total Liabilities and Stockholders' Equity	$628,600	$578,036

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(In Thousands)	June 4, 2006	May 29, 2005
Cash Flows from Operating Activities
Net Income	$22,313	$5,751
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used in) Operating Activities:
Depreciation	9,357	9,518
Amortization	99	105
Provision/(Benefit) for Deferred Income Taxes	(102)	147
Net Earnings and Distributions from Joint Ventures	(826)	898
Gain from Sale of Assets	(9,118)	(18)
Stock Compensation Expense	2,383	178
Changes in Operating Assets and Liabilities:
Receivables	(2,720)	(2,186)
Inventories	(18,438)	(17,579)
Prepaid Expenses and Other Current Assets	(9,009)	(73)
Other Assets	1,156	(3,980)
Trade Payables	3,121	8,118
Accrued Liabilities and Income Taxes Payable	16,426	(4,771)
Other Long-Term Liabilities	(2,604)	2,941

Net Cash Provided by/(Used in) Operating Activities	12,038	(951)

Cash Flows from Investing Activities
Proceeds from Sale of Assets	659	399
Additions to Property, Plant and Equipment	(9,864)	(12,529)

Net Cash Used in Investing Activities	(9,205)	(12,130)

Cash Flows from Financing Activities
Issuance of Debt	3,416	18,553
Repayment of Debt	(239)	(8,882)
Dividends on Common Stock	(3,509)	(3,378)
Issuance of Common Stock	1,409	155
Change in Treasury Stock	(1,203)	(501)

Net Cash (Used in)/Provided by Financing Activities	(126)	5,947

Effect of Exchange Rate Changes on Cash and Cash Equivalents	313	(302)

Net Change in Cash and Cash Equivalents	3,020	(7,436)
Cash and Cash Equivalents at Beginning of Period	44,671	30,124

Cash and Cash Equivalents at End of Period	$47,691	$22,688

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

Note 1.  Basis of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries (the "Company" or "Ameron" or the "Registrant") as of June 4, 2006, and consolidated results of operations and cash flows for the three and six months ended June 4, 2006 and May 29, 2005.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued.  The Company is required to adopt the provision of SFAS No. 154, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 amends FASB Statement No. 133 and FASB Statement No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.  The Company is required to adopt the provisions of SFAS No. 155, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 155 will have a material impact on the Company's financial position or results of operations.

Note 3. Restricted Cash

Restricted cash consists of net proceeds of $9,001 from the sale of property in Brea, California that were transferred directly to a trust fund established for a potential tax-free exchange under Internal Revenue Code Section 1031.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4.  Inventories

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	June 4, 2006	November 30, 2005
Finished Products	$60,090	$54,661
Materials and Supplies	26,242	23,636
Products in Process	32,045	20,092

	$118,377	$98,389

Note 5.  Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 4, 2006	May 29, 2005
Interest Paid	$2,576	$1,306

Income Taxes Paid	$3,331	$5,729

Restricted Cash	$9,001	$-

Not included in the cash flow statement for the six months ended June 4, 2006 was restricted cash of $9,001 related to the net proceeds from the sale of property in Brea, California.

Note 6.  Joint Ventures

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Six Months Ended
	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Net Sales	$72,702	$66,695	$123,771	$113,880

Gross Profit	$16,993	$11,603	$22,095	$16,179

Net Income	$8,490	$5,561	$10,231	$7,159

Investments in Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and Oasis-Ameron, Ltd. ("OAL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Six Months Ended
	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Earnings from Joint Ventures
TAMCO	$4,245	$2,781	$5,116	$3,436
Dividends Received from Joint Ventures
TAMCO	$4,015	$2,832	$4,290	$4,334
ASAL	-	-	-	-
BL	-	-	-	-
OAL	-	-	-	-

Earnings from ASAL, BL, and OAL, if any, are included in other income.

Note 7.  Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding stock options and restricted shares, using the treasury stock method.  All outstanding common stock equivalents, consisting of restricted shares of 98,002 and 99,834, and options to purchase 396,883 and 677,351 common shares, were dilutive for the three and six months ended June 4, 2006 and May 29, 2005, respectively.  Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Numerator:
Net income	$18,702	$5,270	$22,313	$5,751

Denominator for basic income per share:
Weighted-average shares outstanding, basic	8,669,661	8,365,139	8,641,965	8,353,738

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	8,669,661	8,365,139	8,641,965	8,353,738
Dilutive effect of stock options and restricted shares	173,698	135,688	172,735	156,605
Weighted-average shares outstanding, diluted	8,843,359	8,500,827	8,814,700	8,510,343

Basic net income per share	$2.16	$.63	$2.58	$.69

Diluted net income per share	$2.11	$.62	$2.53	$.68

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8.  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Net Income	$18,702	$5,270	$22,313	$5,751
Foreign Currency Translation Adjustment	3,930	(4,481)	4,487	(4,057)
Comprehensive Loss from Joint Venture	-	(56)	-	(79)

Comprehensive Income	$22,632	$733	$26,800	$1,615

Note 9.  Debt

The Company's long-term debt consisted of the following:

	June 4, 2006	November 30, 2005
Fixed-rate notes:
7.92% senior notes, payable in annual principal installments of $8,333, maturing in September 2006	$8,333	$8,333
5.36% senior notes, payable in annual principal installments of $10,000, maturing in November 2009	40,000	40,000
4.25% senior notes, payable in Singapore Dollars, in annual principal installments of $6,480, commencing in 2008, maturing in November 2012	32,401	30,158
Variable-rate industrial development bonds:
Maturing in 2016 (3.68% at June 4, 2006)	7,200	7,200
Maturing in 2021 (3.68% at June 4, 2006)	8,500	8,500
Variable-rate bank revolving credit facilities:
Foreign, maturing in September 2010 (4.41% at June 4, 2006)	4,616	1,251

Total long-term debt	101,050	95,442
Less current portion	(18,333)	(18,333)

Long-term debt, less current portion	$82,717	$77,109

The Company maintains a $100,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from ..75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of June 4, 2006.  The Revolver, the 4.25% term notes, 5.36% term notes and the 7.92% term notes are collateralized by a substantial portion of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

Borrowings under certain bank facilities by the Company and its foreign subsidiaries are supported by the Revolver and, accordingly, have been classified as long-term debt and are considered payable when the Revolver is due.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10.  Segment Information

The Company provides certain information about operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." In accordance with SFAS No. 131, the Company has determined that it has four reportable segments: Performance Coatings & Finishes, Fiberglass-Composite Pipe, Water Transmission, and Infrastructure Products. Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products. The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews the sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the reportable segments based on revenue, wages, or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended		Six Months Ended
	June 4, 2006	May 29, 2005	June 4, 2006	May 29, 2005
Sales
Performance Coatings & Finishes	$61,042	$54,067	$110,362	$96,012
Fiberglass-Composite Pipe	46,257	32,333	82,849	58,765
Water Transmission	37,906	46,085	81,087	81,063
Infrastructure Products	48,887	43,794	95,277	79,329
Eliminations	(393)	(74)	(584)	(152)
Total Sales	$193,699	$176,205	$368,991	$315,017

Income (Loss) Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Performance Coatings & Finishes	$3,053	$835	$2,737	$(1,683)
Fiberglass-Composite Pipe	10,097	5,959	15,896	9,955
Water Transmission	1,533	6,623	3,431	9,313
Infrastructure Products	7,516	5,557	14,379	8,976
Corporate & Unallocated	1,536	(13,371)	(7,291)	(19,754)
Total Income Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$23,735	$5,603	$29,152	$6,807

	June 4, 2006	November 30, 2005
Assets
Performance Coatings & Finishes	$186,346	$170,784
Fiberglass-Composite Pipe	146,856	176,713
Water Transmission	140,131	132,803
Infrastructure Products	95,115	83,053
Corporate & Unallocated	185,896	162,979
Eliminations	(125,744)	(148,296)

Total Assets	$628,600	$578,036

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11.  Commitments & Contingencies

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of June 4, 2006, the Company was a defendant in asbestos-related cases involving 924 claimants, compared to 2,642 claimants as of March 5, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 4, 2006, there were four new claimants, dismissals and/or settlements involving 1,722 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended June 4, 2006 in connection with asbestos-related claims were less than $100.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of June 4, 2006, the Company was a defendant in silica-related cases involving 241 claimants, compared to 2,543 claimants as of March 5, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 4, 2006, there were no new claimants, dismissals and/or settlements involving 2,302 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended June 4, 2006 in connection with silica-related claims were $282.

In April 2003, the Company was served with a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion").  The Company reached a settlement with McDermott in May 2005.  Legal costs and expenses related to this suit totaled $4,900 in the quarter ended May 29, 2005. In May 2003, Dominion brought a separate action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking damages allegedly sustained by Dominion resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert subsequently estimated Dominion's damages at approximately $128,000, a figure which the Company vigorously contests.  This matter is in discovery and no trial date has yet been established. The Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter; and no amounts have been accrued for a loss contingency related to this lawsuit.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries vigorously contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In addition, certain other claims suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, results of operations, or cash flow if disposed of unfavorably.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws.  While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, results of operations, or cash flows.

Note 12.  Product Warranties and Guarantees

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  Management establishes product warranty accruals based on historical experience and other currently available information.

Changes in the product warranty accrual were as follows:

	Six Months Ended
	June 4, 2006	May 29, 2005
Balance, Beginning of Period	$4,026	$4,297
Charges	(1,091)	(2,176)
Warranty Accruals During the Period	1,458	1,619

Balance, End of Period	$4,393	$3,740

Note 13.  Goodwill and Other Intangible Assets

Changes in the Company's carrying amount of goodwill by business segment were as follows:

		Foreign Currency
Segment	November 30, 2005	Translation Adjustments	June 4, 2006
Performance Coatings & Finishes	$11,441	$164	$11,605
Fiberglass-Composite Pipe	1,440	-	1,440
Infrastructure Products	201	-	201

Total	$13,082	$164	$13,246

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	June 4, 2006		November 30, 2005
	Gross Intangible Assets	Accumulated Amortization	Gross Intangible Assets	Accumulated Amortization
Trademarks	$2,204	$(2,162)	$2,119	$(2,062)
Non-compete Agreements	2,105	(2,065)	2,105	(1,985)
Patents	212	(212)	212	(212)
Leasehold Interests	1,930	(1,930)	1,930	(1,930)

Total	$6,451	$(6,369)	$6,366	$(6,189)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three months and six months ended June 4, 2006 was $48 and $99, respectively.  Amortization expense for the three months and six months ended May 29, 2005 was $54 and $105, respectively. At June 4, 2006, estimated future amortization expense was as follows:  $63 for the remaining six months of 2006 and $19 for 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14.  Stock-Based Compensation

As of June 4, 2006, the Company had outstanding grants under the following share-based compensation plans:

  1992 Incentive Stock Compensation Plan ("1992 Plan") - The 1992 Plan was terminated in 2001, except as to the outstanding options.  500,000 new shares of common stock were made available for awards to key employees.  Key employees were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate fifteen years from the date of grant.

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

  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years.  Such options terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  During the six months ended June 4, 2006, the Company granted 45,000 restricted shares to key employees with fair value of $2,461 and 6,000 restricted shares to non-employee directors with fair value of $360.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At June 4, 2006, there were 30,000 shares subject to such stock options.

Prior to December 1, 2005, the company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its various stock option plans.  Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payments," using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior period have not been adjusted.  Stock-based compensation expense for the three and six months ended June 4, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

As a result of adopting SFAS No. 123 (R), the Company's income before income taxes and equity in earnings of joint venture for the three and six months ended June 4, 2006 included compensation expense of $1,016 and $2,383, respectively, related to stock-based compensation arrangements.  There were no capitalized share-based compensation costs for the three and six months ended June 4, 2006.

Prior to the adoption of SFAS No. 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its statements of cash flows.  In accordance with SFAS No. 123 (R), the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the three and six months ended June 4, 2006, no excess tax benefits were reported as financing cash flows.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six-month periods ended May 29, 2005:

  Prior Year Stock-Based Compensation

	Three Months Ended	Six Months Ended
	May 29, 2005	May 29, 2005
Reported Net Income	$5,270	$5,751
Add: Stock-based Employee Compensation Expense Included in Reported Net
Income, Net of Tax	91	109
Deduct: Stock-based Employee Compensation Expense Determined under SFAS
No. 123, Net of Tax	(312)	(548)
Pro Forma Net Income	$5,049	$5,312

Basic Net Income Per Share:
As Reported	$.63	$.69
Pro Forma	$.60	$.64

Diluted Net Income Per Share:
As Reported	$.62	$.68
Pro Forma	$.59	$.62

The following table summarizes the stock option activity for the periods presented below:

  Current Year Stock-Based Compensation

Options	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2005	467,783	$24.11
Exercised	(11,000)	19.30
Outstanding at March 5, 2006	456,783	24.22	5.91	$17,169
Exercised	(59,900)	19.87
Outstanding at June 4, 2006	396,883	24.87	5.87	$13,317

Options exercisable at June 4, 2006	369,883	24.30	5.70	$12,621

For the three and six months ended June 4, 2006, no options were granted, forfeited, or expired. The weighted-average grant-date fair value of options granted for both the three and six months ended May 29, 2005 was $33.28. The weighted-average grant-date fair value of restricted stock granted for the three and six months ended June 4, 2006 was $55.31 and $60.00, respectively. For the three months ended May 29, 2005, no restricted stock was granted. The weighted-average grant-date fair value of restricted stock granted for the six months ended May 29, 2005 was $36.20. The fair value of restricted stock vested for the three and six months ended June 4, 2006 was $1,139 and $2,969, respectively. The fair value of restricted stock vested for the three and six months ended May 29, 2005 was $621 and $1,278, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the second quarter of 2006 and the exercise price times the number of shares that would have been received if the option holders had exercised their options on June 4, 2006.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised for the three and six months ended June 4, 2006 was $2,809 and $3,161, respectively. The aggregate intrinsic value of stock options exercised for the three and six months ended May 29, 2005 was $76

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and $152, respectively. As of June 4, 2006, unrecognized compensation cost related to stock-based compensation arrangements totaled $2,844.  Such cost is expected to be recognized over a weighted-average period of 3.0 years.

Net cash proceeds from stock option exercises for the three and six months ended June 4, 2006 totaled $1,196 and $1,409, respectively.  Net cash proceeds from stock option exercises for the three and six months ended May 29, 2005 totaled $88 and $155, respectively. The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

Note 15.  Employee Benefit Plans

For the three and six months ended June 4, 2006 and May 29, 2005, net pension and postretirement costs were comprised of the following:

 Employee Benefits (Three Months)

	Pension Benefits
	U.S. Plans		Non U.S. Plans		U.S. Postretirement Benefits
	Three Months Ended June 4 and May 29,
	2006	2005	2006	2005	2006	2005
Service Cost	$852	$781	$332	$334	$20	$30
Interest Cost	2,510	2,519	426	463	45	51
Expected Return on Plan Assets	(3,013)	(2,801)	(325)	(346)	(7)	(8)
Amortization of Unrecognized
Prior Service Cost	25	25	145	164	(4)	(4)
Amortization of Unrecognized
Net Transition Obligation	-	-	-	-	12	18
Amortization of Accumulated Loss	1,235	1,239	114	19	10	15
Settlement	-	-	-	-	-	-
Curtailment	-	-	-	-	-	-

Net Periodic Cost	$1,609	$1,763	$692	$634	$76	$102

 Employee Benefits (Six Months)

	Six Months Ended June 4 and May 29,
	2006	2005	2006	2005	2006	2005
Service Cost	$1,704	$1,561	$664	$667	$40	$59
Interest Cost	5,020	5,038	852	925	90	102
Expected Return on Plan Assets	(6,025)	(5,602)	(650)	(691)	(14)	(16)
Amortization of Unrecognized
Prior Service Cost	50	50	290	328	(8)	(7)
Amortization of Unrecognized
Net Transition Obligation	-	-	-	-	24	36
Amortization of Accumulated Loss	2,470	2,477	228	38	20	30
Settlement	-	-	2,275	-	-	-
Curtailment	-	-	(1,918)	-	-	-

Net Periodic Cost	$3,219	$3,524	$1,741	$1,267	$152	$204

In 2006, the Company modified its benefit plans in the Netherlands in response to changes in Dutch pension regulations.  The modifications included the termination of the defined benefit plan that resulted in a settlement cost of $2,275 and curtailment benefit of $1,918 in the first half of 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined and tax deductible.  The Company contributed $3,798 to the U.S. pension plan in the first half of 2006.  The Company also expects to contribute $12,829 in the second half of 2006. The Company contributed $591 to the non-U.S. pension plan for the first half of 2006 and expects to contribute $544 in the second half of 2006.

Note 16.  Subsequent Events

On June 28, 2006, Ameron and certain of its subsidiaries entered into an asset purchase agreement (the "Agreement") to sell substantially all of the assets and certain specified liabilities of its worldwide Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  The total consideration to be received by Ameron upon the closing of the transaction is $115,000 in cash.  In addition, the Agreement includes a post-closing purchase price adjustment which, based on Ameron's current estimate of net assets, would result in approximately $5,000 of additional consideration.  This transaction includes approximately $106,000 of current assets consisting primarily of accounts receivables and inventories, $40,000 of non-current assets consisting primarily of fixed assets, and $28,000 assumed liabilities consisting primarily of trade payables and employee-related accruals, as of June 4, 2006.

Certain assets are excluded from the sale, including cash and cash equivalents and certain real properties that are currently used in the Coatings Business.  Ameron intends to sell those retained properties in the next 12 to 18 months and expects to generate additional proceeds of approximately $15,000 based on current estimates of market values.

The transaction is expected to close within 30 to 45 days, subject to the conditions to closing in the Agreement and following regulatory review in Europe.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

 Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; high-performance coatings and finishes for the protection of metals and structures; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe, Australasia and Asia.  The Company has four reportable segments.  The Performance Coatings & Finishes Group manufactures and markets high-performance industrial and marine coatings.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Performance Coatings & Finishes Group and the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

The consolidated financial statements include the accounts of Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive income.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive income.  The timing of repayments of intercompany advances could materially impact the Company's consolidated financial statements.  Additionally, earnings of foreign subsidiaries are often reinvested outside the U.S.  Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability.  Gains or losses resulting from foreign currency transactions are included in other income, net.

Revenue for the Performance Coatings & Finishes, Fiberglass-Composite Pipe, and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  In limited circumstances within the Performance Coatings & Finishes Group, revenue recognition associated with shipment of coatings for marine dry dockings is delayed until product returns are processed.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is estimated by multiplying total estimated contract revenue by the percentage of completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage of completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other three segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage-of-completion methodology.

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

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover losses in excess of the self-insured limits.  Currently, the Company's self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 4, 2006, the Company's working capital totaled $242.8 million, an increase of $26.7 million, from working capital of $216.1 million as of November 30, 2005.  The increase was caused by higher production and sales and an increase in profits. Cash and cash equivalents totaled $47.7 million as of June 4, 2006, compared to $44.7 million as of November 30, 2005.

During the six months ended June 4, 2006, the Company generated $12.0 million of cash from operating activities compared to $1.0 million used in the six months ended May 29, 2005.  The higher operating cash flow in 2006 was primarily due to higher earnings and a reduction in the cash used for operating activities.  In the six months ended May 29, 2005, the Company's cash from operating activities included net income, excluding gains on asset sales, of $5.7 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint-ventures in excess of equity income and stock compensation expense) of $10.8 million, offset by changes in operating assets and liabilities of $17.5 million. Cash was used for operating assets due to the seasonal level of business activity in the first half of 2005. In the six months ended June 4, 2006, the Company's cash provided by operating activities included net income, excluding gains on asset sales, of $13.2 million, plus similar non-cash adjustments of $10.9 million, offset by corresponding changes in operating assets and liabilities of $12.1 million. Less cash was used for operating activities due largely to the increase in accrued liabilities and taxes related to the timing of payments.

Net cash used in investing activities totaled $9.2 million during the six months ended June 4, 2006, compared to $12.1 million in the six months ended May 29, 2005.  In 2006, the Company generated net proceeds of $9.0 million from the sale of real property in Brea, California previously used as a coatings facility. The proceeds were transferred directly to a trust established for tax-free exchange under Internal Revenue Code Section 1031 and treated as restricted cash. In addition, the Company generated $.7 million from sales of other assets. Net cash used in investing activities consisted of capital expenditures of $9.9 million, compared to $12.5 million in the first half of 2005.  Capital expenditures in both 2005 and 2006 were primarily for normal replacement and upgrades of machinery and equipment and for a new fiberglass pipe plant in Malaysia.  During the year ending November 30, 2006, the Company anticipates spending between $25 and $35 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $.1 million during the six months ended June 4, 2006, compared to $5.9 million provided in the six months ended May 29, 2005.  The net cash provided by financing activities in 2006 consisted of net borrowings of $3.2 million and issuance of common stock related to exercised stock options of $1.4 million. Net cash used in 2006 for common stock dividends of $3.5 million and treasury stock purchases of $1.2 million related to the vesting of restricted shares. Net cash provided by financing activities in 2005 included net borrowings of $9.7 million and similar issuance of common stock of $.2 million, offset by dividends of $3.4 million and stock purchases of $.5 million. Net borrowings were higher in 2005 because of a greater use of the Company's bank lines. In late 2005, borrowings under such lines were replaced by borrowings under a term loan.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $92.8 million as of June 4, 2006. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of June 4, 2006, the Company maintained a consolidated leverage ratio of 1.18 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of June 4, 2006, qualifying tangible assets equaled 2.04 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.25 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of June 4, 2006, the Company maintained such a fixed charge coverage ratio of 2.16 times.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Cash and cash equivalents at June 4, 2006 totaled $47.7 million, an increase of $3.0 million from November 30, 2005.  At June 4, 2006, the Company had total debt outstanding of $101.1 million, compared to $95.4 million at November 30, 2005, and approximately $116.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2006 were $101.7 million and $100.3 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2006. The Company contributed $3,798 to the U.S. pension plan in the first half of 2006. The Company also expects to contribute $12,829 in the second half of 2006. The Company contributed $591 to the non-U.S. pension plan for the first half of 2006 and expects to contribute $544 in the second half of 2006. The amount of contribution to the U.S. pension plan reflects application of an Additional Funding Charge ("AFC") requirement and the timing of contributions.  Assuming no change in pension assumptions or legislation, it is anticipated that the AFC requirement would be required for another three years.  Thereafter, annual pension contributions would be expected to decline to under $5.0 million.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at June 4, 2006 are summarized as follows (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt (a)	$101,050	$18,333	$26,480	$27,576	$28,661
Interest Payments on Debt (b)	10,806	2,090	4,894	2,997	825
Operating Leases	41,280	5,033	8,395	8,215	19,637
Purchase Obligation (c)	10,126	10,038	88	-	-
Total Contractual Obligations (d)	$163,262	$35,494	$39,857	$38,788	$49,123

 Commercial Obligations

	Commitments Expiring Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit (e)	$2,016	$1,946	$70	$-	$-
Total Commercial Commitments (d)	$2,016	$1,946	$70	$-	$-

(a) Included in long-term debt is $4,616 outstanding under a revolving credit facility, which is supported by the Revolver.

(b) Future interest payments related to debt obligations, excluding the Revolver and the industrial development bonds.

(c) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.

(d) The Company has no capitalized lease obligations, guarantees, or standby repurchases obligations.

(e) Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS

General

Net income totaled $18.7 million, or $2.11 per diluted share, on sales of $193.7 million for the quarter ended June 4, 2006, compared to net income of $5.3 million, or $.62 per diluted share, on sales of $176.2 million for the same period in 2005.  All reportable segments other than the Water Transmission Group had higher sales and profits due to improved market and business conditions.  Net income was higher in 2006 due to sales growth and included a $9.0 million gain from the sale of property in Brea, California.  Net income in the second quarter of 2005 was lower partly due to unusual legal costs and expenses of $6.1 million including the settlement of the McDermott lawsuit. Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in California, increased by $1.3 million, compared to the second quarter of 2005.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Net income totaled $22.3 million, or $2.53 per diluted share, on sales of $369.0 million for the six months ended June 4, 2006, compared to net income of $5.8 million, or $.68 per diluted share, on sales of $315.0 million for the same period in 2005.  All segments had significantly higher sales, except the Water Transmission Group which had flat sales. Much of the sales improvement came from the Fiberglass-Composite Pipe Group, which continued to benefit from the robust oil market. All operating segments other than the Water Transmission Group had higher segment income due to higher sales.  Net income was higher due primarily to sales growth, the gain from the sale of the Brea property and the higher legal costs and expenses of $6.5 million in 2005.  Equity in earnings of TAMCO, increased by $1.5 million, compared to the same period in 2005.

Sales

Sales increased $17.5 million in the second quarter of 2006, compared to the similar period in 2005.  Year-to-date sales increased $54.0 million in 2006, compared to the first six months of 2005. All segments, except the Water Transmission Group, had higher sales in the second quarter and first half of 2006 due to improved demand, project timing and price increases, offset partially by the impact of foreign exchange rates on the sales of the Company's foreign coatings and fiberglass pipe operations.

Sales of the Performance Coatings & Finishes Group increased $7.0 million, or 12.9%, in the second quarter, and $14.4 million, or 14.9%, in the first half of 2006, compared to the same periods of 2005.  The quarterly and year-to-date sales improvement was primarily due to volume and price increases in the U.S.  Both the U.S. and Europe are seeing increased business activity in the marine and protective coatings market segments.  Looking forward, market conditions continue to improve, and the Performance Coatings & Finishes Group should benefit.

Fiberglass-Composite Pipe's sales increased $13.9 million, or 43.1%, in the second quarter, and $24.1 million, or 41.0%, in the first half of 2006, compared to the similar periods of 2005.  Sales from operations in the U.S. increased $8.3 million and $13.6 million for the second quarter and six months of 2006 due to increasing demand for onshore oilfield piping and activity in the marine and offshore markets.  Sales from Asian operations increased $7.2 million and $11.5 million for the second quarter and six months of 2006, driven most recently by increasing activity in the marine and offshore segment.  Sales in Europe increased $3.1 million and $5.0 million for the second quarter and six months of 2006 due to volume growth in industrial and marine markets.  Intrasegment sales also increased $4.7 million and $6.0 million for the second quarter and six months of 2006.  The strong demand for oilfield and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

The Water Transmission Group's sales decreased $8.2 million, or 17.7%, in the second quarter, and were flat in the first half of 2006, compared to the similar periods in 2005.  The Water Transmission Group benefited from a major sewer pipe project in Northern California throughout 2005, which was completed in the first quarter of 2006.  Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2006 with a lower backlog due to completion of most of the major sewer project in Northern California in 2005.  Market conditions remain soft due to fiscal constraints and continuation of a short-term cyclical slowdown in water infrastructure projects in the Company's markets.

Infrastructure Products' sales increased $5.1 million, or 11.6%, in the second quarter, and $15.9 million, or 20.1%, in the first half of 2006, compared to the similar periods in 2005.  Higher demand for concrete and steel poles was due principally to the continued strong housing market and improved market penetration, particularly in the southeast U.S.  Ameron's Hawaiian operation had higher sales due to the continued strength of the governmental, commercial and residential construction markets on Oahu and Maui.  The forecast for the Infrastructure Products Group remains favorable.

Gross Profit

Gross profit in the second quarter of 2006 was $51.9 million, or 26.8% of sales, compared to $44.8 million, or 25.4% of sales, in the second quarter of 2005.  Year-to-date gross profit of 2006 was $93.8 million, or 25.4% of sales, compared to $77.8 million, or 24.7% of sales for the same period of 2005. Gross profit increased $7.1 million and $16.0 million, respectively, in the second quarter and six months ended June 4, 2006 due to higher sales and improved margins in all segments except for Water Transmission Group.

The Performance Coatings & Finishes Group had increased gross profit of $2.8 million in the second quarter and $6.0 million for the first half of 2006, compared to the same periods of 2005.  Profit margins improved to 28.0% for the quarter and 27.6% for the first six months, compared to 26.5% for the quarter and 25.4% for the first half of 2005.  Increased sales volume generated additional gross profit of $1.9 million for the quarter and $3.6 million for the first six months in 2006, while higher margins related principally to price increases generated additional gross profit of $.9 million for the quarter and $2.4 million for the first half in 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Fiberglass-Composite Pipe Group's gross profit increased $5.7 million in the second quarter and $7.7 million for the first half of 2006, compared to the same periods of 2005.  Profit margins changed to 34.0% in the quarter and 32.3% for the first six months, compared to 31.0% for the quarter and 32.5% for the first half of 2005.  Margins were higher in the second quarter due to an improvement in product and market mix. Increased sales volume generated additional gross profit of $4.3 million for the quarter and $7.8 million for the first six months in 2006.  The unfavorable mix earlier in 2006 was primarily due to volume growth in the international industrial markets and higher sales in the onshore oilfield market.  The situation improved in the second quarter due to price increases implemented throughout 2006.

Water Transmission Group's gross profit decreased $5.4 million in the second quarter and $5.7 million for the first half of 2006, compared to the same periods of 2005.  Profit margins declined to 16.6% in the quarter and 16.1% for the first six months compared to 25.5% for the quarter and 23.2% for the first half of 2005.  Lower sales volume decreased profit by $2.1 million for the quarter, while lower margins reduced gross profit by $3.3 million for the quarter and $5.7 million for the first half of 2006.  Margins were unfavorably impacted by the mix of contract margins and start-up costs associated with the introduction of wind towers.

Gross profit in the Infrastructure Products Group increased $2.2 million in the second quarter and $6.3 million for the first half of 2006, compared to the same periods of 2005.  Profit margins improved to 23.3% for the quarter and the first six months compared to 21.0% for the quarter and 20.1% for the first half in 2005.  Increased sales volume generated additional gross profit of $1.1 million for the quarter and $3.2 million for the first six months in 2006, while higher margins generated additional gross profit of $1.1 million for the quarter and $3.1 million for the first half in 2006. Higher margins were driven by price increases and operating efficiencies due to increased production levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $38.4 million, or 19.8% of sales, in the second quarter of 2006, compared to $40.0 million, or 22.7% of sales, in the second quarter of 2005.  The $1.6 million decrease included higher incentive and stock compensation expenses of $1.4 million, and higher commission and administrative expenses associated with higher sales of $3.1 million offset by lower legal fees and settlement costs of $6.1 million incurred in 2005.

For the six months ended June 4, 2006, SG&A expenses totaled $75.9 million, or 20.5% of sales, compared to $73.0 million, or 23.3% of sales in the same period in 2005. The $2.9 million increase included higher incentive and stock compensation expenses of $4.1 million, and higher commission and administrative expenses of $5.3 million associated with higher sales offset by lower legal fees and settlement costs of $6.5 million incurred in 2005.

Other Income

Other income increased from $.8 million in the second quarter of 2005 to $10.2 million in the second quarter of 2006.  Other income increased from $2.0 million in the first half of 2005 to $11.2 million in the first half of 2006.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.  Also included in other income was the $9.0 million gain from the sale of the Brea property in the second quarter of 2006.

Interest

Net interest expense totaled $.9 million in the second quarter of 2006, compared to $1.1 million in the first quarter of 2005.  Net interest expense was $1.8 million in the first half of 2006, compared to $2.5 million in the first half of 2005. The decrease in net interest expense was due to higher interest income from short-term investments.

Provision for Income Taxes

Income taxes increased to $7.9 million in the second quarter of 2006 from $1.7 million in the second quarter of 2005. Income taxes increased to $9.5 million in the first half of 2006, compared to $1.7 million in the comparable period of 2005. The effective tax rate decreased to 35% in first half of 2006 from 38% for the fiscal year 2005. The effective tax in 2006 was lower due to a tax benefit of $1.1 million recorded in the second quarter of 2006 primarily as a result of the settlement of the 1996 - 1998 IRS examination and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation. The effective tax rate for the first half of 2006 is also based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate for the first half of 2006 is not necessarily indicative of the effective tax rate for the full fiscal year.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture increased to $3.8 million in the second quarter of 2006, compared to $2.5 million in 2005.  Equity income increase to $4.6 million in the first half of 2006, compared to $3.1 million in the same period of 2005. Equity income increased due to TAMCO, Ameron's 50%-owned mini-mill in California.  TAMCO's second quarter and first half profits rose due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's 2005 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedure - Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Based on their evaluation as of June 4, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of June 4, 2006, the Company was a defendant in asbestos-related cases involving 924 claimants, compared to 2,642 claimants as of March 5, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 4, 2006, there were four new claimants, dismissals and/or settlements involving 1,722 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended June 4, 2006 in connection with asbestos-related claims were less than $.1 million.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with  SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of June 4, 2006, the Company was a defendant in silica-related cases involving 241 claimants, compared to 2,543 claimants as of March 5, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 4, 2006, there were no new claimants, dismissals and/or settlements involving 2,302 claimants, and

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

no judgments.  Net costs and expenses incurred by the Company during the quarter ended June 4, 2006 in connection with silica-related claims were less than $.3 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $26.0 million of consolidated retained earnings were not restricted at June 4, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs*
3/6/06 to 4/2/06	8,080	$61.12	-	40,924
4/3/06 to 5/7/06	-	N/A	-	40,924
5/8/06 to 6/4/06	-	N/A	-	40,924

* Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company's annual meeting of shareholders held on March 22, 2006 and the results were as follows:

Election of Directors

	Votes Cast For	Votes Withheld
Terry L. Haines	7,302,249	491,086
John E. Peppercorn	7,697,703	95,632

Other directors whose terms of office continued after the meeting are: James S. Marlen, David Davenport, J. Michael Hagan, and Dennis C. Poulsen.

Ratification of Independent Registered Public Accounting Firm

Ratification of PricewaterhouseCoopers LLP, as independent registered public accounting firm:	Votes
For:	7,672,604
Against:	96,527
Abstentions:	24,203

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *

(b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the second quarter of 2006 as follows:

March 23, 2006 reporting the Company's quarterly dividend of $.20 per share, as reported in a press release dated March 23, 2006.

March 23, 2006 reporting the grant of restricted stock to each of the non-employee directors, the amendment of the By-Laws to reduce the number of directors, the decision of one Director not to stand for re-election at the 2006 Annual Meeting of Stockholders due to personal reasons, and to report the Company's results of operations for the first quarter ended March 5, 2006, as reported in a press release dated March 22, 2006.

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

Date: July 13, 2006