Form 10-Q
period 2006-09-03
AMERON INTERNATIONAL CORP
filed 2006-10-04
CIK 790730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 3, 2006

or

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

The number of outstanding shares of Common Stock, $2.50 par value, was 8,894,526 on September 3, 2006.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION

FORM 10-Q

For the Quarter Ended September 3, 2006

INDEX

			Page
Part I.	Financial Information
	Item 1.	Consolidated Financial Statements
		Consolidated Statements of Income	3
		Consolidated Balance Sheets	4
		Consolidated Statements of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	Item 3.	Quantitative and Qualitative Market Risk Disclosures	24
	Item 4.	Controls and Procedures	24

Part II.	Other Information
	Item 1.	Legal Proceedings	25
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 6.	Exhibits and Reports on Form 8-K	26

Signature Page			27

Certifications

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(In thousands, except share and per share data)	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Sales	$139,941	$136,555	$398,570	$355,560
Cost of Sales	(103,859)	(99,013)	(299,135)	(264,598)
Gross Profit	36,082	37,542	99,435	90,962

Selling, General and Administrative Expenses	(22,302)	(22,623)	(68,811)	(68,565)
Other Income, Net	1,458	239	10,822	895
Income from Continuing Operations before Interest, Income Taxes and Equity in Earnings of Joint Venture	15,238	15,158	41,446	23,292
Interest Expense, Net	(628)	(1,580)	(2,547)	(4,195)
Income from Continuing Operations before Income Taxes and Equity in Earnings of Joint Venture	14,610	13,578	38,899	19,097
Provision for Income Taxes	(2,538)	(5,109)	(10,450)	(6,875)
Income before Equity in Earnings of Joint Venture	12,072	8,469	28,449	12,222
Equity in Earnings of Joint Venture, Net of Taxes	4,910	3,119	9,493	6,235
Income from Continuing Operations	16,982	11,588	37,942	18,457
Income from Discontinued Operations, Net of Taxes	997	1,940	2,350	822
Net Income	$17,979	$13,528	$40,292	$19,279

Basic Earnings Per Share:
Income from Continuing Operations	$1.94	$1.38	$4.37	$2.20
Income from Discontinued Operations, Net of Taxes	.11	.23	.27	.10
Net Income	$2.05	$1.61	$4.64	$2.30

Diluted Earnings Per Share:
Income from Continuing Operations	$1.91	$1.35	$4.29	$2.16
Income from Discontinued Operations, Net of Taxes	.11	.23	.27	.10
Net Income	$2.02	$1.58	$4.56	$2.26

Weighted-Average Shares:
Basic	8,748,617	8,409,746	8,677,515	8,372,408
Diluted	8,890,919	8,571,628	8,840,106	8,535,834

Cash Dividends per Share	$.20	$.20	$.60	$.60

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)	September 3, 2006	November 30, 2005
Assets
Current Assets
Cash and Cash Equivalents	$140,955	$44,671
Restricted Cash	9,001	-
Receivables, Less Allowances of $4,721 in 2006 and $7,693 in 2005	143,586	180,558
Inventories	81,177	98,389
Deferred Income Taxes	17,598	17,598
Prepaid Expenses and Other Current Assets	17,159	11,714
Total Current Assets	409,476	352,930
Investments in Joint Ventures
Equity Method	17,085	13,777
Cost Method	3,784	5,922
Property, Plant and Equipment
Land	33,154	38,959
Buildings	56,950	88,606
Machinery and Equipment	252,630	284,593
Construction in Progress	13,527	15,500
Total Property, Plant and Equipment at Cost	356,261	427,658
Accumulated Depreciation	(235,215)	(272,993)
Total Property, Plant and Equipment, Net	121,046	154,665
Deferred Income Taxes	-	143
Intangible Assets, Net of Accumulated Amortization of $2,982 in 2006 and $10,142 in 2005	2,180	13,259
Other Assets	50,217	37,340
Total Assets	$603,788	$578,036

Liabilities and Stockholders' Equity
Current Liabilities
Current Portion of Long-Term Debt	$10,000	$18,333
Trade Payables	39,755	54,349
Accrued Liabilities	67,598	63,071
Income Taxes Payable	8,868	1,051
Total Current Liabilities	126,221	136,804
Long-Term Debt, Less Current Portion	85,807	77,109
Other Long-Term Liabilities	54,188	67,625
Total Liabilities	266,216	281,538
Stockholders' Equity
Common Stock, Par Value $2.50 per Share, Authorized 24,000,000 Shares, Outstanding
8,894,526 Shares in 2006 and 8,698,148 Shares in 2005, Net of Treasury Shares	28,994	28,450
Additional Paid-In Capital	33,158	28,936
Unearned Restricted Stock	-	(2,084)
Retained Earnings	361,801	326,795
Accumulated Other Comprehensive Loss	(35,903)	(36,324)
Treasury Stock (2,703,148 Shares in 2006 and 2,681,811 Shares in 2005)	(50,478)	(49,275)
Total Stockholders' Equity	337,572	296,498
Total Liabilities and Stockholders' Equity	$603,788	$578,036

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(In Thousands)	September 3, 2006	August 28, 2005
Cash Flows from Operating Activities
Net Income	$40,292	$19,279
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used in) Operating Activities:
Depreciation	13,894	14,127
Amortization	134	157
Provision/(Benefit) for Deferred Income Taxes	(38)	189
Net Earnings and Distributions from Joint Ventures	(3,308)	73
Gain from Sale of Discontinued Operations	(215)	-
Gain from Sale of Other Assets	(9,118)	(1,400)
Stock Compensation Expense	2,829	1,243
Changes in Operating Assets and Liabilities, Net of Effects of Dispositions:
Receivables	(6,926)	(29,484)
Inventories	(30,737)	(17,512)
Prepaid Expenses and Other Current Assets	(7,126)	(2,001)
Other Assets	457	(3,944)
Trade Payables	1,459	3,228
Accrued Liabilities and Income Taxes Payable	18,660	5,004
Other Long-Term Liabilities	(17,863)	3,036

Net Cash Provided by/(Used in) Operating Activities	2,394	(8,005)

Cash Flows from Investing Activities
Proceeds from Sale of Discontinued Operations	115,000	-
Proceeds from Sale of Other Assets	590	2,389
Additions to Property, Plant and Equipment	(18,128)	(17,402)

Net Cash Provided by/(Used in) Investing Activities	97,462	(15,013)

Cash Flows from Financing Activities
Issuance of Debt	6,670	25,676
Repayment of Debt	(8,862)	(8,318)
Dividends on Common Stock	(5,286)	(5,089)
Issuance of Common Stock	4,186	1,834
Change in Treasury Stock	(1,203)	(501)

Net Cash (Used in)/Provided by Financing Activities	(4,495)	13,602
Effect of Exchange Rate Changes on Cash and Cash Equivalents	923	(276)

Net Change in Cash and Cash Equivalents	96,284	(9,692)
Cash and Cash Equivalents at Beginning of Period	44,671	30,124

Cash and Cash Equivalents at End of Period	$140,955	$20,432

See accompanying notes to consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

Note 1.  Basis of Presentation

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all wholly-owned subsidiaries (the "Company" or "Ameron" or the "Registrant") as of September 3, 2006, and consolidated results of operations and cash flows for the three and nine months ended September 3, 2006 and August 28, 2005.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2.  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effects of the changes.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued.  The Company is required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal year 2007.  Management does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes.  This interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In order to minimize the diversity in practice existing in the accounting for income taxes, FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 shall be effective for fiscal years beginning after December 15, 2006.  The Company is required to adopt the provisions of FIN 48 beginning in fiscal year 2008.  Management does not believe the adoption of FIN 48 will have a material impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is required to adopt the provision of SFAS No. 157, as applicable, beginning in fiscal year 2008.  Management does not believe the adoption of SFAS No. 157 will have a material impact on the Company's financial position or results of operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3. Discontinued Operations

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG") for $115,000 in cash upon the closing, plus an adjustment based on the net asset value of transferred assets and liabilities at closing, which is estimated to total $14,600.  Certain assets were excluded from the sale, including cash and cash equivalents and certain real properties that were used in the Coatings Business.  Ameron intends to sell the retained properties in the next 12 to 18 months and expects to generate additional proceeds of approximately $15,000 based on current estimates of market values.

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Revenue from Discontinued Operations	$41,828	$56,492	$152,190	$152,504

Income from Discontinued Operations, Before Disposal, Before Income Taxes	$2,187	$3,843	$5,202	$2,643
Income Taxes on Income from Discontinued Operations	(1,405)	(1,903)	(3,067)	(1,821)
Income from Discontinued Operations, Before Disposal, Net of Taxes	782	1,940	2,135	822

Gain from Sale of Discontinued Operations, Before Income Taxes	1,162	-	1,162	-
Income Taxes on Gain from Sale of Discontinued Operations	(947)	-	(947)	-
Gain on Sale of Discontinued Operations, Net of Taxes	215	-	215	-
Income from Discontinued Operations, Net of Taxes	$997	$1,940	$2,350	$822

Note 4. Restricted Cash

Restricted cash consisted of net proceeds of $9,001 from the sale of property in Brea, California that were transferred directly to a trust fund established for a potential tax-free exchange under Internal Revenue Code Section 1031.

Note 5.  Inventories

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	September 3, 2006	November 30, 2005
Finished Products	$26,325	$54,661
Materials and Supplies	18,166	23,636
Products in Process	36,686	20,092

	$81,177	$98,389

Note 6.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 3, 2006	August 28, 2005
Interest Paid	$3,452	$3,210

Income Taxes Paid	$6,624	$10,222

Restricted Cash (see Note 4)	$9,001	$-

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7.  Joint Ventures

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Net Sales	$69,521	$72,398	$193,293	$186,278

Gross Profit	$21,258	$13,939	$43,353	$30,118

Net Income	$10,960	$6,877	$21,191	$14,036

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.  The rights and rewards of the investment in Oasis-Ameron, Ltd. ("OAL") were transferred to PPG as part of the sale of the Coatings Business on August 1, 2006.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Earnings from Joint Ventures
TAMCO	$5,480	$3,438	$10,596	$6,874
Dividends Received from Joint Ventures
TAMCO	$2,998	$2,613	$7,288	$6,947
ASAL	-	-	-	-
BL	-	-	-	-

Earnings from ASAL and BL, if any, are included in other income.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8.  Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding, plus the effect of outstanding stock options and restricted shares, using the treasury stock method.  All outstanding common stock equivalents, consisting of restricted shares of 98,002 and 99,834, and options to purchase 396,883 and 677,351 common shares, were dilutive for the three and nine months ended September 3, 2006 and August 28, 2005, respectively.  Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Numerator:
Income from continuing operations	$16,982	$11,588	$37,942	$18,457
Income from discontinued operations, net of taxes	997	1,940	2,350	822
Net income	$17,979	$13,528	$40,292	$19,279

Denominator for basic income per share:
Weighted-average shares outstanding, basic	8,748,617	8,409,746	8,677,515	8,372,408

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	8,748,617	8,409,746	8,677,515	8,372,408
Dilutive effect of stock options and restricted shares	142,302	161,882	162,591	163,426
Weighted-average shares outstanding, diluted	8,890,919	8,571,628	8,840,106	8,535,834

Basic net income per share:
Income from continuing operations	$1.94	$1.38	$4.37	$2.20
Income from discontinued operations, net of taxes	.11	.23	.27	.10
Net income	$2.05	$1.61	$4.64	$2.30

Diluted net income per share:
Income from continuing operations	$1.91	$1.35	$4.29	$2.16
Income from discontinued operations, net of taxes	.11	.23	.27	.10
Net income	$2.02	$1.58	$4.56	$2.26

Note 9.  Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Net Income	$17,979	$13,528	$40,292	$19,279
Foreign Currency Translation Adjustment	(4,066)	(1,887)	421	(5,944)
Comprehensive Income from Joint Venture	-	113	-	34

Comprehensive Income	$13,913	$11,754	$40,713	$13,369

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10.  Debt

The Company's long-term debt consisted of the following:

	September 3, 2006	November 30, 2005
Fixed-rate notes:
7.92% senior notes	$-	$8,333
5.36% senior notes, payable in annual principal installments of $10,000, maturing
in November 2009	40,000	40,000
4.25% senior notes, payable in Singapore Dollars, in annual principal installments of $6,488,
commencing in 2008, maturing in November 2012	32,438	30,158
Variable-rate industrial development bonds:
Maturing in 2016 (3.80% at September 3, 2006)	7,200	7,200
Maturing in 2021 (3.80% at September 3, 2006)	8,500	8,500
Variable-rate bank revolving credit facilities:
Foreign, maturing in September 2010 (3.95% at September 3, 2006)	7,669	1,251

Total long-term debt	95,807	95,442
Less current portion	(10,000)	(18,333)

Long-term debt, less current portion	$85,807	$77,109

The Company maintains a $100,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of September 3, 2006.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by a substantial portion of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

Borrowings under certain bank facilities by the Company and its foreign subsidiaries are supported by the Revolver and, accordingly, have been classified as long-term debt and are considered payable when the Revolver is due.

Note 11.  Segment Information

The Company provides certain information about operating segments in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold effective August 1, 2006.  The results from this segment have been reported as discontinued operations for all reporting periods.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products. The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended		Nine Months Ended
	September 3, 2006	August 28, 2005	September 3, 2006	August 28, 2005
Sales
Fiberglass-Composite Pipe	$48,477	$37,394	$131,326	$96,159
Water Transmission	36,999	55,716	118,086	136,779
Infrastructure Products	54,580	43,618	149,857	122,947
Eliminations	(115)	(173)	(699)	(325)
Total Sales	$139,941	$136,555	$398,570	$355,560

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$10,850	$6,166	$26,746	$16,121
Water Transmission	668	9,923	4,099	19,236
Infrastructure Products	9,063	6,222	23,442	15,198
Corporate & Unallocated	(5,343)	(7,153)	(12,841)	(27,263)
Total Income from Continuing Operations before Interest, Income Taxes
and Equity in Earnings of Joint Venture	$15,238	$15,158	$41,446	$23,292

	September 3, 2006	November 30, 2005
Assets
Fiberglass-Composite Pipe	$204,846	$176,713
Water Transmission	139,674	132,803
Infrastructure Products	103,216	83,053
Corporate & Unallocated	289,633	162,979
Discontinued Operations	-	170,784
Eliminations	(133,581)	(148,296)

Total Assets	$603,788	$578,036

Note 12.  Commitments & Contingencies

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, Accounting for Contingencies.  The Company continues to vigorously defend all such lawsuits.  As of September 3, 2006, the Company was a defendant in asbestos-related cases involving 149 claimants, compared to 924 claimants as of June 4, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended September 3, 2006, there were six new claimants, dismissals and/or settlements involving 781 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended September 3, 2006 in connection with asbestos-related claims were less than $100.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of September 3, 2006, the Company was a defendant in silica-related cases involving 129 claimants, compared to 241 claimants as of June 4, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended September 3, 2006, there were no new claimants, dismissals and/or settlements involving 112 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended September 3, 2006 in connection with silica-related claims were less than $200.

In April 2003, the Company was served with a complaint in an action brought by J. Ray McDermott, Inc., J. Ray McDermott, S.A. and SparTEC, Inc. (collectively "McDermott") in the District Court of Harris County, Texas against the Company and two co-defendants, in connection with certain coatings supplied by the defendants in 2002 for an offshore production facility known as a SPAR being constructed by McDermott for Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion").  The Company reached a settlement with McDermott in May 2005.  Legal costs and expenses related to this suit totaled $4,900 in the nine months ended August 28, 2005. In May 2003, Dominion brought a separate action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR seeking damages allegedly sustained by Dominion resulting from delays in McDermott's delivery of the SPAR caused by the removal and replacement of coatings containing lead and/or lead chromate.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert subsequently estimated Dominion's damages at approximately $128,000, a figure which the Company vigorously contests.  This matter is in discovery and no trial date has yet been established. The Company believes that it has meritorious defenses to this action. Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter; and no amounts have been accrued for a loss contingency related to this lawsuit.

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

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  While the outcome of these matters cannot be predicted with certainty, based on the information currently available, management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, results of operations, or cash flow if disposed of unfavorably.

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

Note 13.  Product Warranties and Guarantees

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  Management establishes product warranty accruals based on historical experience and other currently available information.

Changes in the product warranty accrual were as follows:

	Nine Months Ended
	September 3, 2006	August 28, 2005
Balance, Beginning of Period	$4,026	$4,297
Charges	(599)	(2,737)
Warranty Accruals During the Period	1,456	2,427
Warranties Extinguished Upon Sale of Discontinued Operations	(1,969)	-
Balance, End of Period	$2,914	$3,987

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14.  Goodwill and Other Intangible Assets

Changes in the Company's carrying amount of goodwill by business segment were as follows:

			Foreign Currency
Segment	November 30, 2005	Acquisition / (Disposition)	Translation Adjustments	September 3, 2006
Continuing Operations:
Fiberglass-Composite Pipe	$1,440	$-	$-	$1,440
Water Transmission	-	392	-	392
Infrastructure Products	201	-	-	201
Total	$1,641	$392	$-	$2,033
Discontinued Operations:
Performance Coatings & Finishes	$11,441	$(11,578)	$137	$-

The goodwill of $392 is related to the acquisition of a steel fabrication operation in Mexico by the Water Transmission Group in 2006.  Also in 2006, the Company sold the Coatings Business.

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	September 3, 2006		November 30, 2005
	Gross Intangible Assets	Accumulated Amortization	Gross Intangible Assets	Accumulated Amortization
Continuing Operations:
Trademarks	$100	$(100)	$100	$(100)
Non-compete Agreements	252	(105)	105	(105)
Patents	212	(212)	212	(212)
Leasehold Interests	1,930	(1,930)	1,930	(1,930)
Total	$2,494	$(2,347)	$2,347	$(2,347)
Discontinued Operations:
Trademarks	$-	$-	$2,019	$(1,962)
Non-compete Agreements	-	-	2,000	(1,880)
Total	$-	$-	$4,019	$(3,842)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three months and nine months ended September 3, 2006 was $35 and $134, respectively.  Amortization expense for the three months and nine months ended August 28, 2005 was $52 and $157, respectively.  All of these expenses related to the Coatings Business.  At September 3, 2006, estimated future amortization expenses, which related to the Water Transmission Group, were:  $35 for the remaining three months of 2006, $24 for 2007, $24 for 2008, $24 for 2009, $24 for 2010, and $16 for 2011.

Note 15.  Stock-Based Compensation

As of September 3, 2006, the Company had outstanding grants under the following share-based compensation plans:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  During the nine months ended September 3, 2006, the Company granted 45,000 restricted shares to key employees with fair value of $2,461 and 6,000 restricted shares to non-employee directors with fair value of $360.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At September 3, 2006, there were 30,000 shares subject to such stock options.

Prior to December 1, 2005, the company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its various stock option plans.  Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments, using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior period have not been adjusted.  Stock-based compensation expense for the three and nine months ended September 3, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

As a result of adopting SFAS No. 123 (R), the Company's income from continuing operations before income taxes and equity in earnings of joint venture for the three and nine months ended September 3, 2006 included compensation expense of $446 and $2,829, respectively, related to stock-based compensation arrangements.  There were no capitalized share-based compensation costs for the three and nine months ended September 3, 2006.

Prior to the adoption of SFAS No. 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows.  In accordance with SFAS No. 123 (R), the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the three and nine months ended September 3, 2006, no excess tax benefits were reported as financing cash flows.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three and nine months ended August 28, 2005:

  Prior Year Stock-Based Compensation

	Three Months Ended	Nine Months Ended
	August 28, 2005	August 28, 2005
Reported Net Income	$13,528	$19,279
Add: Stock-based Employee Compensation Expense Included in Reported
Net Income, Net of Tax	636	746
Deduct: Stock-based Employee Compensation Expense Determined under
SFAS No. 123, Net of Tax	(316)	(804)
Pro Forma Net Income	$13,848	$19,221

Basic Net Income Per Share:
As Reported	$1.61	$2.30
Pro Forma	$1.65	$2.30

Diluted Net Income Per Share:
As Reported	$1.58	$2.26
Pro Forma	$1.62	$2.25

The following table summarizes the stock option activity for the periods presented below:

  Current Year Stock-Based Compensation

Options	Number of Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2005	467,783	$24.11
Exercised	(11,000)	19.30
Outstanding at March 5, 2006	456,783	24.22	5.91	$17,169
Exercised	(59,900)	19.87
Outstanding at June 4, 2006	396,883	24.87	5.87	$13,317
Exercised	(95,815)	27.26
Outstanding at September 3, 2006	301,068	24.10	5.41	$13,882

Options exercisable at September 3, 2006	274,068	23.26	5.17	$12,867

For the three and nine months ended September 3, 2006, no options were granted, were forfeited or expired.  For the three months ended August 28, 2005, no options were granted.  The weighted-average grant-date fair value of options granted for the nine months ended August 28, 2005 was $33.28.  For the three months ended September 3, 2006 and August 28, 2005, no restricted stock was granted or vested.  The weighted-average grant-date fair value of restricted stock granted for the nine months ended September 3, 2006 and August 28, 2005 was $55.31 and $36.20, respectively.  The fair value of restricted stock vested for the nine months ended September 3, 2006 and August 28, 2005 was $2,969 and $1,278, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the third quarter of 2006 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on September 3, 2006.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised for the three and nine months ended September 3, 2006 was $2,624 and $5,786, respectively.  The aggregate intrinsic value of stock options exercised for the three and nine months ended August 28, 2005 was $1,406 and $1,558, respectively.  As of September 3, 2006, unrecognized compensation cost related to stock-based compensation arrangements totaled $2,398.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Net cash proceeds from stock option exercises for the three and nine months ended September 3, 2006 was $2,777 and $4,186, respectively.  Net cash proceeds from stock option exercises for the three and nine months ended August 28, 2005 was $1,678 and $1,834, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

Note 16.  Employee Benefit Plans

For the three and nine months ended September 3, 2006 and August 28, 2005, net pension and postretirement costs were composed of the following:

 Employee Benefits (Three Months)

	Pension Benefits
	U.S. Plans		Non U.S. Plans		U.S. Postretirement Benefits
	Three Months Ended September 3 and August 28,
	2006	2005	2006	2005	2006	2005
Service Cost	$814	$781	$283	$334	$20	$30
Interest Cost	2,548	2,519	458	463	45	51
Expected Return on Plan Assets	(3,053)	(2,801)	(341)	(346)	(7)	(8)
Amortization of Unrecognized
Prior Service Cost	24	25	125	164	(4)	(4)
Amortization of Unrecognized
Net Transition Obligation	-	-	-	-	12	18
Amortization of Accumulated Loss	1,108	1,239	81	19	10	15
Curtailment	57	-	2,990	-	-	-
Special Plan Termination Benefit	268	-	-	-	-	-

Net Periodic Cost	$1,766	$1,763	$3,596	$634	$76	$102

 Employee Benefits (Nine Months)

	Nine Months Ended September 3 and August 28,
	2006	2005	2006	2005	2006	2005
Service Cost	$2,441	$2,343	$849	$1,001	$60	$89
Interest Cost	7,645	7,557	1,375	1,388	135	153
Expected Return on Plan Assets	(9,158)	(8,403)	(1,022)	(1,037)	(21)	(23)
Amortization of Unrecognized
Prior Service Cost	72	75	376	492	(12)	(11)
Amortization of Unrecognized
Net Transition Obligation	-	-	-	-	36	53
Amortization of Accumulated Loss	3,325	3,717	244	57	30	44
Curtailment	57	-	2,990	-	-	-
Special Plan Termination Benefit	268	-	-	-	-	-

Net Periodic Cost	$4,650	$5,289	$4,812	$1,901	$228	$305

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The Company's U.S. and Non-U.S. benefit plans have been modified as a result of the sale of the Coatings Business on August 1, 2006.  The modifications included curtailment costs of $57 in the U.S. Plans and $2,990 in the Non U.S. Plans, and $268 in special plan termination benefits under the U.S. Plans.

The Company's policy is to make pension plan contributions to the extent such contributions are mandatory, actuarially determined, and tax deductible.  The Company contributed $21,599 to the U.S. pension plan in the first nine months of 2006.  The Company contributed $863 to the non-U.S. pension plan for the first nine months of 2006 and expects to contribute $272 for the remainder of fiscal 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

 Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

During the third quarter of 2006, the Company sold its Performance Coatings & Finishes Business ("Coatings Business").  The results from this segment have been reported as discontinued operations for all the reporting periods.  Accordingly, the following discussions generally reflect summary results from continuing operations unless otherwise noted.  However, the net income and net income per share discussions include the impact of discontinued operations.

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 2005 Annual Report, under Part II, Item 7.  Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets, statements of income and cash flows.

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

A summary of the Company's significant accounting policies is provided in Note 1 of the Notes to Consolidated Financial Statements, in the Company's 2005 Annual Report.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  The functional currencies for the Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive income.  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive income.  The timing of repayments of intercompany advances could materially impact the Company's consolidated financial statements.  Additionally, earnings of foreign subsidiaries are often permanently reinvested outside the U.S.  Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability.  Gains or losses resulting from foreign currency transactions are included in other income, net.

Revenue for the Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is estimated by multiplying total estimated contract revenue by the percentage of completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage of completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

criteria used by the other two segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage-of-completion methodology.

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

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

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

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover losses in excess of the self-insured limits.  Currently, the Company's self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future return on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion generally combines the impact of both continuing and discontinued operations unless otherwise noted.

As of September 3, 2006, the Company's working capital totaled $283.3 million, an increase of $67.2 million, from working capital of $216.1 million as of November 30, 2005.  The increase was caused by higher business activity and the sale of the Coatings Business for cash.  Cash and cash equivalents totaled $141.0 million as of September 3, 2006, compared to $44.7 million as of November 30, 2005.

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  For the nine months ended September 3, 2006, net cash of $2.4 million was generated from operating activities of continuing and discontinued operations, compared to $8.0 million used in the nine months ended August 28, 2005.  In 2006, $10.1 million was used by discontinued operations.  The higher operating cash flow in 2006 was primarily due to higher earnings.  In the nine months ended August 28, 2005, the Company's cash from operating activities included net income, less gain on sale of assets, of $1.4 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint-ventures in excess of equity income and stock compensation expense) of $15.8 million, offset by changes in operating assets and liabilities of $41.7 million. Cash was used for operating assets due to the seasonal level of business activity in the first nine months of 2005. In the nine months ended September 3, 2006, the Company's cash provided by operating activities included net income, less gains on sales of assets and discontinued operations of $9.3 million, plus similar non-cash adjustments of $13.5 million, offset by corresponding changes in operating assets and liabilities of $42.1 million.

Net cash generated from investing activities totaled $97.5 million during the nine months ended September 3, 2006, compared to $15.0 million used in the nine months ended August 28, 2005.  In 2006, the Company generated net proceeds of $9.0 million from the sale of real property in Brea, California. The proceeds were transferred directly to a trust established for tax-free exchange under Internal Revenue Code Section 1031 and treated as restricted cash. In addition, the Company generated $115.0 million from the sale of the Coatings Business. Net cash used in investing activities consisted of capital expenditures of $18.1 million, compared to $17.4 million in the same period of 2005.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2005 and 2006 and for a new fiberglass pipe plant in Malaysia in 2005.  Additionally, the assets of a steel fabrication operation were acquired in 2006 for approximately $1.0 million.  During the year ending November 30, 2006, the Company anticipates spending between $25 and $30 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $4.5 million during the nine months ended September 3, 2006, compared to $13.6 million provided in the nine months ended August 28, 2005.  Net cash used in 2006 consisted of net payment of debt of $2.2 million, payment of common stock dividends of $5.3 million and treasury stock purchases of $1.2 million related to the vesting of restricted shares. The net cash provided by financing activities in 2006 consisted of the issuance of common stock related to exercised stock options of $4.2 million.  Net cash provided by financing activities in 2005 included net borrowings of $17.4 million and a similar issuance of common stock of $1.8 million, offset by dividends of $5.1 million and stock purchases of $.5 million. Net borrowings were higher in 2005 because of a greater use of the Company's bank lines.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates based on specified margins over money market rates, at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $108.2 million as of September 3, 2006. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of September 3, 2006, the Company maintained a consolidated leverage ratio

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

of 1.12 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of September 3, 2006, qualifying tangible assets equaled 1.95 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.25 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of September 3, 2006, the Company maintained such a fixed charge coverage ratio of 2.23 times.

Cash and cash equivalents at September 3, 2006 totaled $141.0 million, an increase of $96.3 million from November 30, 2005.  At September 3, 2006, the Company had total debt outstanding of $95.8 million, compared to $95.4 million at November 30, 2005, and approximately $113.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2006 were $105.8 million and $100.8 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2006. The Company contributed $21.6 million to the U.S. pension plan in the first nine months of 2006.  The Company contributed $.9 million to the non-U.S. pension plan for the first nine months of 2006 and expects to contribute $.3 million in the remaining period of 2006. The amount of contribution to the U.S. pension plan reflects application of an Additional Funding Charge ("AFC") requirement.  Pension contributions are expected to decline to approximately $5.0 million for the next two years.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at September 3, 2006 are summarized as follows (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-Term Debt (a)	$95,807	$10,000	$26,488	$30,645	$28,674
Interest Payments on Debt (b)	10,484	1,760	4,898	3,000	826
Operating Leases	33,408	3,658	7,148	5,500	17,102
Purchase Obligation (c)	10,759	10,759	-	-	-
Total Contractual Obligations (d)	$150,458	$26,177	$38,534	$39,145	$46,602

 Commercial Obligations

	Commitments Expiring Per Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Standby Letters of Credit (e)	$2,016	$1,946	$70	$-	$-
Total Commercial Commitments (d)	$2,016	$1,946	$70	$-	$-

(a) Included in long-term debt is $6,902 outstanding under a revolving credit facility, which is supported by the Revolver.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

General

Income from continuing operations totaled $17.0 million, or $1.91 per diluted share, on sales of $139.9 million for the quarter ended September 3, 2006, compared to income from continuing operations of $11.6 million, or $1.35 per diluted share, on sales of $136.6 million for the same period in 2005.  All reportable segments other than the Water Transmission Group had higher sales and profits due to improved market and business conditions.  Income from continuing operations was higher in 2006 due to lower interest and income tax expenses.  Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in California, increased by $1.8 million, compared to the third quarter of 2005.

Income from continuing operations totaled $37.9 million, or $4.29 per diluted share, on sales of $398.6 million for the nine months ended September 3, 2006, compared to income from continuing operations of $18.5 million, or $2.16 per diluted share, on sales of $355.6 million for the same period in 2005.  All segments had significantly higher sales and profits, except the Water Transmission Group.  Income from continuing operations was higher due primarily to sales growth, the gain from the sale of the Brea property and the higher legal costs and expenses of $7.6 million in 2005.  Equity in earnings of TAMCO increased by $3.3 million, compared to the same period in 2005.

Income from discontinued operations, net of taxes, totaled $1.0 million, or $.11 per diluted share for the quarter ended September 3, 2006, compared to $1.9 million, or $.23 per diluted share, for the same period in 2005.  Income from discontinued operations, net of taxes, totaled $2.4 million, or $.27 per diluted share, for the nine months ended September 3, 2006, compared to $.8 million, or $.10 per diluted share, for the same period in 2005.  During the third quarter of 2006, the Company completed the sale of its Coatings Business and recognized a pretax gain of $1.1 million. Discontinued operations generated sales of $41.8 million and $56.5 million for the third quarter of 2006 and 2005, respectively.  Discontinued operations generated sales of $152.2 million and $152.5 million for the first nine months of 2006 and 2005, respectively.

Sales

Sales increased $3.4 million in the third quarter of 2006, compared to the similar period in 2005.  Year-to-date sales increased $43.0 million in 2006, compared to the first nine months of 2005. All segments, except the Water Transmission Group, had higher sales in the third quarter and nine months ended September 3, 2006 due to improved demand, project timing and price increases.

Fiberglass-Composite Pipe's sales increased $11.1 million, or 29.6%, in the third quarter, and $35.2 million, or 36.6%, in the first nine months of 2006, compared to the similar periods of 2005.  Sales from operations in the U.S. increased $6.5 million and $19.2 million for the third quarter and first nine months of 2006 primarily due to increased demand for onshore oilfield piping.  Sales from Asian operations increased $3.9 million and $10.2 million for the third quarter and first nine months of 2006, driven most recently by increasing activity in the industrial and offshore segments.  Sales in Europe increased $.7 million and $5.7 million for the third quarter and first nine months of 2006 due to volume growth in industrial and marine markets.  The strong demand for oilfield and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

The Water Transmission Group's sales decreased $18.7 million, or 33.6%, in the third quarter, and $18.7 million, or 13.7% in the first nine months of 2006, compared to the similar periods in 2005.  The Water Transmission Group benefited from a major sewer pipe project in Northern California throughout 2005, which was completed in the first quarter of 2006.  Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  The Water Transmission Group entered 2006 with a lower backlog due to completion of most of the major sewer project in Northern California in 2005.  Market conditions remain soft due to fiscal constraints and continuation of a short-term cyclical slowdown in water infrastructure projects in the Company's markets.

Infrastructure Products' sales increased $11.0 million, or 25.1%, in the third quarter, and $26.9 million, or 21.9%, in the first nine months of 2006, compared to the similar periods in 2005.  Higher demand for concrete and steel poles was due principally to the continued strong housing market and improved market penetration, particularly in the southeast U.S.  Ameron's Hawaiian operation had higher sales due to the continued strength of the governmental, commercial and residential construction markets on Oahu and Maui.  The forecast for the Infrastructure Products Group remains favorable.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross Profit

Gross profit in the third quarter of 2006 was $36.1 million, or 25.8% of sales, compared to $37.5 million, or 27.5% of sales, in the third quarter of 2005.  Year-to-date gross profit in 2006 was $99.4 million, or 24.9% of sales, compared to $91.0 million, or 25.6% of sales for the same period of 2005. Gross profit decreased $1.5 million and increased $8.5 million, respectively, in the third quarter and first nine months of 2006, compared to the similar periods in 2005.  Margins decreased due to continued sluggish market conditions within the Water Transmission Group offset by the improved product mix for both the Fiberglass-Composite Pipe and Infrastructure Products Groups.

Fiberglass-Composite Pipe Group's gross profit increased $5.6 million in the third quarter and $13.3 million for the first nine month of 2006, compared to the same periods of 2005.  Profit margins were 34.1% in the quarter and 32.9% for the first nine months, compared to 29.2% for the quarter and 31.2% for the first nine months of 2005.  Margins were higher in the third quarter due to improvements in product and market mix, and price increases.  Increased sales volume generated additional gross profit of $3.2 million for the quarter and $11.0 million for the first nine months in 2006. The unfavorable mix earlier in 2006 was primarily due to volume growth in the international industrial markets and higher sales in the onshore oilfield market.  The situation improved due to price increases implemented throughout 2006.

Water Transmission Group's gross profit decreased $10.9 million in the third quarter and $16.6 million for the first nine months of 2006, compared to the same periods of 2005.  Profit margins declined to 13.9% in the quarter and 25.5% for the first nine months compared to 28.7% for the quarter and 25.5% for the first nine months of 2005.  Lower sales volume reduced profit by $2.1 million for the quarter, while lower margins reduced gross profit by $5.4 million for the quarter and $4.8 million for the first nine months of 2006.  Margins were unfavorably impacted by the mix of contract margins, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower sales.

Gross profit in the Infrastructure Products Group increased $3.6 million in the third quarter and $9.9 million for the first nine months of 2006, compared to the same periods of 2005.  Profit margins improved to 24.6% in the quarter and 23.8% for the first nine months compared to 22.6% for the quarter and 21.0% for the first nine months of  2005.  Increased sales volume generated additional gross profit of $2.5 million for the quarter and $5.6 million for the first nine months in 2006, while higher margins generated additional gross profit of $1.1 million for the quarter and $4.2 million for the first nine months in 2006. Higher margins were driven by price increases and operating efficiencies due to increased production levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $22.3 million, or 15.9% of sales, in the third quarter of 2006, compared to $22.6 million, or 16.6% of sales, in the third quarter of 2005.  The $.3 million decrease included higher incentive and stock compensation expenses of $1.5 million offset by lower self-insurance and other expenses of $1.8 million.

For the nine months ended September 3, 2006, SG&A expenses totaled $68.8 million, or 17.3% of sales, compared to $68.6 million, or 19.3% of sales in the same period in 2005. The $.2 million increase included higher incentive and stock compensation expenses of $6.1 million and higher commission and administrative expenses of $4.4 million associated with higher sales offset by lower legal fees and settlement costs of $7.6 million and $2.7 million self-insurance expenses incurred in 2005.

Other Income

Other income increased from $.2 million in the third quarter of 2005 to $1.5 million in the third quarter of 2006 due primarily to foreign exchange gains.  Other income increased from $.9 million in the first nine months of 2005 to $10.8 million in the first nine months of 2006 due to the $9.0 million gain from the sale of the Brea property.  Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income. .

Interest

Net interest expense totaled $.6 million in the third quarter of 2006, compared to $1.6 million in the third quarter of 2005.  Net interest expense was $2.5 million in the first nine months of 2006, compared to $4.2 million in the first nine months of 2005. The decrease in net interest expense was due to higher interest income from short-term investments and the higher cash balances in the third quarter of 2006 because of the sale of the Coatings Business.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes decreased to $2.5 million in the third quarter of 2006 from $5.1 million in the third quarter of 2005. Income taxes increased to $10.5 million in the first nine months of 2006, compared to $6.9 million in the comparable period of 2005. The effective tax rate decreased to 26.9% in first nine months of 2006 from 36.0% for the same period of 2005. The effective tax in 2006 was lower due to tax benefits of $1.1 million and $2.5 million, respectively, recorded in the second and third quarters of 2006 primarily as a result of settlements of the 1996 - 1998 and 1999 - 2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation. The effective tax rate for the first nine months of 2006 is also based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate for the nine months of 2006 is not necessarily indicative of the tax rate for the full fiscal year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture increased to $4.9 million in the third quarter of 2006, compared to $3.1 million in 2005.  Equity income increased to $9.5 million in the first nine months of 2006, compared to $6.2 million in the same period of 2005. Equity income increased due to TAMCO, Ameron's 50%-owned mini-mill in California.  TAMCO's profits in the third quarter and first nine months rose due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

Income from Discontinued Operations, Net of Taxes

During the third quarter of 2006, the Company completed the sale of the Coatings Business and recognized a pretax gain of $1.1 million.  Provision for income taxes related to the gain was $.9 million, which resulted in a net gain of $.2 million for the third quarter and nine months of 2006.   Income from discontinued operations before disposal, net of taxes, totaled $.8 million for the quarter ended September 3, 2006, compared to $1.9 million for the same period in 2005.   Income from discontinued operations, net of taxes, totaled $2.1 million for the nine months ended September 3, 2006, compared to $.8 million for the same period in 2005.

Item 3.  Quantitative and Qualitative Market Risk Disclosure

No material changes have occurred in the quantitative and qualitative market risk disclosure of the Company as presented in Ameron's 2005 Annual Report.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedure - Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Based on their evaluation as of September 3, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, Accounting for Contingencies.  The Company continues to vigorously defend all such lawsuits.  As of September 3, 2006, the Company was a defendant in asbestos-related cases involving 149 claimants, compared to 924 claimants as of June 4, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended September 3, 2006, there were six new claimants, dismissals and/or settlements involving 781 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended September 3, 2006 in connection with asbestos-related claims were less than $.1 million.

The Company is one of numerous defendants in various silica-related personal injury lawsuits.  These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with  SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of September 3, 2006, the Company was a defendant in silica-related cases involving 129 claimants, compared to 241 claimants as of June 4, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended September 3, 2006, there were no new claimants, dismissals and/or settlements involving 112 claimants, and no judgments.  Net costs and expenses incurred by the Company during the quarter ended September 3, 2006 in connection with silica-related claims were less than $.2 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Terms of lending agreements place restrictions on cash dividends, stock repurchases, borrowings, investments and guarantees. Under the most restrictive provisions of these agreements, approximately $27.5 million of consolidated retained earnings were not restricted at September 3, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs*
6/5/06 to 7/2/06	-	N/A	-	40,924
7/3/06 to 8/6/06	-	N/A	-	40,924
8/7/06 to 9/3/06	-	N/A	-	40,924

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

(b) REPORTS ON FORM 8-K

Five reports on Form 8-K were filed by the Company during the third quarter of 2006 as follows:

June 22, 2006 reporting the Company's results of operations for the second quarter ended June 4, 2006, as reported in a press release dated June 22, 2006.

June 23, 2006 reporting the Company's quarterly dividend of $.20 per share, as reported in a press release dated June 23, 2006.

June 23, 2006 reporting the Company's amendment to its By-Laws to increase the number of directors on its Board of Directors, and the appointment of William D. Horsfall as a new Director and member of the Audit Committee of the Board of Directors.

June 30, 2006 reporting the Company's entry into an asset purchase agreement to sell the Performance Coatings & Finishes business, as reported in a press release dated June 29, 2006.

August 7, 2006 reporting the Company's completion of the sale of the Performance Coatings & Finishes business, effective August 1, 2006, as reported in a press release dated August 2, 2006, and the associated Pro Forma financial information.  On August 16, 2006 a Form 8-K/A was filed to amend and supplement the previous filing.

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

Date: October 4, 2006