Form 10-K
period 2006-11-30
AMERON INTERNATIONAL CORP
filed 2007-02-08
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $503 million on June 4, 2006, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On February 1, 2007 there were 9,076,128 shares of Common Stock, $2.50 par value, outstanding. No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2007 ANNUAL MEETING OF STOCKHOLDERS (PART III)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2006 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1 - BUSINESS

ITEM 1A - RISK FACTORS

ITEM 1B - UNRESOLVED STAFF COMMENTS

ITEM 2 - PROPERTIES

ITEM 3 - LEGAL PROCEEDINGS

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6 - SELECTED FINANCIAL DATA

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A - CONTROLS AND PROCEDURES

ITEM 9B - OTHER INFORMATION

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PART I

AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise. The business of the Company has been divided into business segments in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly engineered products for sale to the industrial, chemical, energy and construction markets. All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2006.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about February 8, 2007 in connection with the 2007 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company's antecedents date back to 1907, it evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Company on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960's the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  At the beginning of 1970, the Company's name was changed to Ameron, Inc. In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting and steel poles for traffic signals.  In 1996, the Company's name was changed to Ameron International Corporation. In 2006, the Company sold its Performance Coatings & Finishes business (“Coatings Business”).

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

Financial information on segments and joint ventures may be found in Notes (1), (6) and (18) of the Notes to Consolidated Financial Statements, under Part II, Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into groups serving various industry segments, as follows:

a) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed directly, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Texas, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at a plant in Texas, by wholly-owned subsidiaries in the Netherlands, Singapore, and Malaysia, and by a joint venture in Saudi Arabia.

b) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. These products are marketed directly using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded-steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California. Additionally, the Company manufactures large-diameter wind towers at one of its California plants for the U.S. wind-energy market. Wind towers are sold to wind turbine manufacturers based on price, quality and availability. This segment also includes engineered design, fabrication and direct sale of specialized proprietary equipment which is outside the regular business of the Company's other business segments. Competition for such work is based upon quality, price and service.

c) The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to quarries containing many years' reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. An appreciable portion of the segment's business is obtained through competitive bidding. Sales of poles are nationwide, but with a stronger concentration in the western U.S.  Marketing is handled by the Company's own sales force and by outside sales agents for poles. Competition for such products is mainly based on price and quality, but with some consideration for service and delivery. Poles are manufactured in two plants in California, as well as in plants in Washington, Oklahoma and Alabama.

d) The Company has three partially-owned affiliated companies ("joint ventures"):  Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and TAMCO.  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe to customers in Saudi Arabia.  BL, owned 40% by Ameron, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  TAMCO, 50%-owned by the Company, operates a steel mini-mill in California, used for the production of reinforcing bar sold into construction markets in the western U.S.  ASAL is included under the Water Transmission Group, and BL is in the Fiberglass-Composite Pipe Group.  TAMCO is not included in the three operating groups.

e) Except as individually shown in the above descriptions of industry segments, the following comments or situations currently apply to all segments and applied during the three years ended November 30, 2006:

(i) Raw material supplies are periodically constrained due to industry capacities. However, because of the number of manufacturing locations and the variety of raw materials essential to the business, no critical situations exist with respect to supply of materials. The Company has multiple sources for raw materials. The effects of increases in costs of energy are being mitigated to the extent practical through conservation and through addition or substitution of equipment to manage the use and reduce consumption of energy.

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries. No unusual amounts of inventory are required to meet seasonal delivery requirements. All of the Company's industry segments turn their inventory between four and nine times annually. Average days' sales in accounts receivable range between 34 and 160 for all segments.

(v) The backlog of orders at November 30, 2006 and 2005 by industry segment is shown below. Approximately 80% of the November 30, 2006 backlog is expected to be converted to sales during 2007. The Water Transmission Group’s backlog included $97.1 million of orders for large-diameter wind towers at November 30, 2006, compared to $1.5 million at the end of 2005. The backlog of concrete and steel pipe manufactured by the Water Transmission Group declined $36.7 million during 2006 due to a lull in the water and sewer pipe market. The Fiberglss-Composite Pipe Group’s backlog increased $8.1 million with the surge in demand for oilfield piping. The backlog increased at Infrastructure Products Group due to overall demand in construction markets.

SEGMENT	2006	2005
	(in thousands)
Water Transmission Group	$183,802	$129,321
Fiberglass-Composite Pipe Group	51,310	43,240
Infrastructure Products Group	34,866	30,222

Total	$269,978	$202,783

(vi) Except for the sale of the Coatings Business, the Company believes there was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates. The Company is not aware of any change in the competitive situation which would be material to an understanding of the business.

(vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of the associated costs.   Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products. For 2006, excluding the effect of unbilled receivables related to long-term construction contracts, trade receivable turnover was approximately five times.

(viii) A number of the Company's operations operate outside the U.S. and are affected by changes in foreign exchange rates.  Sales, profits, assets and liabilities could be materially impacted by changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies. The Company does not typically hedge forecasted sales or items subject to translation adjustments, such as intercompany transactions of a long-term investment nature.

(2) a) Costs during each of the last three years for research and development were $5,790,000 in 2006, $4,567,000 in 2005, and $3,667,000 in 2004. These costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred and do not include expenses incurred by the Coatings Business.

b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business, except as described above.

c) For many years the Company has been consistently installing or improving devices to control or eliminate the discharge of pollutants into the environment. Accordingly, compliance with federal, state, and locally-enacted provisions relating to protection of the environment did not have, and is not expected to have, a material effect upon the Company's capital expenditures, earnings, or competitive position.

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,500 persons. Of those, approximately 1,000 were covered by labor union contracts.  Two separate bargaining agreements are subject to renegotiation in 2007.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Aggregate export sales from U.S. operations during the last three years were:

In thousands
2006	$27,811
2005	22,858
2004	20,824

Financial information about foreign and domestic operations may be found in Notes (1), (6), and (18) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

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

ITEM 1A - RISK FACTORS

The following discussion of risk factors may be important to understanding any statement in this Annual Report on Form 10-K. The following information should be read in conjunction with Management's Discussion and Analysis (“MD&A”) and the Consolidated Financial Statements and related Notes.

The Company's businesses routinely encounter and address risks, some of which could cause the Company's future results to be materially different than presently anticipated. Discussion about the important operational risks that the Company's businesses encounter can also be found in the MD&A section and in the business descriptions in Item 1, herein.

a) The primary markets for the Company's products are cyclical and dependent on factors that may not necessarily correspond to general economic cycles. The Company's Water Transmission Group sells piping products for public works projects, which are typically dependent on taxes and fees for funding. The Fiberglass-Composite Pipe Group's performance is closely linked to the level of oil prices and the corresponding impact on oil production, processing and transport. The Infrastructure Products Group is dependent on the level of construction, especially for the sale of poles associated with construction of new homes. Therefore, the Company's activities can be materially impacted by changes in interest rates, construction cycles, changes in oil prices and constraints on governmental budgets and spending.

b) The availability and price of key raw materials can fluctuate dramatically. The Company consumes significant amounts of steel, cement, epoxy resin and fiberglass. The availability of these raw materials is subject to periodic shortages, and future allocations may not be sufficient to prevent disruption to sales of the Company and its subsidiaries. Additionally, significant increases in the cost of these raw materials could lead to significantly lower operating margins if the Company is unable to recover these cost increases through price increases to its customers.

c) Labor disruptions or labor shortages could materially impact the Company’s operations. The Company's businesses are involved with heavy-duty manufacturing and materials handling. Labor is a key component of such operations, and disruptions, such as disputes and strikes, could have a material impact on the Company and its subsidiaries. Additionally, shortages of skilled labor, such as welders, could periodically impact the Company's costs and profitability.

d) Claims associated with the Company's performance can be relatively large. The Company sells products that may be essential to the use of large, multi-million-dollar, infrastructure projects, such as water and sewer systems, offshore platforms, marine vessels, petrochemical plants, roads, and large construction projects. Additionally, the Company sells products used in critical applications, such as to protect against corrosion or to convey hazardous materials. The Company's products are often used in applications that could expose the Company to large potential product liability risks which are inherent in the design, manufacture and sale of such products. A series of successful claims against the Company could materially and adversely affect its reputation, financial condition and results of operations.

e) TAMCO's profitability could be significantly reduced by a sharp increase in costs and/or a significant increase in foreign imports of rebar into TAMCO's markets in the western U.S. TAMCO, the Company's 50%-owned joint venture that manufactures steel rebar in California, has historically contributed to the Company's earnings and paid significant dividends to the Company. TAMCO uses large quantities of natural gas, electricity, and scrap metal. A major spike in energy or scrap costs without a corresponding increase in TAMCO's selling price of its rebar could result in a dramatic decline in profitability. TAMCO's ability to raise prices could be limited due to competitive pressures, including imports of foreign-sourced rebar.

f) A significant part of the Company's assets and profits are located or generated outside the U.S., with an associated foreign exchange and country risk. The Company and it subsidiaries operate in several countries outside the U.S. A significant change in the value of foreign currencies, political stability, trade restrictions, the impact of foreign government regulations, or economic cycles in foreign countries could materially impact the Company.

g) The returns from the Company's new investment in wind-tower capabilities are dependent on future demand which could be impacted by changes in government policy, energy prices or tax credits. The Company is completing a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity. The current demand for wind-generated power is driven by high energy prices and tax credits. The demand for wind towers could subside if the tax credits are not renewed at the end of 2008 and/or if oil prices fall significantly so that wind energy is less competitive.

h) The Company's quarterly results are subject to significant fluctuation. The Company's sales and net income can fluctuate significantly from quarter to quarter due to production and delivery schedules of major orders and the seasonal variation in demand for certain of the Company's products, particularly in the Water Transmission Group. Operating results in any quarterly period are not necessarily indicative of results for any future quarterly period, and comparisons between periods may not be meaningful. The Company sells products which are installed outdoors, and, therefore, demand for the Company's products can be affected by weather conditions.

i) Limits on the Company's ability to control partially-owned joint ventures could restrict the future operations of such ventures and the amount of cash available to the Company from such joint ventures. Without control, the Company cannot solely dictate the dividend or operating policies of joint ventures without the cooperation of the respective joint-venture partners.

j) The Company’s relatively low trading volume could limit a shareholder's ability to trade the Company's shares. The Company's shares are traded on the New York Stock Exchange, however, the average trading volume can be considered to be relatively low. As a result, shareholders could have difficulty in selling or buying a large number of the Company's shares in the manner or at a price that might otherwise be possible if the shares were more actively traded.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. The Company also has properties formerly used in the Coatings Business that are being held for sale. Properties listed do not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products Group industry segment, there are no material leases with respect to which expiration or inability to renew would have any material adverse effect on the Company's operations. The lease term on the Kailua property extends to the year 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii; and, in management's opinion, rock reserves are adequate for its requirements during the term of the lease.

(b) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations, and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

INDUSTRY SEGMENT - GROUP

Division - Location	Description
FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division - USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant

WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Etiwanda, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant

Protective Linings Division
Brea, CA	Office, Plant
American Pipe & Construction International
Bogota, Colombia	Office, Plant
Cali, Colombia	Office, Plant

INFRASTRUCTURE PRODUCTS GROUP
Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry
Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant

CORPORATE
Corporate Headquarters
Pasadena, CA	*Office
Houston, TX	**Warehouse
Huthwaite, UK	**Office, Plant
Hull, UK	**Office, Plant
Sydney, Australia	**Office, Plant
Adelaide, Australia	**Plant
Melbourne, Australia	**Warehouse

Corporate Research & Engineering
Long Beach, CA	*Office
South Gate, CA	Office, Laboratory
*Leased
**Held for Sale

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statements of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2006, the Company was a defendant in asbestos-related cases involving 145 claimants, compared to 8,906 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the year ended November 30, 2006, there were new claims involving 18 claimants, dismissals and/or settlements involving 8,779 claimants and no judgments. No net costs and expenses were incurred by the Company for the year ended November 30, 2006 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2006, the Company was a defendant in silica-related cases involving seven claimants, compared to 7,447 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the year ended November 30, 2006, there were new claims involving four claimants, dismissals and/or settlements involving 7,444 claimants and no judgments.  Net costs and expenses incurred by the Company for the year ended November 30, 2006 in connection with silica-related claims were approximately $.2 million.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2006 and who are not directors of the Company. All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.
Name	Age	Title and Year Elected as Officer
Daniel J. Emmett	46	Vice President, Controller	2006

Ralph S. Friedrich	59	Vice President-Research & Engineering	2003

Thomas P. Giese	62	Vice President; Group President, Water Transmission Group	1997

James R. McLaughlin	59	Senior Vice President-Chief Financial Officer & Treasurer	1997

Terrence P. O'Shea	60	Vice President-Human Resources	2003

Javier Solis	60	Senior Vice President of Administration, Secretary & General Counsel	1984

Gary Wagner	55	Executive Vice President & Chief Operating Officer	1990

All of the executive officers named above, except Daniel J. Emmett, have held high-level managerial or executive positions with the Company for more than the past five years. Daniel J. Emmett was appointed Vice President, Controller on January 11, 2006, after having served as Group Controller for the Fiberglass-Composite Pipe Group since July 2004. Prior to joining the Company, he was Corporate Controller for Bearcom from 2002 to 2004 and Director of International Accounting for Blockbuster from 2000 to 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange, the only exchange on which it is presently listed. On February 1, 2007, there were 1,034 stockholders of record of such stock. Information regarding incentive stock compensation plans may be found in Note (13) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's common stock during such period are set out in Supplementary Data - Quarterly Financial Data (Unaudited) following the Notes to Consolidated Financial Statements, under Part II, Item 8.

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7, herein, and Note (11) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
9/4/06 thru 10/1/06	-	N/A	-	40,924
10/2/06 thru 11/5/06	-	N/A	-	40,924
11/6/06 thru 11/30/06	-	N/A	-	40,924

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

PER COMMON SHARE DATA (1)
Basic earnings per share:
Income from continuing operations	$5.73	$3.51	$1.35	$3.00	$3.00
Income from discontinued operations, net of taxes	.25	.37	.28	.77	.61
Net income	5.98	3.88	1.63	3.77	3.61
Diluted earnings per share:
Income from continuing operations	5.64	3.44	1.32	2.92	2.90
Income from discontinued operations, net of taxes	.24	.36	.27	.75	.59
Net income	5.88	3.80	1.59	3.67	3.49

Weighted-average shares (basic)	8,731,839	8,410,563	8,270,487	7,925,229	7,772,032
Weighted-average shares (diluted)	8,871,695	8,579,194	8,448,987	8,149,460	8,052,164
Dividends	.80	.80	.80	.76	.64
Stock price - high	80.01	46.61	40.05	35.53	38.74
Stock price - low	44.66	31.76	28.60	24.89	22.26
Price/earnings ratio (range)	14-8	12-8	25-18	10-7	11-6
OPERATING RESULTS
Sales	$549,180	$494,767	$406,230	$410,215	$356,162
Gross profit	132,389	125,210	92,209	110,221	88,397
Interest expense, net	(1,682)	(5,520)	(5,522)	(6,755)	(6,855)
Provision for income taxes	(10,905)	(11,040)	(4,789)	(9,474)	(11,244)
Equity in earnings of joint venture, net of taxes	13,550	9,005	10,791	614	3,309
Income from continuing operations	50,060	29,509	11,151	23,808	23,297
Income from discontinued operations, net of taxes	2,140	3,101	2,308	6,092	4,760
Net income	52,200	32,610	13,459	29,900	28,059
Net income/sales	9.5%	6.6%	3.3%	7.3%	7.9%
Return on equity	15.8%	11.3%	5.0%	12.8%	13.5%
FINANCIAL CONDITION AT YEAR-END (2)
Working capital	$280,467	$216,126	$180,813	$177,009	$149,205
Property, plant and equipment, net	134,470	154,665	153,651	150,586	145,242
Investments in joint ventures
Equity method	14,501	13,777	16,042	13,064	12,940
Cost method	3,784	5,922	5,922	5,479	5,987
Total assets	634,664	578,036	543,937	533,492	462,942
Long-term debt, less current portion	72,525	77,109	75,349	86,044	102,823
CASH FLOW (2)
Expenditures for property, plant and equipment	$35,519	$25,371	$18,312	$17,107	$14,514
Depreciation and amortization	17,440	18,924	18,897	18,371	18,572

(1) Share and per share data reflect a two-for-one stock split declared in 2003.
(2) Amounts include both continuing and discontinued operations.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

Revenue for the Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is determined by multiplying total estimated contract revenue by the percentage of completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage of completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other two segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage-of-completion methodology.

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

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out ("FIFO") method.  Certain steel inventories used by the Water Transmission Group are valued using the last-in, first-out ("LIFO") method.  Significant changes in steel levels or costs could materially impact the Company's financial statements.  Reserves are established for excess, obsolete and rework inventories based on estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends. A significant reduction in demand or a significant worsening of customer credit quality could materially impact the Company’s consolidated financial statements.

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

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover losses in excess of the self-insured limits.  Currently, the Company's primary self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers ‘ Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviation could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

During 2006, the Company changed the assumed discount rate, and projected rates of increase in compensation levels and health care costs. The discount rate is based on market interest rates. At November 30, 2006, the Company increased the discount rate from 5.60% to 5.95% as a result of the then-current market interest rates on long-term, fixed-income debt securities of highly-rated corporations. In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments as well as the expected long-term allocation of assets. At November 30, 2006, the Company maintained the expected long-term rate of return on assets assumption at 8.75 % to reflect the expectations for future returns in the equity markets. In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates. At November 30, 2006, the Company decreased the assumed annual rate of compensation increase from 3.35% to 3.10%. In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends. At November 30, 2006, the Company maintained the rate of increase in health care costs at 10%, decreasing ratably until reaching 5% in 2011 and beyond.

Different assumptions would impact the Company’s projected benefit obligations and annual net periodic benefit costs related to pensions, and the accrued other benefit obligations and benefit costs related to postretirement benefits. The following reflects the impact associated with a change in certain assumptions (in thousands):

	1% Increase		1% Decrease
	Increase/	Increase/	Increase/	Increase/
	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	in Benefit	in Benefit	in Benefit	in Benefit
	Obligations	Costs	Obligations	Costs
Discount Rate:
Pensions	$(7,635)	$(1,404)	$9,359	$1,971
Other postretirement benefits	(316)	(21)	373	20
Expected rate of return on assets	N/A	(498)	N/A	498
Rate of increase in compensation levels	344	934	(323)	(820)
Rate of increase in health care costs	173	19	(147)	(17)

Additional information regarding pensions and other postretirement benefits is disclosed in Note 15 of Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The following discussion combines the impact of both continuing and discontinued operations unless otherwise noted.

As of November 30, 2006, the Company's working capital totaled $280.5 million, an increase of $64.3 million, from working capital of $216.1 million as of November 30, 2005.  The increase was caused by higher business activity and the sale of the Coatings Business for cash.  All of the Company's industry segments turned their inventory between four and nine times annually. Average days' sales in accounts receivable ranged between 34 and 160 for all segments. Cash and cash equivalents totaled $139.5 million as of November 30, 2006, compared to $44.7 million as of November 30, 2005.

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  During 2006, net cash of $16.8 million was generated from operating activities of continuing and discontinued operations, compared to $37.2 million generated in 2005.  The lower operating cash flow in 2006 was primarily due to higher earnings that were more than offset by increased inventories, higher other assets and lower liabilities.  In 2005, the Company's cash from operating activities included net income of $32.6 million, less gain on sale of assets of $1.6 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint-ventures in excess of equity income and stock compensation expense) of $24.2 million, offset by changes in operating assets and liabilities of $18.0 million.  In 2006, the Company's cash provided by operating activities included net income of $52.2 million, less gain on sale of assets and loss from sale of discontinued operations of $8.7 million, plus similar non-cash adjustments of $14.8 million, offset by corresponding changes in operating assets and liabilities of $41.5 million.  The higher operating cash flow in 2005, compared to 2004, was primarily due to higher earnings, excluding the gains on property sales in both years, partially offset by an increase in net operating capital related to higher sales in 2005. In 2004, $10.1 million was generated from operating activities. Cash from operating activities included net income of $13.5 million, less gain on sale of assets, of $13.1 million, plus non-cash adjustments of $22.3 million, offset by changes in operating assets and liabilities of $12.5 million.

Net cash generated from investing activities totaled $89.7 million in 2006, compared to $21.5 million used in 2005.  In 2006, the Company generated net proceeds of $9.0 million from the sale of real property in Brea, California.  In addition, the Company generated $115.0 million from the sale of the Coatings Business in 2006.  In 2005, certain properties held by the Coatings Business’ European operations were sold for a gain of $1.8 million. Net cash used in investing activities consisted of capital expenditures of $35.5 million, compared to $25.4 million in the same period of 2005.  In addition to capital expenditures for normal replacement and upgrades of machinery and equipment in both 2005 and 2006, a new fiberglass pipe plant in Malaysia was built in 2005.  In 2006, the Company spent $10.8 million to enhance the capabilities of its steel fabrication plant in California to manufacture large-diameter wind towers. Additionally, the assets of a Mexican steel fabrication operation were acquired in 2006 for approximately $1.0 million.  Net cash provided by investing activities totaled $4.2 million in 2004 which consisted of proceeds from the sale of assets, including $15.3 million from the sale of property vacated as part of a plant consolidation within the Water Transmission Group, and $7.2 million from the liquidation of life insurance policies, offset by capital expenditures of $18.8 million. During the year ending November 30, 2007, the Company anticipates spending between $30 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $14.0 million during 2006, compared to zero in 2005.  Net cash used in 2006 consisted of net payment of debt of $16.1 million, payment of common stock dividends of $7.1 million and treasury stock purchases of $1.2 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2006, the Company received $8.0 million from the issuance of common stock related to exercised stock options. Cash used in 2005 consisted of payment of common stock dividends of $6.8 million, debt issuance costs of $.3 million, offset by net issuance of debt of $2.4 million, and a net $4.8 million from issuance of common stock related to the exercise of stock options and treasury shares used to pay withholding taxes on vested restricted shares. Net borrowings were higher in 2005 than in 2006 because of the timing of scheduled debt repayments.  Net cash used in financing activities totaled $5.0 million in 2004 which consisted of the net repayment of debt of $.8 million, debt issuance costs of $.5 million, and payment of common stock dividends of $6.7 million, offset by the issuance of common stock related to the exercise of stock options and treasury shares used to pay withholding taxes on vested restricted shares, totaling $3.0 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $118.7 million as of November 30, 2006. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of November 30, 2006, the Company maintained a consolidated leverage ratio of 1.07 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of November 30, 2006, qualifying tangible assets equaled 2.21 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.35 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of November 30, 2006, the Company maintained such a fixed charge coverage ratio of 2.17 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $20.5 million of retained earnings was not restricted, as of November 30, 2006, as to the declaration of cash dividends or the repurchase of Company stock. At November 30, 2006, the Company was in compliance with all covenants.

Cash and cash equivalents at November 30, 2006 totaled $139.5 million, an increase of $94.8 million from November 30, 2005.  At November 30, 2006, the Company had total debt outstanding of $82.5 million, compared to $95.4 million at November 30, 2005, and approximately $117.6 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2006 were $105.8 million and $98.2 million, respectively.

The Company contributed $21.6 million to the U.S. pension plan in 2006.  The Company contributed $1.0 million to the non-U.S. pension plans in 2006.  The Company expects to contribute approximately $3.0 million to its U.S. pension plan and $.6 million to the non-U.S. pension plans in 2007.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2007.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at November 30, 2006 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-Term Debt (a)	$82,525	$10,000	$33,268	$16,920	$22,337

Interest Payments on Debt	16,119	3,720	5,350	2,616	4,433

Operating Leases	32,517	3,682	6,942	5,067	16,826

Purchase Obligations (b)	6,403	6,403	-	-	-

Total Contractual Obligations (c)	$137,564	$23,805	$45,560	$24,603	$43,596

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby Letters of Credit (d)	$2,018	$2,018	$-	$-	$-

Total Commercial Commitments (c)	$2,018	$2,018	$-	$-	$-

(a) Included in long-term debt is $3,652 outstanding under a revolving credit facility, due in 2010, supported by the Revolver.
(b) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.
(c) The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.
 (d) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS: 2006 COMPARED WITH 2005

General

Income from continuing operations totaled $50.1 million, or $5.64 per diluted share, on sales of $549.2 million for the year ended November 30, 2006, compared to $29.5 million, or $3.44 per diluted share, on sales of $494.8 million for the same period in 2005.  All segments had significantly higher sales and profits, except the Water Transmission Group, due to generally-improved market conditions.  Income from continuing operations was higher due primarily to sales growth, the gain from the sale of the Brea property, lower interest, higher equity income and a lower effective tax rate.  Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in California, increased by $4.5 million, compared to the same period in 2005.

Income from discontinued operations, net of taxes, totaled $2.1 million, or $.24 per diluted share, for the year ended November 30, 2006, compared to $3.1 million, or $.36 per diluted share, for the same period in 2005.  During the third quarter of 2006, the Company completed the sale of its Coatings Business and recognized a pretax gain of $.9 million. The Coatings Business generated sales of $152.2 million and $209.8 million for 2006 and 2005, respectively.

The Fiberglass-Composite Pipe Group achieved record sales and profits in 2006 as a result of the increased demand for oilfield piping in North America, continued strong demand in the marine market worldwide and increased shipments to the Middle East from the Company’s Asian subsidiary operations. The Infrastructure Products Group had significantly higher sales and profits due to the strong construction sector in Hawaii and throughout the U.S. The Water Transmission Group reported lower sales and profits due to a cyclical slowdown in the market and a major piping project in Northern California that was completed in 2005.

Sales

Sales increased $54.4 million in 2006, compared to 2005.  Sales increased due to higher demand for onshore oilfield and marine piping, the impact of foreign exchange rates on the Company’s Asian fiberglass pipe subsidiary operations, higher demand for construction materials in Hawaii, and higher demand for concrete and steel poles due to the continued strength of housing construction throughout the U.S.

Fiberglass-Composite Pipe's sales increased $42.7 million, or 31.8%, in 2006, compared to 2005.  Sales from operations in the U.S. increased $17.7 million in 2006 primarily due to increased demand for onshore oilfield piping.  Sales from Asian subsidiary operations increased $18.6 million in 2006, driven by activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales in Europe increased $6.4 million in 2006 due to volume growth in industrial and marine markets.  The strong demand for oilfield and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

Water Transmission’s sales decreased $17.7 million, or 9.2%, in 2006, compared to 2005.  The Water Transmission Group benefited from a major pipe project in Northern California throughout 2005, which was completed in the first quarter of 2006. The demand for large-diameter pipe in the western U.S. has been soft due to completion of projects and a cyclical lull in the building of new projects. To maintain activity during the current downturn, the Company expanded its manufacture of wind towers used in wind energy generation.  The Water Transmission Group entered 2007 with a higher backlog due to orders for wind towers.  Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  Market conditions for water pipe remain soft due to continuation of a cyclical slowdown in water infrastructure projects in the Company's markets. However, the market for wind towers is robust.

Infrastructure Products' sales increased $29.2 million, or 17.3%, in 2006, compared to 2005.  Higher demand for concrete and steel poles was due principally to the continued strong housing market and improved market penetration, particularly in the southeast U.S.  The Company’s Hawaiian division had higher sales due to the continued strength of the governmental, commercial and residential construction markets on Oahu and Maui.  Although the housing market has softened, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in 2006 was $132.4 million, or 24.1% of sales, compared to $125.2 million, or 25.3% of sales, in 2005.  Gross profit increased $7.2 million due to higher sales.

Fiberglass-Composite Pipe Group's gross profit increased $17.2 million in 2006, compared to 2005. Profit margins improved to 33.3% for 2006, compared to 31.0% for 2005. Higher margins resulted from improvements in product and market mix, and price increases.  Increased sales volume generated additional gross profit of $13.2 million while favorable product mix generated additional gross profit of $4.0 million in 2006.

Water Transmission Group's gross profit decreased $20.1 million in 2006, compared to 2005.  Profit margins declined to 15.0% for 2006, compared to 24.1% in 2005.  Lower sales volume reduced profit by $4.3 million in 2006. Lower margins from unfavorable mix of projects, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower sales negatively impacted gross profit by $15.8 million.

Gross profit in the Infrastructure Products Group increased $10.5 million in 2006, compared to 2005.  Profit margins improved to 23.7% for 2006, compared to 21.6% in 2005.  Increased sales volume generated additional gross profit of $6.3 million while higher margins generated additional gross profit of $4.2 million for 2006.  Higher margins resulted from price increases and operating efficiencies due to increased production levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $94.7 million, or 17.2% of sales, in 2006, compared to $90.3 million, or 18.2% of sales, in 2005.  The $4.4 million increase included higher incentive and stock compensation expenses of $4.9 million, higher employee benefit costs of $1.4 million, and higher commission and administrative expenses of $7.5 million associated with higher sales, offset by higher legal fees and settlement costs of $6.8 million and self-insurance expenses of $2.6 million in 2005.

Other Income, Net

Other income increased from $2.1 million in 2005 to $11.4 million in 2006 due primarily to the $9.0 million gain from the sale of the Brea property. Other income included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.

Interest

Net interest expense totaled $1.7 million in 2006, compared to $5.5 million in 2005.  The decrease in net interest expense was due to higher interest income from short-term investments and the lower average outstanding debt and less higher-rate, fixed-rate debt.

Provision for Income Taxes

Income taxes decreased to $10.9 million in 2006 from $11.0 million in 2005. The effective tax rate on income from continuing operations decreased to 23% in 2006 from 35% for the same period of 2005. The effective tax in 2006 was lower than the tax at the statutory rate, with the difference of $7.2 million due to settlement of the 1996-1998 and 1999-2002 IRS examinations, final approval of the Company's 1998-2000 research and development credit refund claims, and settlements with other foreign and local jurisdictions. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. Also, the rate in 2005 was higher as a result of the one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron’s share of the results of TAMCO, increased to $13.6 million in 2006, compared to $9.0 million in 2005.  Ameron owns 50% of TAMCO, a mini-mill that produces steel rebar for the construction industry in the western U.S. Equity income is shown net of income taxes. Dividends from TAMCO were taxed at an effective rate of 11.32% and 10.41%, respectively, in 2006 and 2005, reflecting the dividend exclusion provided to the Company under current tax laws. The improvement in TAMCO’s earnings was attributable to increased demand for steel rebar and higher selling prices, reflecting the continued strong construction market and the high prices of steel worldwide.

Income from Discontinued Operations, Net of Taxes

During the third quarter of 2006, the Company completed the sale of the Coatings Business and recognized a pretax gain of $.9 million.  Provision for income taxes related to the gain was $1.0 million, which resulted in a net loss of $.2 million in 2006.  Income from discontinued operations before the loss on the sale of the Coatings Business, net of taxes, totaled $2.3 million for the year ended November 30, 2006, compared to $3.1 million for the same period in 2005. The Coatings Business generated $152.2 million and $209.8 million in net sales in 2006 and 2005, respectively.

RESULTS OF OPERATIONS: 2005 COMPARED WITH 2004

General

Income from continuing operations totaled $29.5 million, or $3.44 per diluted share, on sales of $494.8 million for the year ended November 30, 2005, compared to $11.2 million, or $1.32 per diluted share, on sales of $406.2 million for the same period in 2004.  Income from continuing operations rose in 2005 primarily due to higher sales and improved gross margins. Additionally, income from continuing operations in 2004 was adversely impacted by labor strikes, the costs associated with the termination of two executive benefit plans and increased reserves associated with LIFO accounting of certain steel inventories, partially offset by the gain on the sale of property.

All segments had significantly higher sales and profits in 2005 compared to 2004. The Water Transmission Group had record sales in 2005 due principally to a major sewer upgrade project in Northern California.  The Infrastructure Products Group had significantly higher sales and profits due to the strong construction sector in Hawaii and throughout the U.S.  In 2004, the Water Transmission and Infrastructure Products Groups were disrupted by labor strikes.  The Fiberglass-Composite Pipe Group achieved record sales and profits in 2005 as a result of the increased demand for oilfield piping in North America, continued strong demand in the marine market worldwide and increased shipments to the Middle East from the Company’s Asian subsidiary operations.  Equity income from TAMCO, the Company’s 50%-owned steel mini-mill in Southern California, declined $1.8 million from 2004.  The decline was attributable to higher conversion costs, primarily energy costs.

Income from discontinued operations, net of taxes, totaled $3.1 million, or $.36 per diluted share, for the year ended November 30, 2005, compared to $2.3 million, or $.27 per diluted share, for the same period in 2004.  The Performance Coatings & Finishes Group generated sales of $209.8 million and $199.6 million for 2005 and 2004, respectively. Higher sales came primarily from U.S. operations, due to improved market conditions, and from subsidiary operations in Australia and New Zealand, due to volume gains and favorable currency translation.

Sales

Sales increased $88.5 million in 2005, compared to 2004.  Sales increased due to a large sewer pipe project, increased demand for protective lining products, higher demand for onshore oilfield piping, the impact of foreign exchange rates on the Company's foreign fiberglass pipe operations and higher demand for concrete and steel poles due to the continued strength of housing construction throughout the U.S.   The 2004 sales were adversely impacted by the labor strikes within the Water Transmission and Infrastructure Products Groups.

The Fiberglass-Composite Pipe Group's sales increased $17.8 million in 2005 due primarily to demand for onshore oilfield piping in the U.S. and Canada, higher fiberglass pipe demand for marine applications and increased shipments from the Company’s Asian subsidiary operations of fiberglass pipe to the Middle East for industrial projects.  Sales of piping supplied by the Company’s subsidiary operations in Europe declined due to market conditions and the impact of the appreciated euro on exports into the Middle East and the former Soviet Union.  The strength of demand for oilfield and marine piping continued to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The backlog for the Fiberglass-Composite Pipe Group increased compared to the level at year-end 2004.

The Water Transmission Group's sales increased $38.5 million in 2005 compared to the same period in 2004.  The sales improvement was primarily due to pipe sales for a major sewer upgrade project in Northern California, higher demand for protective linings products that are used to provide corrosion protection of concrete sewer pipe, and sales of towers used for wind-powered electrical generation.  Also, the Group's operations and sales were adversely affected by labor disputes at two plants in 2004.

Infrastructure Products Group’s sales increased $32.7 million in 2005 compared to 2004 due to higher housing and commercial construction spending in Hawaii and throughout the U.S.   In addition, the Company’s Hawaiian division recovered from a labor dispute in 2004 at the Company's principal aggregates and ready-mix concrete operations on Oahu in Hawaii.  Sales of steel and concrete poles increased due to the continued strength of housing construction throughout the U.S.   Additionally, the Company benefited from a major pole-replacement program sponsored by a utility in Southern California.

Gross Profit

Gross profit in 2005 was $125.2 million, or 25.3% of sales, compared to gross profit of $92.2 million, or 22.7% of sales, in 2004.  Gross profit increased $33.0 million due to higher sales and improved margins due to a favorable mix of projects.

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

Selling, General and Administrative Expenses

SG&A totaled $90.3 million, or 18.2% of sales, in 2005, compared to $83.6 million, or 20.6%, in 2004.  SG&A increased $6.7 million primarily due to higher legal expenses of $5.1 million, higher stock and incentive compensation expense of $3.4 million, offset by insurance recoveries of $1.5 million.

Pension Plan Curtailment/Settlement

In June 2004, the Company terminated two executive benefit plans and incurred a pretax expense of $12.8 million due to the termination of the plans and distribution to plan participants.

Other Income, Net

Other income decreased to $2.1 million in 2005 from $14.8 million in 2004.  Other income included royalties and fees from licensees, foreign currency transaction gains and losses, and other miscellaneous income.  Included in 2004 was a gain of $13.1 million on the sale of excess property vacated as part of a program to streamline pipe manufacturing operations within the Water Transmission Group.  Income from investments accounted for under the cost method increased from zero in 2004 to $1.3 million in 2005 due to the timing of dividend payments.  The fiberglass pipe ventures continued to perform well due to the strength of oilfield and infrastructure markets in Saudi Arabia.  The concrete pipe venture experienced a cyclical lull and increased competition from alternative products.

Interest

Net interest expense was flat at $5.5 million in 2005, compared to 2004.

Provision for Income Taxes

Income taxes increased to $11.0 million compared to $4.8 million in 2004.  The effective tax rate decreased from 93% in 2004 to 35% in 2005.  The effective tax rate was significantly higher in 2004 due to IRS limitations on the deductibility of a portion of the settlements associated with the executive benefit plan termination.  Approximately $18.5 million of the $24.7 million paid to participants of the terminated plans did not receive an associated tax benefit.  Excluding the impact of the termination of the benefit plans, the effective rate in 2005 would have been higher than in 2004 due to higher levels of earnings from domestic operations.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  Also, the rate in 2005 was higher as a result of the one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income in the results of TAMCO, decreased from $10.8 million in 2004 to $9.0 million in 2005.  The decline in TAMCO's earnings was attributable principally to higher conversion costs, primarily energy.  TAMCO’s sales in 2005 reflected the continued strong construction market and the high prices of steel worldwide.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations, net of taxes, totaled $3.1 million for the year ended November 30, 2005, compared to $2.3 million for the same period in 2004. The Performance Coatings & Finishes Group benefited from improved market conditions in the U.S., higher selling prices, higher shipments of lighter-duty product finishes by the Company’s Australian and New Zealand subsidiary operations, and favorable foreign currency exchange rates.  Discontinued operations generated sales of $209.8 million and $199.6 million in 2005 and 2004, respectively.

OFF-BALANCE SHEET FINANCING

The Company does not have any off-balance sheet financing, other than listed in the Liquidity and Capital Resources section herein. All of the Company's subsidiaries are included in the financial statements, and the Company does not have relationships with any special purpose entities.

CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2006, the Company was a defendant in asbestos-related cases involving 145 claimants, compared to 8,906 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the fiscal year ended November 30, 2006, there were new claims involving 18 claimants, dismissals and/or settlements involving 8,779 claimants and no judgments.  No net costs and expenses were incurred by the Company for the fiscal year ended November 30, 2006 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2006, the Company was a defendant in silica-related cases involving seven claimants, compared to 7,447 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the fiscal year ended November 30, 2006, there were new claims involving four claimants, dismissals and/or settlements involving 7,444 claimants and no judgments.  Net costs and expenses incurred by the Company for the fiscal year ended November 30, 2006 in connection with silica-related claims were approximately $.2 million.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc., (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of the SPAR constructed for Dominion.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V., (collectively "Ameron Subsidiaries"), in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)." EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-03 is not expected to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur. SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is expected to have a significant effect on the Company’s consolidated balance sheet. The Company is in the process of quantifying the effect of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No, 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company’s adoption of SAB 108 did not have a material impact on its financial position or results of operations.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies. The Company does not use the contracts for speculative or trading purposes. At November 30, 2006, the Company had eight foreign currency forward contracts expiring at various dates through March 2007, with an aggregate notional value and fair value of $1.7 million. Such instruments are carried at fair value, with related adjustments recorded in other income.

Debt Risk

The Company has variable-rate, short-term and long-term debt as well as fixed-rate, long-term debt. The fair value of the Company's fixed-rate debt is subject to changes in interest rates. The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. The Company is subject to the availability of credit to support new requirements and to refinance long-term and short-term debt.

As of November 30, 2006, the estimated fair value of notes payable by the Company totaling $30.0 million, with a fixed rate of 5.36% per annum, was $30.0 million. The Company is required to repay these notes in annual installments of $10.0 million from 2006 to 2009, inclusive.  As of November 30, 2006, the estimated fair value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $33.2 million, with a fixed rate of 4.25% per annum, was $33.4 million.  These notes must be repaid in installments of approximately $6.6 million per year beginning in 2008.  The Company had $7.2 million of variable-rate industrial development bonds payable at a rate of 3.85% per annum as of November 30, 2006, payable in 2016. The Company also had $8.5 million of variable-rate industrial development bonds payable at a rate of 3.85% per annum as of November 30, 2006, payable in 2021. The industrial revenue bonds are supported by the Revolver.  The Company borrowed $3.7 million under various foreign short-term bank facilities, that are supported by the Revolver which permits borrowings up to $100.0 million through September 2010. The average interest rate of such borrowings by foreign subsidiaries was 6.34% per annum as of November 30, 2006.

							Total Outstanding
							As of November 30, 2006
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Value	Value
Liabilities
Long-Term Debt:
Fixed-rate secured notes, payable in US$	$10,000	$10,000	$10,000	$-	$-	$-	$30,000	$29,983
Average interest rate	5.36%	5.36%	5.36%	-	-	-	5.36%

Fixed-rate secured notes, payable in Singapore dollars	-	6,634	6,634	6,634	6,634	6,637	33,173	33,414
Average interest rate	-	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

Variable-rate bank revolving credit facilities, payable in local currencies	-	-	-	3,652	-	-	3,652	3,652
Average interest rate	-	-	-	6.34%	-	-	6.34%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	3.85%	3.85%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	3.85%	3.85%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
	Year ended November 30,

(Dollars in thousands, except per share data)	2006	2005	2004
Sales	$549,180	$494,767	$406,230
Cost of sales	(416,791)	(369,557)	(314,021)
Gross profit	132,389	125,210	92,209

Selling, general and administrative expenses	(94,689)	(90,283)	(83,553)
Pension plan curtailment/settlement	-	-	(12,817)
Other income, net	11,397	2,137	14,832
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	49,097	37,064	10,671
Interest expense, net	(1,682)	(5,520)	(5,522)
Income from continuing operations before income taxes and equity in earnings of joint venture	47,415	31,544	5,149
Provision for income taxes	(10,905)	(11,040)	(4,789)
Income from continuing operations before equity in earnings of joint venture	36,510	20,504	360
Equity in earnings of joint venture, net of taxes	13,550	9,005	10,791
Income from continuing operations	50,060	29,509	11,151
Income from discontinued operations, net of taxes	2,140	3,101	2,308
Net income	$52,200	$32,610	$13,459

Basic earnings per share:
Income from continuing operations	$5.73	$3.51	$1.35
Income from discontinued operations, net of taxes	.25	.37	.28
Net income	$5.98	$3.88	$1.63

Diluted earnings per share:
Income from continuing operations	$5.64	$3.44	$1.32
Income from discontinued operations, net of taxes	.24	.36	.27
Net income	$5.88	$3.80	$1.59

Weighted-average shares (basic)	8,731,839	8,410,563	8,270,487
Weighted-average shares (diluted)	8,871,695	8,579,194	8,448,987

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - ASSETS
	As of November 30,

(Dollars in thousands, except per share data)	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$139,479	$44,671
Receivables, less allowances of $4,912 in 2006 and $7,693 in 2005	160,173	180,558
Inventories	77,134	98,389
Deferred income taxes	23,861	17,598
Prepaid expenses and other current assets	15,921	11,714

Total current assets	416,568	352,930

Investments in joint ventures
Equity method	14,501	13,777
Cost method	3,784	5,922

Property, plant and equipment
Land	33,327	38,959
Buildings	57,434	88,606
Machinery and equipment	261,538	284,593
Construction in progress	20,657	15,500

Total property, plant and equipment at cost	372,956	427,658
Accumulated depreciation	(238,486)	(272,993)

Total property, plant and equipment, net	134,470	154,665
Deferred income taxes	-	143
Intangible assets, net of accumulated amortization of $3,017 in 2006 and $10,142 in 2005	2,143	13,259
Other assets	63,198	37,340

Total assets	$634,664	$578,036

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY
	As of November 30,

(Dollars in thousands, except per share data)	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$10,000	$18,333
Trade payables	45,650	54,349
Accrued liabilities	68,970	63,071
Income taxes payable	11,481	1,051

Total current liabilities	136,101	136,804

Long-term debt, less current portion	72,525	77,109
Other long-term liabilities	62,813	67,625

Total liabilities	271,439	281,538

Commitments and contingencies
Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,075,094 shares in 2006 and 8,698,148 shares in 2005, net of treasury shares	29,431	28,450
Additional paid-in capital	39,500	28,936
Unearned restricted stock	-	(2,084)
Retained earnings	371,894	326,795
Accumulated other comprehensive loss	(27,232)	(36,324)
Treasury stock (2,697,148 shares in 2006 and 2,681,811 shares in 2005)	(50,368)	(49,275)

Total stockholders' equity	363,225	296,498

Total liabilities and stockholders' equity	$634,664	$578,036

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Accumulated
			Additional	Unearned		Other
	Shares		Paid-in	Restricted	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Stock	Earnings	Loss	Stock	Total
Balance, November 30, 2003	8,214,563	$27,186	$16,443	$(1,481)	$294,255	$(31,768)	$(48,523)	$256,112
Net Income - 2004	-	-	-	-	13,459	-	-	13,459
Exercise of stock options	167,768	419	2,896	-	-	-	-	3,315
Foreign currency translation adjustment	-	-	-	-	-	10,175	-	10,175
Minimum pension liability adjustment, net of tax	-	-	-	-	-	411	-	411
Comprehensive income from joint venture	-	-	-	-	-	762	-	762
Cash dividends on common stock	-	-	-	-	(6,701)	-	-	(6,701)
Stock compensation expense	-	-	772	-	-	-	-	772
Issuance of restricted stock	56,000	140	1,792	(1,932)	-	-	-	-
Restricted stock compensation expense	-	-	-	1,113	-	-	-	1,113
Treasury stock purchase	(6,860)	-	-	-	-	-	(251)	(251)
Balance, November 30, 2004	8,431,471	27,745	21,903	(2,300)	301,013	(20,420)	(48,774)	279,167
Net Income - 2005	-	-	-	-	32,610	-	-	32,610
Exercise of stock options	239,318	599	4,701	-	-	-	-	5,300
Foreign currency translation adjustment	-	-	-	-	-	(10,329)	-	(10,329)
Minimum pension liability adjustment, net of tax	-	-	-	-	-	(5,209)	-	(5,209)
Comprehensive income from joint venture	-	-	-	-	-	(366)	-	(366)
Cash dividends on common stock	-	-	-	-	(6,828)	-	-	(6,828)
Stock compensation expense	-	-	899	-	-	-	-	899
Issuance of restricted stock	42,500	106	1,433	(1,539)	-	-	-	-
Restricted stock compensation expense	-	-	-	1,755	-	-	-	1,755
Treasury stock purchase	(15,141)	-	-	-	-	-	(501)	(501)
Balance, November 30, 2005	8,698,148	28,450	28,936	(2,084)	326,795	(36,324)	(49,275)	296,498
Net Income - 2006	-	-	-	-	52,200	-	-	52,200
Exercise of stock options	347,283	853	7,032	-	-	-	109	7,994
Foreign currency translation adjustment	-	-	-	-	-	2,330	-	2,330
Minimum pension liability adjustment, net of tax	-	-	-	-	-	6,314	-	6,314
Comprehensive income from joint venture	-	-	-	-	-	448	-	448
Cash dividends on common stock	-	-	-	-	(7,101)	-	-	(7,101)
Stock compensation expense	-	-	151	-	-	-	-	151
Issuance of restricted stock	51,000	128	(128)	-	-	-	-	-
Excess Tax Benefit related to stock-based compensation	-	-	2,469	-	-	-	-	2,469
Restricted stock compensation expense	-	-	3,124	-	-	-	-	3,124
Treasury stock purchase	(21,337)	-	-	-	-	-	(1,202)	(1,202)
Reclassification of unearned restricted stock under FAS123(R)	-	-	(2,084)	2,084	-	-	-	-
Balance, November 30, 2006	9,075,094	$29,431	$39,500	$-	$371,894	$(27,232)	$(50,368)	$363,225

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year ended November 30,
(In thousands)	2006	2005	2004

Net income	$52,200	$32,610	$13,459
Foreign currency translation adjustment	2,330	(10,329)	10,175
Minimum pension liability adjustment, net of tax	6,314	(5,209)	411
Comprehensive income/(loss) from joint venture	448	(366)	762
Comprehensive income	$61,292	$16,706	$24,807

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended November 30,
(In thousands)	2006	2005	2004
OPERATING ACTIVITIES
Net income	$52,200	$32,610	$13,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,270	18,718	18,673
Amortization	170	206	224
(Benefit)/provision for deferred income taxes	(5,631)	701	3,689
Net earnings and distributions from joint ventures	(276)	1,901	(2,217)
Gain from sale of investments, property, plant and equipment	(8,864)	(1,634)	(13,140)
Loss from sale of discontinued operations	157	-	-
Stock compensation expense	3,275	2,654	1,885
Changes in operating assets and liabilities:
Receivables, net	(23,284)	(23,649)	(1,690)
Inventories	(25,906)	(10,624)	3,665
Prepaid expenses and other current assets	(5,890)	(884)	(1,792)
Other assets	(11,990)	1,894	2,789
Trade payables	6,937	6,686	64
Accrued liabilities and income taxes payable	22,330	3,660	(2,597)
Other long-term liabilities	(3,655)	4,945	(12,949)
Net cash provided by operating activities	16,843	37,184	10,063

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	10,253	3,855	15,702
Proceeds from sale of discontinued operations	115,000	-	-
Proceeds from sale of other investments	-	-	7,214
Additions to investments, property, plant and equipment	(35,519)	(25,371)	(18,755)
Net cash provided by (used in) investing activities	89,734	(21,516)	4,161

FINANCING ACTIVITIES
Issuance of debt	3,279	59,424	11,033
Repayment of debt	(19,402)	(57,073)	(11,874)
Debt issuance costs	-	(322)	(477)
Dividends on common stock	(7,101)	(6,828)	(6,701)
Issuance of common stock	7,994	5,300	3,315
Excess tax benefits related to stock-based compensation	2,469	-	-
Change in treasury stock	(1,202)	(501)	(251)
Net cash used in financing activities	(13,963)	-	(4,955)

Effect of exchange rate changes on cash and cash equivalents	2,194	(1,121)	465
Net change in cash and cash equivalents	94,808	14,547	9,734
Cash and cash equivalents at beginning of year	44,671	30,124	20,390

Cash and cash equivalents at end of year	$139,479	$44,671	$30,124

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were $5,790,000 in 2006, $4,567,000 in 2005, and $3,667,000 in 2004.

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

Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method as follows:

(In thousands, except per share data)	2006	2005	2004
Numerator:
Income from continuing operations	$50,060	$29,509	$11,151
Income from discontinuing operations, net of taxes	2,140	3,101	2,308
Net income	$52,200	$32,610	$13,459

Denominator for basic income per share:
Weighted-average shares outstanding, basic	8,731,839	8,410,563	8,270,487

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	8,731,839	8,410,563	8,270,487
Dilutive effect of stock options and restricted stock	139,856	168,631	178,500
Weighted-average shares outstanding, diluted	8,871,695	8,579,194	8,448,987

Basic net income per share:
Income from continuing operations	$5.73	$3.51	$1.35
Income from discontinued operations, net of taxes	.25	.37	.28
Net income	$5.98	$3.88	$1.63

Diluted net income per share:
Income from continuing operations	$5.64	$3.44	$1.32
Income from discontinued operations, net of taxes	.24	.36	.27
Net income	$5.88	$3.80	$1.59

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with maturities of three months or less when purchased.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out ("FIFO") method except for certain steel inventories used by the Water Transmission Group that are valued using the last-in, first-out ("LIFO") method.  Significant changes in steel levels or costs could materially impact the Company's financial statements.  Reserves are established for excess, obsolete and rework inventories based on estimates of salability and forecasted future demand.

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

Useful Lives
in Years
Buildings	10-40
Machinery and equipment
Autos, trucks and trailers	3-8
Cranes and tractors	5-15
Manufacturing equipment	3-15
Other	3-20

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

Self Insurance

The Company typically utilizes third-party insurance subject to varying retention levels or self insurance and aggregate limits. The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry. The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

Foreign Currency Translation

The functional currencies for the Company's foreign operations are the applicable local currencies. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Translation adjustments arising from intercompany advances that are permanent in nature are also included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in other income, net.

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes. As of November 30, 2006 and 2005, the Company had foreign currency forward contracts with an aggregate notional value of $1,719,000 and $5,096,000, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments, other than long-term debt or derivatives, approximates the carrying value because of the short-term nature of such instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign exchange contracts. The Company records an allowance for doubtful accounts based on historical experience and expected trends. Credit risk with respect to trade accounts receivable is generally distributed over a large number of entities comprising the Company's customer base and is geographically dispersed. The Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and, in certain instances, maintains credit insurance. The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.

Stock-Based Compensation

Prior to December 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its various stock compensation plans.  Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments, using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements (described in Note 13).  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)." EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-03 is not expected to have a material effect on its consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur. SFAS No. 158 also requires companies to measure the funded status of a plan as of the date of its year-end financial statements. SFAS No. 158 will be effective as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS No. 158 is expected to have a significant effect on the Company’s consolidated balance sheet. The Company is in the process of quantifying the effect of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company’s adoption of SAB 108 did not have a material impact on its financial position or results of operations.

Supplemental Cash Flow Information

(In thousands)	2006	2005	2004
Interest paid	$4,891	$5,863	$6,509
Income taxes paid	8,787	17,482	6,103

NOTE 2 - DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG") for $115,000,000 in cash upon the closing, plus a post-closing adjustment. As part of the post-closing adjustment PPG has paid $11,308,000, which includes interest through the payment date, and is disputing $3,423,000. The Company believes it is entitled to the disputed amount under the terms of the Purchase Agreement (the “Agreement”). The Company and PPG are in active negotiations to resolve the dispute. If the parties are unable to resolve the dispute the Agreement provides a process for resolution. Certain assets were excluded from the sale, including cash and cash equivalents and certain real properties that were used in the Coatings Business.  The Company intends to sell the retained properties in the next 12 to 18 months and expects to generate additional proceeds of approximately $15,000,000 based on current estimates of market values. The gain or loss on such sales is not expected to be material. The retained properties are included in other assets (Note 7).

Pursuant to the Agreement, PPG assumed certain liabilities related to the Coatings Business, including, without limitation, (i) warranty and guaranty obligations and liabilities for products sold or manufactured by the Company, (ii) all environmental liabilities associated with the real properties that PPG acquired and (iii) general tort liability. PPG also agreed to a cost-sharing arrangement with respect to any product liability claims relating to the Company’s operation of the Coatings Business prior to the closing of the transaction.

Pursuant to the Agreement, PPG did not assume certain other liabilities related to the Company’s operations of the Coatings Business prior to the closing of the transaction, including, without limitation, (i) any liability of the Coatings Business arising out of asbestos, silica or lead and (ii) any pre-closing environmental liabilities related to the real properties that the Company retained. Additionally, PPG will not be assuming any liabilities related to the Company’s lawsuits with Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. and with Sable Offshore Energy, Inc. more fully described in Note 15.

The results of discontinued operations were as follows for the years ended November 30:

(In thousands)	2006	2005	2004
Revenue from discontinued operations	$152,190	$209,807	$199,623

Income from discontinued operations before disposal, before income taxes	$5,308	$6,531	$5,525
Income taxes on income from discontinued operations	(3,011)	(3,430)	(3,217)
Income from discontinued operations, before disposal, net of taxes	2,297	3,101	2,308

Gain from sale of discontinued operations, before income taxes	862	-	-
Income taxes on gain from sale of discontinued operations	(1,019)	-	-
Loss on sale of discontinued operations, net of taxes	(157)	-	-
Income from discontinued operations, net of taxes	$2,140	$3,101	$2,308

The income taxes on gain from sale of discontinued operations reflects the allocation of sales proceeds to various taxing jurisdictions, which resulted in certain tax losses without tax benefits. Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation. Prior period balance sheets and cash flow statements have not been adjusted.

NOTE 3 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2006	2005	2004
Gain/(loss) on sale of property, plant and equipment	$8,837	$(220)	$13,082
Other	2,762	(65)	927
Royalties, fees and other income	887	602	758
Dividends from joint ventures-cost method	-	1,300	-
Foreign currency (loss)/gain	(1,089)	520	65
	$11,397	$2,137	$14,832

NOTE 4 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2006	2005
Trade	$124,308	$175,586
Other	31,299	10,761
Joint venture	9,478	1,904
Allowances	(4,912)	(7,693)
	$160,173	$180,558

Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $32,278,000 and $29,667,000 at November 30, 2006 and 2005, respectively.

NOTE 5 - INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2006	2005
Finished products	$30,802	$54,661
Materials and supplies	22,224	23,636
Products in process	24,108	20,092
	$77,134	$98,389

Certain steel inventories are valued using the LIFO method. Inventories valued using the LIFO method comprised 24.1% and 7.8% of consolidated inventories at November 30, 2006 and 2005, respectively.  The percentage increase from 2005 was due to lower inventories as a result of the sale of the Coatings Business offset by an increase of $10,182,000 in steel inventories. If inventories valued using the LIFO method had been valued using the FIFO method, total inventories would have increased by $6,085,000 and $6,864,000 at November 30, 2006 and 2005, respectively.

NOTE 6 - JOINT VENTURES

Investments, advances and equity in undistributed earnings of joint ventures were as follows at November 30:

(In thousands)	2006	2005
Investment--equity method	$14,501	$13,777
Investments--cost method	3,784	5,922
	$18,285	$19,699

The Company's ownership of joint ventures is summarized below:
		Ownership
Products	Joint Ventures	Interest
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%
Steel products	TAMCO	50%

Investments in joint ventures and the amount of undistributed earnings were as follows:

	Discontinued	Fiberglass	Concrete	Steel
(In thousands)	Operations	Pipe	Pipe	Products	Total
Cost	$-	$3,784	$-	$8,482	$12,266
Comprehensive loss from joint venture	-	-	-	(1,096)	(1,096)
Accumulated equity in undistributed earnings	-	-	-	7,115	7,115

Investment, November 30, 2006	$-	$3,784	$-	$14,501	$18,285

2006 Dividends	$-	$-	$-	$15,004	$15,004

Cost	$2,138	$3,784	$-	$8,482	$14,404
Comprehensive loss from joint venture	-	-	-	(1,544)	(1,544)
Accumulated equity in undistributed earnings	-	-	-	6,839	6,839

Investment, November 30, 2005	$2,138	$3,784	$-	$13,777	$19,699

2005 Dividends	$540	$1,300	$-	$11,952	$13,792

As part of the sale of the Coatings Business, the Company sold its 40% ownership interest in Oasis-Ameron, Ltd.

The Company provides for income taxes on the undistributed earnings of its joint ventures to the extent such earnings are included in the consolidated statements of income.

The investment in TAMCO was recorded based on audited financial statements as of November 30, 2006. Condensed financial data of TAMCO, an investment which is accounted for under the equity method, were as follows:

Financial Condition

(In thousands)	2006	2005
Current assets	$64,766	$65,170
Noncurrent assets	34,189	28,118
	$98,955	$93,288

Current liabilities	$46,434	$41,605
Noncurrent liabilities	7,780	8,388
Stockholders' equity	44,741	43,295
	$98,955	$93,288
Results of Operations

(In thousands)	2006	2005	2004
Net sales	$273,036	$252,435	$215,849
Gross profit	61,336	42,188	45,885
Net income	30,559	20,391	23,427

The Company recognized $1,096,000 and $1,544,000 in accumulated other comprehensive loss at November 30, 2006 and 2005, respectively, which represents its proportionate share of amounts recognized by TAMCO to record minimum pension liability.

Sales to joint ventures totaled $5,888,000 in 2006, $1,524,000 in 2005, and $1,613,000 in 2004.

NOTE 7 - OTHER ASSETS

Other assets were as follows at November 30:
(In thousands)	2006	2005
Cash surrender value of insurance policies	$24,828	$24,660
Pension-related assets	20,990	8,848
Assets held for sale	14,737	-
Other	2,643	3,832
	$63,198	$37,340

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:
(In thousands)	2006	2005
Self insurance reserves	$30,088	$23,620
Compensation and benefits	21,331	21,454
Commissions and royalties	6,562	2,955
Product warranties and guarantees	3,146	4,026
Taxes (other than income taxes)	1,382	3,992
Reserves for pending claims and litigation	1,231	1,702
Advances from customers	475	508
Interest	153	238
Other	4,602	4,576
	$68,970	$63,071

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently-available information.  Changes in the product warranty accrual for the years ended November 30 were as follows:

(In thousands)	2006	2005
Balance, beginning of period	$4,026	$4,297
Payments	(1,680)	(3,738)
Warranties adjustment related to discontinued operations	(1,675)	-
Warranties issued during the period	2,475	3,467
Balance, end of period	$3,146	$4,026

NOTE 9 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:
(In thousands)	2006	2005
Accrued pension cost	$54,140	$61,906
Deferred income	3,167	-
Compensation and benefits	4,618	3,025
Deferred income tax liabilities	785	-
Other	103	2,694
	$62,813	$67,625

NOTE 10 - INCOME TAXES

The provision for income taxes included the following for the year ended November 30:

(In thousands)	2006	2005	2004
Current
Federal	$14,615	$2,260	$(1,035)
Foreign	5,364	3,449	3,087
State	3,459	797	(621)
	$23,438	$6,506	$1,431

Deferred
Federal	$(10,309)	$3,573	$3,086
Foreign	(386)	173	(157)
State	(1,838)	788	429
	(12,533)	4,534	3,358
	$10,905	$11,040	$4,789

Deferred income tax assets/(liabilities) were comprised of the following as of November 30:

(In thousands)	2006	2005
Current deferred income taxes
Self-insurance and claims reserves	$15,142	$11,516
Inventories	4,998	5,278
Employee benefits	5,631	3,350
Accounts receivable	1,097	1,164
Valuation allowances	(3,708)	(2,763)
Other	701	(947)

Net current deferred income tax assets	23,861	17,598

Noncurrent deferred income taxes
Net operating loss carry-overs	17,138	19,084
Prepaid pension benefit costs	12,854	13,797
Employee benefits	831	860
Investments	3,234	3,255
Valuation allowances	(18,193)	(19,560)
Property, plant and equipment	(16,341)	(16,524)
Other	(308)	(769)

Net noncurrent deferred income tax (liabilities)/assets	(785)	143

Net deferred income tax assets	$23,076	$17,741

As of November 30, 2006, the Company had foreign net operating loss carry-overs of approximately $63,200,000. A full valuation allowance has been provided against these net operating losses. The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit. The net valuation allowance decreased by $422,000 in 2006, compared to 2005. This net decrease included a $1,700,000 increase related to executive compensation deductions, offset by a net decrease in foreign net operating loss carry-overs and other foreign deferred tax assets for which no benefit has been recognized.

The tax provision represents effective tax rates of 23%, 35% and 93% of income before income taxes for the years ended November 30, 2006, 2005 and 2004, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35% is as follows for the years ended November 30:

(In thousands)	2006	2005	2004
Domestic pretax income	$30,036	$19,532	$(8,892)
Foreign pretax income	17,379	12,012	14,041
	$47,415	$31,544	$5,149
Taxes at federal statutory rate	$16,596	$11,040	$1,802
State taxes, net of federal tax benefit	1,053	942	(563)
Foreign earnings taxed at different rates, including withholding taxes	1,264	(484)	(2,213)
Percentage depletion	(558)	(449)	(421)
Non-deductible compensation	1,702	693	7,709
Research and development credits	(28)	(329)	(259)
Section 199 deduction	(490)	-	-
Adjustments to previously accrued taxes	(7,233)	-	-
Repatriation of foreign earnings under the AJCA	-	1,077	-
Other, net	(1,401)	(1,450)	(1,266)
	$10,905	$11,040	$4,789

The Company files tax returns in numerous jurisdictions and is subject to audit in these jurisdictions. In 2006, the Internal Revenue Service (“IRS”) finalized its examination of the Company’s 1996 through 1998 federal income tax returns as well as its returns for 1999 through 2002. The results of these examinations, which included a concurrent review of the Company’s claims for research and development credits for tax years 1998-2000, are reflected in the financial statements. In addition, the financial statements reflect settlements with other local and foreign jurisdictions. The net impact to the Company’s financial statements as a result of these federal, foreign and local jurisdiction settlements was a reduction of $7.2 million in income taxes payable.

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

In November 2006, the Company repatriated approximately $13,000,000 of earnings from its subsidiary in New Zealand (funds generated by this subsidiary’s portion of the sale of the Coatings Business). The Company intends to permanently reinvest the remaining unrepatriated foreign earnings. The cumulative amount of undistributed earnings of foreign subsidiaries is $61,578,000 at November 30, 2006. The Company has provided no deferred taxes on the earnings, and the additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.

NOTE 11 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2006 and at November 30, 2005. At November 30, 2006, the equivalent of $14,982,000 was available under short-term credit lines.

Domestically, as of November 30, 2006, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver"). At November 30, 2006, $18,013,000 of the Revolver was utilized for standby letters of credit; therefore, $81,987,000 was available. Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks. Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates. Short-term lines permit borrowings up to $24,200,000. At November 30, 2006, $3,652,000 was borrowed under these facilities.

Borrowings under certain bank facilities by the Company and its foreign subsidiaries are supported by the Revolver and, accordingly, have been classified as long-term debt and are considered payable when the Revolver is due.

Long-term debt consisted of the following as of November 30:

(In thousands)	2006	2005
Fixed-rate notes:
7.92%	$-	$8,333
5.36%, payable in annual principal installments of $10,000	30,000	40,000
4.25%, payable in Singapore Dollars, in annual principal installments of $6,634	33,173	30,158
Variable-rate industrial development bonds:
payable in 2016 (3.85% at November 30, 2006)	7,200	7,200
payable in 2021 (3.85% at November 30, 2006)	8,500	8,500
Variable-rate bank revolving credit facility (6.34% at November 30, 2006)	3,652	1,251
	82,525	95,442
Less current portion	(10,000)	(18,333)
	$72,525	$77,109

Future maturities of long-term debt were as follows as of November 30, 2006:

	Year ending
(In thousands)	November 30,	Amount
	2007	$10,000
	2008	16,634
	2009	16,634
	2010	10,286
	2011	6,634
	Thereafter	22,337
		$82,525

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments and guarantees. Under the most restrictive provisions of the Company's lending agreements, approximately $20,484,000 of retained earnings was not restricted, as of November 30, 2006, as to the declaration of cash dividends or the repurchase of Company stock. At November 30, 2006, the Company was in compliance with all covenants.

The Revolver, the 5.36% term notes and the 4.25% term notes are collateralized by substantially all of the Company's assets. The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver. The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of .20%. Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments. If the Company grants such a security interest or lien, then such notes will be secured equally and ratably as long as such other debt shall be secured.

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2006	2005	2004
Interest expense	$4,581	$5,779	$5,630
Interest income	(2,899)	(259)	(108)
Interest expense, net	$1,682	$5,520	$5,522

The following disclosure of the estimated fair value of the Company's debt is prepared in accordance with the requirements of SFAS 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
November 30, 2006
Fixed-rate, long-term debt	$63,173	$63,397
Variable-rate, long-term debt	19,352	19,352

November 30, 2005
Fixed-rate, long-term debt	78,491	78,983
Variable-rate, long-term debt	16,951	16,951

The estimated fair value of the Company's variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at November 30, 2006 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 12 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $3,774,000 in 2006, $3,786,000 in 2005, and $3,782,000 in 2004. Future rental commitments were as follows as of November 30, 2006:

	Year ending
(In thousands)	November 30,	Amount
	2007	$3,682
	2008	3,506
	2009	3,436
	2010	2,991
	2011	2,076
	Thereafter	16,826
		$32,517

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals aggregating $1,297,000 at November 30, 2006.

NOTE 13 - INCENTIVE STOCK COMPENSATION PLANS

As of November 30, 2006, the Company had outstanding grants under the following share-based compensation plans:

 •     1994 Non-Employee Director Stock Option Plan ("1994 Plan") - The 1994 Plan was terminated in 2001, except as to the outstanding options.  A total of 240,000 new shares of common stock were made available for awards to non-employee directors.  Non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the dates of grant.

•     2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  A total of 380,000 new shares of common stock were made available for awards to key employees and non-employee directors.  The 2001 Plan served as the successor to the 1994 Plan and superseded that plan.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2001 Plan.  Such restricted stock grants vested in equal annual installments over four years.

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  During the twelve months ended November 30, 2006, the Company granted 45,000 restricted shares to key employees with fair value of $2,461,000 and 6,000 restricted shares to non-employee directors with fair value of $360,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vested in equal annual installments over four years and terminate ten years from the dates of grant.  At November 30, 2006, there were 24,000 shares subject to such stock options.

Prior to December 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its various stock option plans.  Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments, using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted. Stock-based compensation expense for the year ended November 30, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R).

As a result of adopting SFAS No. 123 (R), the Company's income from continuing operations before income taxes and equity in earnings of joint venture for the year ended November 30, 2006 included compensation expense of $111,000, net of taxes of $40,000, related to stock-based compensation arrangements.  This amount reduced basic earnings per share and diluted earnings per share from continuing operations by $.01 for the year ended November 30, 2006. There were no capitalized share-based compensation costs for the year ended November 30, 2006.

Prior to the adoption of SFAS No. 123 (R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows.  In accordance with SFAS No. 123 (R), the Company will present excess tax benefits from the exercise of stock options as financing cash flows.  For the year ended November 30, 2006, excess tax benefits totaled $2,469,000.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended November 30:

(In thousands, except per share data)	2005	2004
Reported net income	$32,610	$13,459
Add: stock-based employee compensation expense included in reported net income, net of tax	1,645	1,149
Deduct: stock-based employee compensation expense determined under SFAS No. 123, net of tax	(1,212)	(889)
Pro forma net income	$33,043	$13,719

Earnings per share (basic)
As reported	$3.88	$1.63
Pro forma	3.93	1.66

Earnings per share (diluted)
As reported	3.80	1.59
Pro forma	3.85	1.62

The following table summarizes the stock option activity for the year ended November 30, 2006:

Current Year Stock-Based Compensation

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2005	467,783	$24.11
Exercised	(347,283)	23.02
Outstanding at November 30, 2006	120,500	27.25	4.93	$5,779

Options exercisable at November 30, 2006	98,000	26.01	4.30	$4,821

For the fiscal year ended November 30, 2006, no options were granted, forfeited or expired. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of fiscal 2006 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on November 30, 2006. This amount will change based on the fair market value of the Company's stock. The aggregate intrinsic value of stock options exercised for the years ended November 30, 2006, 2005 and 2004 was $13,870,000, $4,781,000 and $2,481,000, respectively. As of November 30, 2006, there was $1,952,000 of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

For the years ended November 30, 2006, 2005 and 2004, 51,000, 42,500 and 56,000 shares of restricted stock were granted, respectively. The weighted-average grant-date fair value of such restricted stock granted was $55.31, $36.20 and $34.50, respectively. The fair value of restricted stock vested for the years ended November 30, 2006, 2005 and 2004 was $3,973,000, $1,738,000 and $760,000, respectively.

Net cash proceeds from stock option exercises for the years ended November 30, 2006, 2005 and 2004 was $7,994,000, $5,300,000 and $3,315,000, respectively. The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

During 2006, the Company completed the required goodwill and intangible asset impairment tests.  No impairment losses were identified as a result of these tests.  The changes in the carrying amount of goodwill by business segment were as follows:

			Foreign
			Currency
	November 30,	Acquisition/	Translation	November 30,
(In thousands)	2005	(Disposition)	Adjustments	2006
Continuing operations:
Fiberglass-Composite Pipe	$1,440	$-	$-	$1,440
Water Transmission	-	390	-	390
Infrastructure Products	201	-	-	201
	$1,641	$390	$-	$2,031
Discontinued operations:
Performance Coatings & Finishes	$11,441	$(11,578)	$137	$-

The goodwill of $390,000 is related to the acquisition of a steel fabrication operation in Mexico by the Water Transmission Group in 2006.

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following at November 30:

	2006		2005
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Continuing operations
Trademarks	$100	$(100)	$100	$(100)
Non-compete agreements	252	(140)	105	(105)
Patents	212	(212)	212	(212)
Leasehold interests	1,930	(1,930)	1,930	(1,930)
	$2,494	$(2,382)	$2,347	$(2,347)
Discontinued operations:
Trademarks	$-	$-	$2,019	$(1,962)
Non-compete agreements	-	-	2,000	(1,880)
	$-	$-	$4,019	$(3,842)

All of the Company’s intangible assets, other than goodwill, are subject to amortization. Amortization expense related to intangible assets for the years ended November 30, 2006, 2005, and 2004 was $170,000, $206,000, and $224,000, respectively. At November 30, 2006, estimated future amortization expense for each of the years in the six-year period ending November 30, 2012 was as follows: $24,000 for 2007, $24,000 for 2008, $23,000 for 2009, $23,000 for 2010, $16,000 for 2011, and $2,000 for 2012.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2006, the Company was a defendant in asbestos-related cases involving 145 claimants, compared to 8,906 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the year ended November 30, 2006, there were new claims involving 18 claimants, dismissals and/or settlements involving 8,779 claimants and no judgments.  No net costs and expenses were incurred by the Company for the year ended November 30, 2006 in connection with asbestos-related claims.

The Company is one of numerous defendants in various silica-related personal injury lawsuits. These cases generally seek unspecified damages for silica-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5.  The Company continues to vigorously defend all such lawsuits.  As of November 30, 2006, the Company was a defendant in silica-related cases involving seven claimants, compared to 7,447 claimants as of November 30, 2005.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the year ended November 30, 2006, there were new claims involving four claimants, dismissals and/or settlements involving 7,444 claimants and no judgments.  Net costs and expenses incurred by the Company for the year ended November 30, 2006 in connection with silica-related claims were approximately $200,000.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc., (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR constructed for Dominion.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128,000,000, a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V., (collectively "Ameron Subsidiaries"), in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 428,000,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

NOTE 16 - EMPLOYEE BENEFIT PLANS

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

Assets of the Company's U.S. defined benefit plan are invested in a directed trust. Assets in the trust are invested in domestic and foreign equity securities of corporations (including $7,521,000 of the Company's common stock at November 30, 2006), U.S. government obligations, derivative securities, corporate bonds and money market funds. The Dutch subsidiary contracts with a third-party insurance company to pay benefits to retirees.

PENSION BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2006 and 2005 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)
	2006	2005	2006	2005
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$184,649	$174,972	$46,363	$41,450
Service cost	3,255	3,122	1,101	1,334
Interest cost	10,193	10,076	1,784	1,850
Participant contributions	-	-	295	428
Amendments	208	-	(333)	-
Curtailment	(1,997)	-	(4,156)	-
Settlements	-	-	(757)	-
Special termination benefit	268	-	-	-
Actuarial loss/(gain)	6,738	7,211	(5,449)	7,301
Foreign currency exchange rate changes	-	-	5,261	(5,350)
Benefit payments	(10,907)	(10,733)	(644)	(650)
Projected benefit obligation-end
of year	$192,407	$184,648	$43,465	$46,363
Change in Plan Assets
Plan assets at fair value-beginning of year	$134,758	$131,534	$27,145	$28,090
Actual return on plan assets	20,667	10,220	(724)	1,315
Foreign currency exchange rate changes	-	-	3,175	(3,335)
Employer contributions	21,620	3,737	887	1,297
Participant contributions	-	-	295	428
Settlement	-	-	(3,126)	-
Benefit payments	(10,907)	(10,733)	(644)	(650)
Plan assets at fair value-end of year	$166,138	$134,758	$27,008	$27,145
Funded Status
Funded status	$(26,268)	$(49,890)	$(16,457)	$(19,217)
Unrecognized actuarial loss	44,110	52,261	6,222	10,948
Unrecognized prior service cost	385	331	2,206	5,633
Net amount recognized	$18,227	$2,702	$(8,029)	$(2,636)
Balance Sheet Amounts
Accrued cost	$(19,218)	$(42,511)	$(15,880)	$(16,214)
Intangible asset	386	331	2,206	5,633
Accumulated other comprehensive
loss, pretax	37,059	44,882	5,645	7,945
Net amount recognized	$18,227	$2,702	$(8,029)	$(2,636)

The Company contributed $21,599,000 to the U.S. pension plan and $1,049,000 to the non-U.S. pension plans in 2006. The Company expects to contribute approximately $3,000,000 to its U.S. pension plan and $600,000 to the non-U.S. pension plans in 2007.

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2006:

	Year Ending	U.S. Pension	Non-U.S. Pension
(In thousands)	November 30,	Benefits	Benefits
	2007	$12,029	$937
	2008	12,461	1,055
	2009	13,012	1,212
	2010	13,364	1,241
	2011-2015	71,932	7,817

Net periodic benefit costs for the Company's defined benefit retirement plans for 2006, 2005 and 2004 included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
(In thousands)	2006	2005	2004	2006	2005	2004
Service cost	$3,255	$3,122	$3,171	$1,101	$1,334	$1,150
Interest cost	10,193	10,076	10,563	1,784	1,850	1,802
Expected return on plan assets	(12,210)	(11,203)	(10,628)	(1,327)	(1,382)	(1,352)
Amortization of unrecognized
prior service cost	97	99	565	488	656	640
Curtailment	325	-	1,916	2,911	-	-
Settlement	-	-	10,901	-	-	-
Amortization of unrecognized
net transition obligation	-	-	-	317	76	-
Amortization of accumulated loss	4,434	4,954	5,638	-	-	-
Net periodic cost	$6,094	$7,048	$22,126	$5,274	$2,534	$2,240

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average discount rate	5.95%	5.60%	5.85%	4.50%	4.00%	4.75%
Rate of increase in compensation levels	3.45%	3.10%	3.35%	2.00%	2.00%	2.00%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2006	2005	2004	2006	2005	2004
Weighted-average discount rate	5.60%	5.85%	6.00%	4.00%	4.75%	5.50%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	5.20%	5.40%	5.40%
Rate of increase in compensation levels	3.10%	3.35%	3.50%	2.00%	2.00%	2.50%

The following table shows the Company's target allocation range for the U.S. defined benefit pension plan, along with the actual allocations:

	Target	2006	2005
Domestic equities	65%	70%	70%
International equities	10%	10%	9%
Fixed-income securities	25%	20%	21%
Total	100%	100%	100%

The following shows the Company's accumulated benefit obligation in excess of plan assets at November 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)	2006	2005	2006	2005
Projected benefit obligation	$192,407	$184,648	$43,465	$46,363
Accumulated benefit obligation	185,356	177,270	42,888	43,359
Fair value of plan assets	166,138	134,758	27,008	27,145
(Decrease) increase in minimum liability
included in other comprehensive income	(7,822)	3,028	(2,300)	5,420

The Company also has a defined benefit retirement plan in the United Kingdom related to the discontinued operations. The projected benefit obligation and plan assets at November 30, 2006 were $5,601,000 and $4,965,000, respectively. Net accrued pension liability at November 30, 2006 was $636,000. Annual pension expense related to this plan was not significant.

Approximately 21% of the Company's employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. Related to these plans, the Company contributed and charged to expense $3,000,000, $2,650,000 and $2,161,000 in 2006, 2005 and 2004, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

Prior to June 2004, the Company had a supplemental retirement plan and an income deferral plan for certain U.S. executives.  In June 2004, the Company terminated the two executive benefit plans in consideration of ongoing costs, anticipated legislative restrictions on such programs, and a preference for executive benefit plans having more predictable costs.  The Company incurred a pretax expense of $12,817,000 due to the termination of the plans and distributions to plan participants.  The Company recorded this expense in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."  The Company had previously purchased life insurance policies to cover benefits under the plans. At the time of termination of the plans, the cash surrender value of such life insurance policies totaled approximately $26,900,000 and exceeded the amount that was required if immediate lump-sum payments were elected by all participants, which totaled $25,600,000. In addition to the termination and settlement costs, the Company expensed approximately $1,800,000 in 2004 under the plans.

As of June 28, 2006, due to the divestiture of the Coatings Business, the Company recorded curtailments and settlements as required by SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for termination Benefits.” The impact to the U.S. Plans was a curtailment cost of $57,000 and a special plan termination benefit cost of $268,000. The impact on the Non-U.S. Plans was a curtailment cost of $2,911,000.

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code. The savings plan allows for deferral of income up to a certain percentage through contributions to the plan, within certain restrictions. Company matching contributions are in the form of cash. In 2006, 2005 and 2004, the Company recorded expenses for matching contributions of $1,387,000, $422,000 and $436,000, respectively.

POST-RETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2006 and 2005 for the Company's U.S. postretirement health care and life insurance benefits. The measurement date of plan assets and obligations is as of October 1 for each year presented.

	U.S. Postretirement Benefits
(In thousands)	2006	2005
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,315	$3,617
Service cost	78	118
Interest cost	179	204
Actuarial gain	(167)	(174)
Amendments	324	(205)
Benefit payments	(237)	(245)
Projected benefit obligation-end of year	$3,492	$3,315
Change in Plan Assets
Plan assets at fair value-beginning of year	$324	$349
Actual return on plan assets	106	1
Benefit payments	(34)	(26)
Plan assets at fair value-end of year	$396	$324
Funded Status
Funded status	$(3,096)	$(2,991)
Unrecognized actuarial loss	405	692
Unrecognized transition obligation	321	367
Unrecognized prior service cost/(benefit)	246	(92)
Net amount recognized	$(2,124)	$(2,024)
Balance Sheet Amounts
Accrued benefit liability	(2,124)	(2,024)
Net amount recognized	$(2,124)	$(2,024)

Expected future benefit payments, which reflect expected future service, were as follows as of November 30, 2006:
		U.S. Post-
	Year Beginning	Retirement
(In thousands)	December 1,	Benefits
	2006	$208
	2007	236
	2008	222
	2009	214
	2010	217
	2011-2015	1,360

Net periodic benefit costs for the Company's defined benefit retirement plans for 2006, 2005 and 2004 included the following components:

	U.S. Postretirement Benefits
(In thousands)	2006	2005	2004
Service cost	$78	$118	$112
Interest cost	179	204	201
Expected return on plan assets	(27)	(31)	(30)
Amortization of unrecognized
prior service gain	(14)	(14)	(14)
Amortization of unrecognized
net transition obligation	46	71	71
Amortization of accumulated loss	41	59	51
Net periodic cost	$303	$407	$391

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Postretirement Benefits
	2006	2005	2004
Weighted-average discount rate	5.95%	5.60%	5.85%
Rate of increase in compensation levels	3.45%	3.10%	3.35%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2006	2005	2004
Weighted-average discount rate	5.60%	5.85%	6.00%
Rate of increase in compensation levels	3.10%	3.35%	3.50%

In 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a Medicare prescription drug benefit beginning in 2006 as well as a federal subsidy to sponsors of retirement health care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. The effect of the Act did not have a material impact on the Company's consolidated financial statements.

The assumed health care cost trend decreased from 10% to 9% in 2006, and it is assumed that the rate will decline gradually to 5% by 2011 and beyond. The effect of a one-percentage-point change in the assumed health care cost trend would have changed the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2006, as follows:

	1%	1%
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$19	$(17)
Effect on post-retirement benefit obligation	173	(147)

The Company has a life insurance plan which provides eligible executives with life insurance protection equal to three times base salary. Upon retirement, the executive is provided with life insurance protection equal to final base salary. There were no expenses related to this plan in 2006 and $66,800 in 2005, and $267,000 in 2004.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to 3.5 times total annual compensation of such employees.

NOTE 17 - CAPITAL STOCK

The Company is incorporated in Delaware. The articles of incorporation authorize 24,000,000 shares of $2.50 par value common stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock. The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors. As of November 30, 2006, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

As of November 30, 2006, 9,075,094 shares of common stock were issued and outstanding, including 98,002 restricted shares. Restrictions limit the sale and transfer of these shares. On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) becomes unrestricted. The restrictions are scheduled to lapse as follows: 49,335 shares will become unrestricted in 2007, 30,667 shares in 2008, 16,500 shares in 2009, and 1,500 shares in 2010.

As of November 30, 2006 the Company’s Stockholders Rights Plan provided, among other things, that stockholders were entitled to purchase common stock at a significant discount if a party acquired 15% or more of the Company's common stock or announced a tender offer for at least 15% of the Company's common stock outstanding.

NOTE 18 - SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services. In accordance with SFAS No. 131, the Company has determined it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products. The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated products including wind towers. The Infrastructure Products Group consists of two operating segments, the Pole Products and Hawaii Divisions, and manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles. In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold effective August 1, 2006. The results from this segment have been reported as discontinued operations for all reporting periods. Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO, the Company's equity method investment, is not included in any of these segments. The Company’s Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance. The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances. Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed. Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (“LIFO”) method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S. Sales for export or to any individual customer did not exceed 10% of consolidated sales in 2006, 2005 or 2004.

In accordance with SFAS No. 131, the following table presents information related to each operating segment included in, and in a manner consistent with, internal management reports. Inter-segment sales were not significant. Total assets by segment are those assets that are used exclusively by such segment. Unallocated assets are principally cash, corporate property and equipment, and investments. Long-lived assets consist of all long-term assets, excluding investments, goodwill, intangible assets, and deferred tax assets.

	SEGMENT INFORMATION
	Fiberglass-	Water	Infrastructure		Discontinued
(In thousands)	Composite Pipe	Transmission	Products	Other	Operations	Eliminations	Total
2006
Sales	$176,721	$174,986	$198,177	$-	$-	$(704)	$549,180
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	37,804	7,577	30,607	(26,891)	-	-	49,097
Equity in earnings of joint venture, net of taxes	-	-	-	13,550	-	-	13,550
Income from joint ventures - cost method	-	-	-	-	-	-	-
Investments in joint ventures
Equity method	-	-	-	14,501	-	-	14, 501
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	31,957	51,041	48,796	65,874	-	-	197,668
Total assets	206,326	167,463	97,249	271,023	-	(107,397)	634,664
Capital expenditures	4,558	16,502	10,659	(236)	4,036	-	35,519
Depreciation and amortization	4,685	4,000	4,509	609	3,637	-	17,440
2005
Sales	$134,071	$192,731	$168,990	$-	$-	$(1,025)	$494,767
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	24,482	25,845	22,127	(35,390)	-	-	37,064
Equity in earnings of joint venture, net of taxes	-	-	-	9,005	-	-	9,005
Income from joint ventures - cost method	1,300	-	-	-	-	-	1,300
Investments in joint ventures
Equity method	-	-	-	13,777	-	-	13,777
Cost method	3,784	-	-	-	2,138	-	5,922
Long-lived assets	30,199	38,520	43,553	39,048	40,685	-	192,005
Total assets	176,713	132,803	83,053	162,979	170,784	(148,296)	578,036
Capital expenditures	8,919	5,567	4,607	1,170	5,108	-	25,371
Depreciation and amortization	4,070	3,910	4,444	710	5,790	-	18,924
2004
Sales	$116,289	$154,231	$136,312	$-	$-	$(602)	$406,230
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	21,429	13,458	14,519	(38,735)	-	-	10,671
Equity in earnings of joint venture, net of taxes	-	-	-	10,791	-	-	10,791
Income from joint ventures - cost method	-	-	-	-	-	-	-
Investments in joint ventures
Equity method	-	-	-	16,042	-	-	16,042
Cost method	3,784	-	-	-	2,138	-	5,922
Long-lived assets	26,353	37,970	40,564	41,481	46,166	-	192,534
Total assets	155,390	120,921	74,623	198,797	173,807	(179,601)	543,937
Capital expenditures	4,777	2,693	5,045	506	5,291	-	18,312
Depreciation and amortization	4,115	3,977	4,507	701	5,597	-	18,897

	GEOGRAPHIC AREAS
	United				Discontinued
(In thousands)	States	Europe	Asia	Other	Operations	Eliminations	Total
2006
Sales to external customers	$432,670	$26,545	$80,726	$9,239	$-	$-	$549,180
Long-lived assets	154,882	15,229	20,866	6,691	-	-	197,668
Total assets	538,254	50,785	139,514	13,508	-	(107,397)	634,664
2005
Sales to external customers	$406,939	$20,157	$62,155	$5,516	$-	$-	$494,767
Long-lived assets	125,310	6,046	19,202	762	40,685	-	192,005
Total assets	419,103	20,907	110,602	4,936	170,784	(148,296)	578,036
2004
Sales to external customers	$325,425	$21,694	$55,124	$3,987	$-	$-	$406,230
Long-lived assets	125,065	7,543	13,133	627	46,166	-	192,534
Total assets	423,829	26,876	94,433	4,593	173,807	(179,601)	543,937

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2006 and 2005, follow:

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
2006
Sales	$125,972	$132,657	$139,941	$150,610
Gross profit	28,582	34,771	36,082	32,954
Income from continuing operations	3,962	16,998	16,982	12,118
Income from discontinued operations, net of taxes	(351)	1,704	997	(210)
Net income	3,611	18,702	17,979	11,908
Diluted net income/(loss) per share:
Income from continuing operations	.45	1.92	1.91	1.35
Income from discontinued operations, net of taxes	(.04)	.19	.11	(.02)
Net income	.41	2.11	2.02	1.33
Stock price per share-high	61.81	76.04	70.70	80.01
Stock price per share-low	44.66	54.54	50.63	64.03
Dividends per share	.20	.20	.20	.20

2005
Sales	$96,867	$122,138	$136,555	$139,207
Gross profit	22,946	30,474	37,542	34,248
Income from continuing operations	2,026	4,843	11,588	11,052
Income from discontinued operations, net of taxes	(1,546)	428	1,940	2,279
Net income/(loss)	480	5,271	13,528	13,331
Diluted net income/(loss) per share:
Income from continuing operations	.24	.57	1.35	1.27
Income from discontinued operations, net of taxes	(.18)	.05	.23	.26
Net income/(loss)	.06	.62	1.58	1.53
Stock price per share-high	38.85	36.96	39.11	46.61
Stock price per share-low	31.96	31.76	33.00	38.91
Dividends per share	.20	.20	.20	.20

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules. Operating results for the fourth quarter of fiscal year 2006 included a charge of $1,505,000 to adjust year end LIFO reserve.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation

We have completed integrated audits of Ameron International Corporation's consolidated financial statements and of its internal control over financial reporting as of November 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective December 1, 2005.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9(A), that the Company maintained effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
January 30, 2007

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2006 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Commission filings.  No changes were made in the Company's internal control over financial reporting during the fiscal quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of November 30, 2006. Management's assessment of the effectiveness of internal control over financial reporting as of November 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, and the audit committee financial expert, is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company's Proxy Statement under the section captioned "The Board and Its Committees." Such information is incorporated herein by reference. The Board of Directors has determined that one of the members of its Audit Committee, William D. Horsfall, is an "audit committee financial expert" as defined in Item 401(h)(2) of Regulation S-K.

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

ITEM 11 - EXECUTIVE COMPENSATION

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

* The information required by Items 11, 12, 13 and 14 is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) FINANCIAL STATEMENT SCHEDULES:

The following financial statements are included in this Annual Report on Form 10-K:

Consolidated Statements of Income for the years ended November 30, 2006, 2005 and 2004.
Consolidated Balance Sheets as of November 30, 2006 and 2005.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2006, 2005 and 2004.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2006, 2005 and 2004.
Consolidated Statements of Cash Flows for the years ended November 30, 2006, 2005 and 2004.
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

SCHEDULE	SCHEDULES OF AMERON
II	Valuation and Qualifying Accounts and Reserves

(2) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
3(i)	Certificate of Incorporation (1)
3(ii)	Bylaws (2)
4	Instruments Defining the Rights of Security Holders, Including Indentures
10	Material Contracts
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP regarding TAMCO
23.3	Consent of Deloitte & Touche LLP regarding TAMCO
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99.1	TAMCO Financial Statements as of November 30, 2006, and for each of the three years in the period ended November 30, 2006 and Reports of Independent Registered Public Accounting Firms

(b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 2006 as follows:

September 22, 2006 reporting under Item 2.02, the financial results for the Company's third quarter ended September 3, 2006.

September 25, 2006 reporting under Item 8.01, the declaration of a quarterly dividend of 20 cents per share of common stock for the Company's third quarter ended September 3, 2006.

(1) The Certificate of Incorporation is incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed June 24, 2005.

(2) The Bylaws are incorporated by reference to the Report on Form 8-K of the Company filed March 24, 2005.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Years	Expenses	Write-offs	and Others *	Years
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,693	$1,351	$(1,339)	$(2,793)	$4,912

* Amount primarily consists of allowance for doubtful accounts eliminated due to the sale of the discontinued operations.

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Years	Expenses	Write-offs	and Others	Years
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,984	$2,502	$(2,362)	$(431)	$7,693

FOR THE YEAR ENDED NOVEMBER 30, 2004
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Years	Expenses	Write-offs	and Others	Years
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$8,168	$1,991	$(3,032)	$857	$7,984

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Javier Solis
Javier Solis, Senior Vice President & Secretary

Date: February 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-8-07	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	President and Chief Executive
Officer (Principal Executive Officer)

Date: 2-8-07	/s/ James R. McLaughlin	Senior Vice President, Chief Financial Officer & Treasurer
	James R. McLaughlin	(Principal Financial & Accounting Officer)

Date: 2-8-07	/s/ Daniel J. Emmett	Vice President, Controller
Daniel J. Emmett

Date: 2-8-07	/s/David Davenport	Director
David Davenport

Date: 2-8-07	/s/Michael Hagan	Director
J. Michael Hagan

Date: 2-8-07	/s/Terry Haines	Director
Terry L. Haines

Date: 2-8-07	/s/William D. Horsfall	Director
William D. Horsfall

Date: 2-8-07	/s/John Peppercorn	Director
John E. Peppercorn

Date: 2-8-07	/s/Dennis Poulsen	Director
Dennis C. Poulsen