Form 10-Q
period 2007-02-25
AMERON INTERNATIONAL CORP
filed 2007-04-06
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2007

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-9102

AMERON INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0100596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,109,678 on February 25, 2007. No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended February 25, 2007

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4 - CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

ITEM 1A - RISK FACTORS

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
	February 25,	March 5,
(Dollars in thousands, except per share data)	2007	2006
Sales	$120,355	$125,972
Cost of sales	(95,035)	(97,390)
Gross profit	25,320	28,582

Selling, general and administrative expenses	(21,500)	(22,964)
Other income, net	1,018	12
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	4,838	5,630
Interest income/(expense), net	366	(950)
Income from continuing operations before income taxes and equity in earnings of joint venture	5,204	4,680
Provision for income taxes	(1,920)	(1,685)
Income from continuing operations before equity in earnings of joint venture	3,284	2,995
Equity in earnings of joint venture, net of taxes	5,028	780
Income from continuing operations	8,312	3,775
Income/(loss) from discontinued operations, net of taxes	156	(164)
Net income	$8,468	$3,611

Basic earnings per share:
Income from continuing operations	$.92	$.44
Income/(loss) from discontinued operations, net of taxes	.02	(.02)
Net income	$.94	$.42

Diluted earnings per share:
Income from continuing operations	$.92	$.43
Income/(loss) from discontinued operations, net of taxes	.02	(.02)
Net income	$.94	$.41

Weighted-average shares (basic)	8,994,075	8,614,269
Weighted-average shares (diluted)	9,050,525	8,786,041

Cash dividends per share	$.20	$.20

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS (UNAUDITED)
	February 25,	November 30,
(Dollars in thousands)	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$127,720	$139,479
Receivables, less allowances of $5,139 in 2007 and $4,912 in 2006	150,627	160,173
Inventories	104,323	77,134
Deferred income taxes	23,861	23,861
Prepaid expenses and other current assets	9,485	15,921

Total current assets	416,016	416,568

Investments in joint ventures
Equity method	20,169	14,501
Cost method	3,784	3,784

Property, plant and equipment
Land	33,122	33,327
Buildings	58,515	57,434
Machinery and equipment	264,503	261,538
Construction in progress	26,910	20,657

Total property, plant and equipment at cost	383,050	372,956
Accumulated depreciation	(242,258)	(238,486)

Total property, plant and equipment, net	140,792	134,470
Goodwill and intangible assets, net of accumulated amortization of $3,023 in 2007 and $3,017 in 2006	2,137	2,143
Other assets	63,315	63,198

Total assets	$646,213	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)
	February 25,	November 30,
(Dollars in thousands, except per share data)	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$10,000	$10,000
Trade payables	53,467	45,650
Accrued liabilities	74,106	68,970
Income taxes payable	3,957	11,481

Total current liabilities	141,530	136,101

Long-term debt, less current portion	71,263	72,525
Other long-term liabilities	60,423	62,813

Total liabilities	273,216	271,439

Commitments and contingencies
Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,109,678 shares in 2007 and 9,075,094 shares in 2006, net of treasury shares	29,542	29,431
Additional paid-in capital	42,233	39,500
Retained earnings	378,546	371,894
Accumulated other comprehensive loss	(25,814)	(27,232)
Treasury stock (2,707,114 shares in 2007 and 2,697,148 shares in 2006)	(51,510)	(50,368)

Total stockholders' equity	372,997	363,225

Total liabilities and stockholders' equity	$646,213	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended
	February 25,	March 5,
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$8,468	$3,611
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	3,739	4,646
Amortization	6	51
Net earnings and distributions from joint ventures	(5,668)	(596)
Gain from sale of property, plant and equipment	(19)	(46)
Stock compensation expense	484	1,366
Other	2	(99)
Changes in operating assets and liabilities:
Receivables, net	9,816	3,278
Inventories	(26,515)	(5,939)
Prepaid expenses and other current assets	6,492	(759)
Other assets	(105)	741
Trade payables	7,730	(1,110)
Accrued liabilities and income taxes payable	(2,538)	(3,788)
Other long-term liabilities	(2,422)	58
Net cash (used in)/provided by operating activities	(530)	1,414

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	200	154
Additions to property, plant and equipment	(9,670)	(4,345)
Net cash used in investing activities	(9,470)	(4,191)

FINANCING ACTIVITIES
Issuance of debt	-	3,888
Repayment of debt	(1,417)	(22)
Dividends on common stock	(1,816)	(1,749)
Issuance of common stock	405	213
Excess tax benefits related to stock-based compensation	1,955	-
Purchase of treasury stock	(1,142)	(710)
Net cash (used in)/provided by financing activities	(2,015)	1,620

Effect of exchange rate changes on cash and cash equivalents	256	170
Net change in cash and cash equivalents	(11,759)	(987)
Cash and cash equivalents at beginning of period	139,479	44,671

Cash and cash equivalents at end of period	$127,720	$43,684

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of February 25, 2007, and consolidated results of operations and cash flows for the three months ended February 25, 2007.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month. The Company’s fiscal year ends on November 30, regardless of the day of the week. Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period. The quarter ended February 25, 2007 consisted of 87 days, compared to 95 days for the quarter ended March 5, 2006.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006 ("2006 Annual Report").

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)." EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was first effective for the interim period ended February 25, 2007. The Company presents such taxes on a net basis in its income statements. The adoption of EITF 06-03 did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. FIN 48 is first effective for the year ending November 30, 2008. The Company is evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures. SFAS No. 157 will be effective for the year ending November 30, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur. SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements. SFAS No. 158 will be first effective for the year ending November 30, 2007. If SFAS No. 158 had been applied at November 30, 2006 using the November 30, 2006 actuarial valuation, accumulated other comprehensive loss would have increased by approximately $54,600,000 ($36,900,000 after tax) representing the difference between the funded status of the Company’s pension and other post-retirement benefit plans based on the projected and accumulated benefit obligations, respectively, and the amounts recorded on the Company’s balance sheet at November 30, 2006. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of Ameron’s pension and postretirement benefit plans as of November 30, 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 - DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG"). PPG and the Company are disputing a post-closing adjustment of $3,423,000. The Company believes it is entitled to the disputed amount under the terms of the Purchase Agreement (the “Agreement”). The Company and PPG are in active negotiations to resolve the dispute. If the parties are unable to resolve the dispute the Agreement provides a process for resolution. Certain real properties that were used in the Coatings Business were excluded from the sale.  The Company intends to sell the retained properties in the next 12 to 18 months and expects to generate additional proceeds of approximately $15,000,000 based on current estimates of market values. The retained properties are included in other assets of the consolidated balance sheets.

The results of discontinued operations were as follows:
	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Revenue from discontinued operations	$-	$49,320

Income/(loss) from discontinued operations, before income taxes	$-	$(187)
Income taxes on income from discontinued operations	156	23
Income/(loss) from discontinued operations, net of taxes	$156	$(164)

Income from discontinued operations, net of taxes, totaled $156,000 or $.02 per diluted share for the quarter ended February 25, 2007, compared to a loss of $164,000, or $.02 per diluted share, for the same period in 2006. During the first quarter of 2007, the Company recognized a net research and development tax credit of $156,000 related to discontinued operations. This tax credit arose from the retroactive application of tax legislation enacted in December 2006.

Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation. Prior period balance sheets and cash flow statements have not been adjusted.

NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	February 25,	November 30,
(In thousands)	2007	2006
Trade	$130,305	$124,308
Other	16,686	31,299
Joint ventures	8,775	9,478
Allowances	(5,139)	(4,912)
	$150,627	$160,173

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $41,234,000 and $32,278,000 at February 25, 2007 and November 30, 2006, respectively.

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	February 25,	November 30,
(In thousands)	2007	2006
Finished products	$42,691	$30,802
Materials and supplies	25,752	22,224
Products in process	35,880	24,108
	$104,323	$77,134

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Interest paid	$203	$647
Income taxes paid	7,762	277

NOTE 7 - JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Net sales	$76,422	$51,069

Gross profit	21,790	5,102

Net income	11,336	1,741

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$5,668	$871
Less provision for income taxes	(640)	(91)
Equity in earnings of TAMCO, net of taxes	$5,028	$780
Dividends received from joint ventures
TAMCO	$-	$275
ASAL	-	-
BL	-	-

Earnings from ASAL and BL, if any, are included in other income, net.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 - NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method. All outstanding common stock equivalents, consisting of restricted shares of 28,550 and 45,000, and options to purchase 98,500 and 456,783 common shares, were dilutive for the three months ended February 25, 2007 and March 5, 2006, respectively.  Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:
	Three Months Ended
	February 25,	March 5,
(In thousands, except per share data)	2007	2006
Numerator:
Income from continuing operations	$8,312	$3,775
Income/(loss) from discontinuing operations, net of taxes	156	(164)
Net income	$8,468	$3,611

Denominator for basic income per share:
Weighted-average shares outstanding, basic	8,994,075	8,614,269

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	8,994,075	8,614,269
Dilutive effect of stock options and restricted stock	56,450	171,772
Weighted-average shares outstanding, diluted	9,050,525	8,786,041

Basic net income per share:
Income from continuing operations	$.92	$.44
Income/(loss) from discontinued operations, net of taxes	.02	(.02)
Net income	$.94	$.42

Diluted net income per share:
Income from continuing operations	$.92	$.43
Income/(loss) from discontinued operations, net of taxes	.02	(.02)
Net income	$.94	$.41

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Net income	$8,468	$3,611
Foreign currency translation adjustment	1,418	557
Comprehensive income	$9,886	$4,168

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 10 - DEBT

The Company's long-term debt consisted of the following:

	February 25,	November 30,
(In thousands)	2007	2006
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$30,000	$30,000
4.25%, payable in Singapore dollars, in annual principal installments of $6,664, starting in 2008	33,320	33,173
Variable-rate industrial development bonds:
payable in 2016 (3.86% at February 25, 2007)	7,200	7,200
payable in 2021 (3.86% at February 25, 2007)	8,500	8,500
Variable-rate bank revolving credit facility (4.23% at February 25, 2007)	2,243	3,652
Total long-term debt	81,263	82,525
Less current portion	(10,000)	(10,000)
Long-term debt, less current portion	$71,263	$72,525

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of February 25, 2007.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver. In addition, the amount available under the Revolver exceeds such short-term borrowings at February 25, 2007. Accordingly, amounts due under these bank facilities have been classified as long-term debt and are considered payable when the Revolver is due.

NOTE 11 - SEGMENT INFORMATION

The Company provides certain information about operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” In accordance with SFAS No. 131, the Company has determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold effective August 1, 2006.  The results from this segment have been reported as discontinued operations for all reporting periods.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products. The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Sales
Fiberglass-Composite Pipe	$46,509	$36,592
Water Transmission	29,593	43,181
Infrastructure Products	45,287	46,390
Eliminations	(1,034)	(191)
Total sales	$120,355	$125,972

Income from continuing operations before interest, income taxes and equity in earnings of Joint Venture
Fiberglass-Composite Pipe	$8,999	$5,799
Water Transmission	(4,131)	1,898
Infrastructure Products	6,727	6,863
Corporate & unallocated	(6,757)	(8,930)
Total Income from continuing operations before interest, income taxes and equity in earnings of Joint Venture	$4,838	$5,630

	February 25,	November 30,
	2007	2006
Assets
Fiberglass-Composite Pipe	$218,898	$206,326
Water Transmission	180,512	167,463
Infrastructure Products	104,884	97,249
Corporate & unallocated	270,199	271,023
Eliminations	(128,280)	(107,397)
Total Assets	$646,213	$634,664

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of February 25, 2007, the Company was a defendant in asbestos-related cases involving 145 claimants, compared to 145 claimants as of November 30, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the quarter ended February 25, 2007, there were new claims involving four claimants, dismissals and/or settlements involving four claimants and no judgments.  No net costs and expenses were incurred by the Company for the quarter ended February 25, 2007 in connection with asbestos-related claims.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

NOTE 13 - PRODUCT WARRANTIES AND GUARANTEES

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

	Three Months Ended
	February 25,	March 5,
(In thousands)	2007	2006
Balance, beginning of period	$3,146	$4,026
Payments	(544)	(530)
Warranties issued during the period	953	418
Balance, end of period	$3,555	$3,914

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
			Foreign
			Currency
	November 30,	Acquisition/	Translation	February 25,
(In thousands)	2006	(Disposition)	Adjustments	2007
Fiberglass-Composite Pipe	$1,440	$-	$-	$1,440
Water Transmission	390	-	-	390
Infrastructure Products	201	-	-	201
	$2,031	$-	$-	$2,031

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	February 25, 2007		November 30, 2006
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$100	$(100)	$100	$(100)
Non-compete agreements	252	(146)	252	(140)
Patents	212	(212)	212	(212)
Leasehold interests	1,930	(1,930)	1,930	(1,930)
	$2,494	$(2,388)	$2,494	$(2,382)

All of the Company's intangible assets, other than goodwill, are subject to amortization. Amortization expense for the three months ended February 25, 2007 and March 5, 2006 were $6,000 and $51,000, respectively. The $51,000 amortization expense for the three months ended March 5, 2006 was related to the discontinued operations. At February 25, 2007, estimated future amortization expense were as follows: $18,000 for the remaining nine months of 2007, $24,000 for 2008, $23,000 for 2009, $23,000 for 2010, $16,000 for 2011 and $2,000 for 2012.

NOTE 15 - INCENTIVE STOCK COMPENSATION PLANS

As of February 25, 2007, the Company had outstanding grants under the following share-based compensation plans:

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

•     2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  A total of 380,000 new shares of common stock were made available for awards to key employees and non-employee directors.  The 2001 Plan served as the successor to the 1994 Plan and superseded that plan.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the dates of grant.  Key employees were granted restricted stock under the 2001 Plan.  Such restricted stock grants vested in equal annual installments over four years.

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years.  Such options terminate ten years from the dates of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  For the three months ended February 25, 2007, the Company granted 28,550 restricted shares to key employees with fair value on the grant date of $2,305,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vested in equal annual installments over four years and terminate ten years from the dates of grant.  At February 25, 2007, there were 18,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended February 25, 2007 and March 5, 2006 included compensation expense of $484,000 and $1,366,000, respectively, related to stock-based compensation arrangements.  There were no capitalized share-based compensation costs, for the three months ended February 25, 2007 and March 5, 2006.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as operating cash flows in the Company’s statements of cash flows.  For the three months ended February 25, 2007, excess tax benefits totaled $1,955,000.

The following table summarizes the stock option activity for the three months ended February 25, 2007:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2006	120,500	$27.25
Exercised	(22,000)	23.97
Outstanding at February 25, 2007	98,500	27.98	5.40	$5,037

Options exercisable at February 25, 2007	76,000	26.61	4.73	$3,991

For the three months ended February 25, 2007 and March 5, 2006, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of the first quarter of 2007 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on February 25, 2007.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised for the three months ended February 25, 2007 and March 5, 2006 was $1,175,000 and $352,000, respectively.  As of February 25, 2007, there was $3,773,000 of total unrecognized compensation cost related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

For the three months ended February 25, 2007 and March 5, 2006, 28,550 and 45,000 shares of restricted stock, respectively, were granted.  The weighted-average grant-date fair value of such restricted stock granted was $80.73 and $54.68, respectively.  The fair value of restricted stock vested for the three months ended February 25, 2007 and March 5, 2006 was $2,308,000 and $2,112,000, respectively.

Net cash proceeds from stock option exercises for the three months ended February 25, 2007 and March 5, 2006 was $405,000 and $213,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 16 - EMPLOYEE BENEFIT PLANS

For the three months ended February 25, 2007 and March 5, 2006, net pension and postretirement costs were comprised of the following:
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended February 25 and March 5,
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$753	$814	$122	$275	$88	$78
Interest cost	2,781	2,548	521	446	202	179
Expected return on plan assets	(3,515)	(3,053)	(388)	(332)	(35)	(27)
Amortization of unrecognized
prior service cost	27	24	65	122	19	(14)
Curtailment	-	81	-	728	-	-
Amortization of unrecognized
net transition obligation	-	-	-	-	46	46
Amortization of accumulated loss	924	1,109	36	79	15	41
Net periodic cost	$970	$1,523	$356	$1,318	$335	$303

A contribution of $21,000 was made to the non-U.S. pension plan during the quarter ended February 25, 2007. The Company expects to contribute approximately $3,000,000 to its U.S. pension plan and $600,000 to its non-U.S. pension plans in 2007. Additional contributions may be made in 2007 depending on how the funded status of plans change and as the Company gains greater clarity with respect to the requirements of the Pension Protection Act of 2006 (“PPA”) which was signed into law on August 17, 2006.

If SFAS No. 158 had been applied at November 30, 2006 using the November 30, 2006 actuarial valuation, accumulated other comprehensive loss would have increased by approximately $54,600,000 ($36,900,000 after tax) representing the difference between the funded status of the Company’s pension and other post-retirement benefit plans based on the projected and accumulated benefit obligations, respectively, and the amounts recorded on the Company’s balance sheet at November 30, 2006. The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of Ameron’s pension and postretirement benefit plans as of November 30, 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis should be read in conjunction with the same discussion included in the Company's 2006 Annual Report, under Part II, Item 7.  Reference should also be made to the financial statements included in this Form 10-Q for comparative consolidated balance sheets, statements of income and cash flows.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements in the Company’s 2006 Annual Report.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

Revenue for the Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is determined by multiplying total estimated contract revenue by the percentage-of-completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage-of-completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other two segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage-of-completion methodology.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with its actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

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

As of February 25, 2007, the Company's working capital totaled $278.3 million, marginally lower than the working capital of $280.5 million as of November 30, 2006.  Cash and cash equivalents totaled $127.7 million as of February 25, 2007, compared to $139.5 million as of November 30, 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  For the three months ended February 25, 2007, net cash of $.5 million was used in operating activities of continuing and discontinued operations, compared to $1.4 million generated in the three months ended March 5, 2006.  The lower operating cash flow in 2007 was due in part to increased inventories due to higher sand inventories in Hawaii and higher steel inventories associated with wind tower orders.  In the three months ended February 25, 2007, the Company's cash from operating activities included net income of $8.5 million, less non-cash adjustments (depreciation, amortization, equity income from joint-ventures in excess of dividends and stock compensation expense) of $1.5 million, and less changes in operating assets and liabilities of $7.5 million.  In the three months ended March 5, 2006, the Company's cash provided by operating activities included net income of $3.6 million, plus non-cash adjustments (depreciation, amortization, equity income from joint-ventures in excess of dividends and stock compensation expense) of $5.3 million, offset by corresponding changes in operating assets and liabilities of $7.5 million. Non-cash adjustments were lower in 2007 than in 2006 due primarily to higher equity earnings and the timing of dividend payments from TAMCO.

Net cash used in investing activities totaled $9.5 million during the three months ended February 25, 2007, compared to $4.2 million used in the three months ended March 5, 2006.  Net cash used in investing activities during the first quarter of 2007 consisted of capital expenditures of $9.7 million, compared to $4.3 million in the same period of 2006.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2007 and 2006. Capital expenditures for 2007 also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers. During the year ending November 30, 2007, the Company anticipates spending between $30 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $2.0 million during the three months ended February 25, 2007, compared to $1.6 million provided in the three months ended March 5, 2006.  Net cash used in 2007 consisted of net payment of debt of $1.4 million, payment of common stock dividends of $1.8 million and treasury stock purchases of $1.1 million related to the vesting of restricted shares, offset by net issuance of common stock related to exercised stock options of $.4 million and tax benefits of $2.0 million related to exercised stock options.  Net cash provided by financing activities in 2006 included net borrowings of $3.9 million and a similar issuance of common stock of $.2 million, offset by dividends of $1.7 million and stock purchases of $.7 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $124.0 million as of February 25, 2007. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of February 25, 2007, the Company maintained a consolidated leverage ratio of 1.07 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of February 25, 2007, qualifying tangible assets equaled 2.40 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.35 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of February 25, 2007, the Company maintained such a fixed charge coverage ratio of 1.91 times.  Under the most restrictive provisions of the Company’s lending agreements, approximately $14.0 million of retained earnings was not restricted, as of February 25, 2007, as to the declaration of cash dividends or the repurchase of Company stock. At February, 25, 2007, the Company was in compliance with all covenants.

Cash and cash equivalents at February 25, 2007 totaled $127.7 million, a decrease of $11.8 million from November 30, 2006.  At February 25, 2007, the Company had total debt outstanding of $81.3 million, compared to $82.5 million at November 30, 2006, and approximately $121.2 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2007 were $83.2 million and $82.2 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2007. The Company did not contribute to the U.S. pension plan in the first quarter of 2007.  The Company expects to contribute $3.0 million to its U.S. pension plan and $.6 million to its non-U.S. pension plan in 2007.  The Company may make additional contributions in 2007 depending on how the funded status of plans change and as the Company gains more clarity with respect to the Pension Protection Act of 2006 (“PPA”) that was signed into law on August 17, 2006.

Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to materially impact short-term liquidity.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at February 25, 2007 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt (a)	$81,263	$10,000	$33,328	$15,571	$22,364

Interest payments on debt (b)	15,996	3,486	5,258	3,056	4,196

Operating leases	31,235	3,452	6,407	5,003	16,373

Purchase obligations (c)	3,728	3,728	-	-	-

Total contractual obligations (d)	$132,222	$20,666	$44,993	$23,630	$42,933

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (e)	$1,946	$1,946	$-	$-	$-

Total commercial commitments (d)	$1,946	$1,946	$-	$-	$-

(a) Included in long-term debt is $2,243 outstanding under a foreign revolving credit facility, which is supported by the Revolver.
(b) Future interest payments related to debt obligations, excluding the Revolver and the industrial development bonds.
(c) Obligation to purchase sand used in the Company's ready-mix operations in Hawaii.
(d) The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.
(e) Not included are standby letters of credit totaling $16,065 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS

General

Income from continuing operations totaled $8.3 million, or $.92 per diluted share, on sales of $120.4 million for the quarter ended February 25, 2007, compared to income from continuing operations of $3.8 million, or $.43 per diluted share, on sales of $126.0 million for the same period in 2006.  The Fiberglass-Composite Pipe Group reported higher sales and profits due primarily to improved market conditions. The Infrastructure Products Group reported slightly lower sales and profits due to the fewer days in the first quarter of 2007, compared to the first quarter of 2006. The Water Transmission Group reported much lower sales and a loss due to the timing of pipe projects and the start-up costs related to the wind-tower expansion. Income from continuing operations was higher in 2007, in spite of the shorter period, due primarily to higher interest income and higher earnings from TAMCO, the Company’s 50%-owned steel venture in California. Equity in earnings of TAMCO increased by $4.2 million compared to the first quarter of 2006.

Income from discontinued operations, net of taxes, totaled $.2 million, or $.02 per diluted share for the quarter ended February 25, 2007, compared to loss of $.2 million, or $.02 per diluted share, for the same period in 2006. During the first quarter of 2007, the Company recognized a net research and development tax credit of $.2 million related to discontinued operations. Discontinued operations generated sales of $49.3 million for the first quarter of 2006.

Sales

Sales decreased $5.6 million in the first quarter of 2007, compared to the similar period in 2006, due in part to the shorter period in 2007.  The Fiberglass-Composite Pipe Group reported higher sales, while both the Infrastructure Products Group and the Water Transmission Group reported lower sales.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe's sales increased $9.9 million, or 27.1%, in the first quarter, compared to the similar period in 2006.  Sales from Asian operations increased $9.1 million for the first quarter of 2007, driven mostly by increasing activity in the marine, industrial and offshore segments.  Sales from U.S. and European operations increased $.8 million for the first quarter of 2007 due to volume growth in industrial and marine markets.  The strong demand for oilfield and offshore marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

Water Transmission Group's sales decreased $13.6 million, or 31.5%, in the first quarter of 2007, compared to the similar period in 2006.  The Group continued to be impacted by the sluggish pipe market in the western U.S. and the timing of projects. In addition, the Group also experienced slower-than-expected wind-tower sales due to production start-up delays, related to the new facility. Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates. Market conditions for water pipe remain soft due to continuation of a cyclical slowdown in water infrastructure projects in the Company's markets. However, the market for wind towers is robust.

Infrastructure Products' sales decreased $1.1 million, or 2.4%, in the first quarter compared to the similar periods in 2006.  Pole Products Division experienced a slight decrease in volume due to a shorter quarter in 2007.  The Company’s Hawaiian Division had lower sales due to weather and project timing. Although the housing market has softened, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in the first quarter of 2007 was $25.3 million, or 21.0% of sales, compared to $28.6 million, or 22.7% of sales, in the first quarter of 2006.  Gross profit decreased $3.3 million in the first quarter compared to the similar period in 2006 due to lower sales and margins.  Margins decreased due to conditions within the Water Transmission Group offset by improvements by the Fiberglass-Composite Pipe Group.

Fiberglass-Composite Pipe Group's gross profit increased $3.1 million in the first quarter of 2007, compared to the same period of 2006.  Profit margins were 30.4% in the first quarter of 2007, compared to 30.1% for the same period of 2006.  Margins were higher in the first quarter due to improvements in product and market mix and price increases.  Increased sales volume generated additional gross profit of $3.0 million while favorable product mix generated additional gross profit of $.1 million in 2007.

Water Transmission Group's gross profit decreased $6.0 million in the first quarter of 2007, compared to the same period of 2006.  Profit margins declined to 2.7% in the first quarter of 2007, compared to 15.7% for the same period of 2006.  Lower sales volume reduced profit by $2.1 million for the quarter, while lower margins reduced gross profit by $2.9 million for the quarter in 2007.  Margins were unfavorably impacted by the mix of contract margins, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower sales.  In addition, during the first quarter of 2007 the Group recognized approximately $1.0 million in repair costs associated with a project in Northern California which was completed in 2006.

Gross profit in the Infrastructure Products Group decreased $.3 million in the first quarter of 2007, compared to the same period of 2006.  Profit margins declined slightly to 23.2% in the first quarter of 2007, compared to 23.4% for the same period of 2006.  Decreased sales volume reduced profit by $.3 million while lower margins reduced gross profit by $.1 million in 2007.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $21.5 million, or 17.9% of sales, in the first quarter of 2007, compared to $23.0 million, or 18.2% of sales, in the first quarter of 2006.  The $1.5 million decrease included lower incentive and stock compensation expenses of $1.4 million, lower pension and self-insurance expenses of $1.2million, offset by higher tax-consulting fees and other expenses of $1.1 million.

Other Income, Net

Other income was $1.0 million in the first quarter of 2007, an increase of $1.0 million compared to the first quarter of 2006, due primarily to foreign exchange gains and rental income.  Other income included royalties and fees from licensees, foreign currency transaction adjustments, and other miscellaneous income.

Interest

Net interest income totaled $.4 million in the first quarter of 2007, compared net interest expense of $1.0 million in the first quarter of 2006. The increase in net interest income was due to higher interest income from short-term investments, higher cash balances and lower debt levels.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes increased to $1.9 million in the first quarter of 2007, compared to $1.7 million in the comparable period of 2006. The effective tax rate increased to 36.9% in 2007 from 36.0% in 2006. The effective tax rate for the first quarter of 2007 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate for the first quarter of 2007 is not necessarily indicative of the tax rate for the full fiscal year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture increased to $5.0 million in the first quarter of 2007, compared to $.8 million in 2006.  Equity income increased due to TAMCO, the Company’s 50%-owned mini-mill in California.  TAMCO's profits in the first quarter rose due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

Income from Discontinued Operations, Net of Taxes

During the first quarter of 2007, the Company recognized $.2 million of research and development tax credit that related to the Coatings Business, which was sold in 2006, as income from discontinued operations, net of taxes, compared to net loss of $.2 million for the same period in 2006. This tax credit arose from the retroactive application of tax legislation enacted in December 2006.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2006 Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure - Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Based on their evaluation as of February 25, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Any of the statements contained in this report that refer to the Company's forecasted, estimated or anticipated future results are forward-looking and reflect the Company's current analysis of existing trends and information. Actual results may differ from current expectations based on a number of factors affecting the Company’s businesses, including competitive conditions and changing market conditions. In addition, matters affecting the economy generally, including the state of economies worldwide, can affect the Company's results. These forward-looking statements represent the Company's judgment only as of the date of this report. Since actual results could differ materially, the reader is cautioned not to rely on these forward-looking statements. Moreover, the Company disclaims any intent or obligation to update these forward-looking statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No material changes have occurred in legal proceedings as presented in the Company’s 2006 Annual Report.

ITEM 1A - RISK FACTORS

No material changes have occurred in risk factors as presented in the Company’s 2006 Annual Report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (10) of the Notes to Consolidated Financial Statements, under Part I, Item 1.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
12/1/06 thru 12/31/06	-	N/A	-	40,924
1/1/07 thru 1/28/07	5,526	$75.39	-	27,528
1/29/07 thru 2/25/07	6,315	$84.24	-	40,727

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2007.

ITEM 5 - OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2006 Annual Report

ITEM 6 - EXHIBITS

EXHIBIT	EXHIBITS OF AMERON
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

* A signed original of this written statement required by Section 906 has been provided to Ameron International Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(b) REPORTS ON FORM 8-K

Three reports on Form 8-K were filed by the Company during the first quarter of 2007 as follows:

January 11, 2007 reporting the Company's quarterly dividend of $.20 per share and the date of the Annual Meeting of Stockholders, as reported in a press release dated January 11, 2007.

February 1, 2007 reporting the Company's results of operations for the year ended November 30, 2006, as reported in a press release dated February 1, 2007. Also reported were actions of the Compensation Committee of the Board of Directors with regard to the compensation of certain executive officers.

February 12, 2007 reporting actions of the Compensation Committee of the Board of Directors with regard to the compensation of certain executive officers.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ James R. McLaughlin
James R. McLaughlin, Senior Vice President, Chief Financial Officer & Treasurer

Date: April 6, 2007