Form 10-Q
period 2007-05-27
AMERON INTERNATIONAL CORP
filed 2007-06-22
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2007

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,115,971 on May 27, 2007.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 27, 2007

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Sales	$156,756	$132,657	$277,111	$258,629
Cost of sales	(115,994)	(97,886)	(211,029)	(195,276)
Gross profit	40,762	34,771	66,082	63,353

Selling, general and administrative expenses	(25,959)	(23,545)	(47,459)	(46,509)
Other income, net	937	9,352	1,955	9,364
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	15,740	20,578	20,578	26,208
Interest (expense)/income, net	(18)	(969)	348	(1,919)
Income from continuing operations before income taxes and equity in earnings of joint venture	15,722	19,609	20,926	24,289
Provision for income taxes	(5,137)	(6,227)	(7,057)	(7,912)
Income from continuing operations before equity in earnings of joint venture	10,585	13,382	13,869	16,377
Equity in earnings of joint venture, net of taxes	4,228	3,803	9,256	4,583
Income from continuing operations	14,813	17,185	23,125	20,960
Income from discontinued operations, net of taxes	990	1,517	1,146	1,353
Net income	$15,803	$18,702	$24,271	$22,313

Basic earnings per share:
Income from continuing operations	$1.64	$1.98	$2.57	$2.43
Income from discontinued operations, net of taxes	.11	.18	.13	.15
Net income	$1.75	$2.16	$2.70	$2.58

Diluted earnings per share:
Income from continuing operations	$1.63	$1.94	$2.55	$2.38
Income from discontinued operations, net of taxes	.11	.17	.13	.15
Net income	$1.74	$2.11	$2.68	$2.53

Weighted-average shares (basic)	9,024,190	8,669,661	9,009,133	8,641,965
Weighted-average shares (diluted)	9,065,681	8,843,359	9,058,103	8,814,700

Cash dividends per share	$.20	$.20	$.40	$.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	May 27,	November 30,
(Dollars in thousands)	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$120,985	$139,479
Receivables, less allowances of $5,100 in 2007 and $4,912 in 2006	168,562	160,173
Inventories	120,760	77,134
Deferred income taxes	23,861	23,861
Prepaid expenses and other current assets	10,661	15,921

Total current assets	444,829	416,568

Investments in joint ventures
Equity method	17,954	14,501
Cost method	3,784	3,784

Property, plant and equipment
Land	32,985	33,327
Buildings	57,821	57,434
Machinery and equipment	269,156	261,538
Construction in progress	37,239	20,657

Total property, plant and equipment at cost	397,201	372,956
Accumulated depreciation	(245,709)	(238,486)

Total property, plant and equipment, net	151,492	134,470
Goodwill and intangible assets, net of accumulated amortization of $1,099 in 2007 and $3,017 in 2006	2,136	2,143
Other assets	61,718	63,198

Total assets	$681,913	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	May 27,	November 30,
(Dollars in thousands, except per share data)	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$10,000	$10,000
Trade payables	45,090	45,650
Accrued liabilities	104,233	68,970
Income taxes payable	1,074	11,481

Total current liabilities	160,397	136,101

Long-term debt, less current portion	71,508	72,525
Other long-term liabilities	61,236	62,813

Total liabilities	293,141	271,439

Commitments and contingencies
Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,115,971 shares in 2007 and 9,075,094 shares in 2006, net of treasury shares	29,565	29,431
Additional paid-in capital	43,096	39,500
Retained earnings	392,526	371,894
Accumulated other comprehensive loss	(24,452)	(27,232)
Treasury stock (2,710,321 shares in 2007 and 2,697,148 shares in 2006)	(51,963)	(50,368)

Total stockholders' equity	388,772	363,225

Total liabilities and stockholders' equity	$681,913	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	May 27,	June 4,
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$24,271	$22,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,773	9,357
Amortization	12	99
Net earnings and distributions from joint ventures	(3,453)	(826)
Gain from sale of property, plant and equipment	(1,006)	(9,118)
Stock compensation expense	1,264	2,383
Other	1	(102)
Changes in operating assets and liabilities:
Receivables, net	(7,601)	(2,720)
Inventories	(41,799)	(18,438)
Prepaid expenses and other current assets	5,332	(9,009)
Other assets	(499)	1,156
Trade payables	(880)	3,121
Accrued liabilities and income taxes payable	23,625	16,426
Other long-term liabilities	(1,669)	(2,604)
Net cash provided by operating activities	5,371	12,038

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	3,568	659
Additions to property, plant and equipment	(23,694)	(9,864)
Net cash used in investing activities	(20,126)	(9,205)

FINANCING ACTIVITIES
Issuance of debt	1,099	3,416
Repayment of debt	(2,644)	(239)
Dividends on common stock	(3,639)	(3,509)
Issuance of common stock	511	1,409
Excess tax benefits related to stock-based compensation	1,955	-
Purchase of treasury stock	(1,595)	(1,203)
Net cash used in financing activities	(4,313)	(126)

Effect of exchange rate changes on cash and cash equivalents	574	313
Net change in cash and cash equivalents	(18,494)	3,020
Cash and cash equivalents at beginning of period	139,479	44,671

Cash and cash equivalents at end of period	$120,985	$47,691

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of May 27, 2007, and consolidated results of operations and cash flows for the six months ended May 27, 2007.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended May 27, 2007 and June 4, 2006 consisted of 91 days each.  The six months ended May 27, 2007 and June 4, 2006 consisted of 178 days and 186 days, respectively.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 06-03, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)."  EITF 06-03 requires that any tax assessed by a governmental authority that is imposed concurrent with or subsequent to a revenue-producing transaction between a seller and a customer should be presented on a gross (included in revenues and costs) or a net (excluded from revenues) basis.  In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant.  EITF 06-03 was first effective for the interim period ended February 25, 2007.  The Company presents such taxes on a net basis in its income statements.  The adoption of EITF 06-03 did not have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  FIN 48 is first effective for the first quarter of 2008.  The Company is evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial statements.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SFAS No. 158 will be first effective as of November 30, 2007.  If SFAS No. 158 had been applied at November 30, 2006 using the November 30, 2006 actuarial valuation, accumulated other comprehensive loss would have increased by approximately $54,600,000 ($36,900,000 after tax) representing the difference between the funded status of the Company’s pension and other post-retirement benefit plans based on the projected and accumulated benefit obligations, respectively, and the amounts recorded on the Company’s balance sheet at November 30, 2006.  The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of Ameron’s pension and postretirement benefit plans as of November 30, 2007.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial statements.

NOTE 3 – DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  PPG and the Company are disputing a post-closing adjustment of $3,423,000.  The Company believes it is entitled to the disputed amount under the terms of the Purchase Agreement (the “Agreement”).  The Company and PPG are in active negotiations to resolve the dispute.  If the parties are unable to resolve the dispute the Agreement provides a process for resolution.  Certain real properties that were used in the Coatings Business were excluded from the sale.  During the second quarter of 2007 one of these properties was sold for a net gain of $990,000.  The Company intends to sell the remaining retained properties in the next 12 months and expects to generate additional proceeds of approximately $13,000,000 based on current estimates of market values.  The retained properties are included in other assets of the consolidated balance sheets.

The results of discontinued operations were as follows:
	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands)	2007	2006	2007	2006
Revenue from discontinued operations	$-	$61,042	$-	$110,362

Income from discontinued operations, before income taxes	$-	$3,202	$-	$3,015
Income taxes on income from discontinued operations	-	(1,685)	156	(1,662)
Income from discontinued operations, net of taxes	-	1,517	156	1,353

Gain on sale of discontinued operations	990	-	990	-
Income taxes on gain on sale of discontinued operations	-	-	-	-
Gain on sale of discontinued operations, net of taxes	990	-	990	-
Income from discontinued operations, net of taxes	$990	$1,517	$1,146	$1,353

Income from discontinued operations, net of taxes, totaled $990,000, or $.11 per diluted share, and $1,146,000, or $.13 per diluted share, for the three and six months ended May 27, 2007, respectively, compared to income of $1,517,000, or $.17 per diluted share, and $1,353,000, or $.15 per diluted share, for the same periods in 2006.  During the first quarter of 2007, the Company recognized a net research and development tax credit of $156,000 related to discontinued operations.  This tax credit resulted from the retroactive application of tax legislation enacted in December 2006.

Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation.  Prior period balance sheets and cash flow statements have not been adjusted.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	May 27,	November 30,
(In thousands)	2007	2006
Trade	$151,010	$124,308
Other	19,157	31,299
Joint ventures	3,495	9,478
Allowances	(5,100)	(4,912)
	$168,562	$160,173

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $43,486,000 and $32,278,000 at May 27, 2007 and November 30, 2006, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	May 27,	November 30,
(In thousands)	2007	2006
Finished products	$44,859	$30,802
Materials and supplies	36,614	22,224
Products in process	39,287	24,108
	$120,760	$77,134

NOTE 6 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:
	Six Months Ended
	May 27,	June 4,
(In thousands)	2007	2006
Interest paid	$1,005	$2,576
Income taxes paid	16,612	3,331
Restricted cash	-	9,001

NOTE 7 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands)	2007	2006	2007	2006
Net sales	$71,449	$72,702	$147,871	$123,771

Gross profit	19,120	16,993	40,910	22,095

Net income	9,539	8,490	20,875	10,231

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands)	2007	2006	2007	2006
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$4,770	$4,245	$10,438	$5,116
Less provision for income taxes	(542)	(442)	(1,182)	(533)
Equity in earnings of TAMCO, net of taxes	$4,228	$3,803	$9,256	$4,583
Dividends received from joint ventures
TAMCO	$6,985	$4,015	$6,985	$4,290
ASAL	-	-	-	-
BL	-	-	-	-

Earnings from ASAL and BL, if any, are included in other income, net.

NOTE 8 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  All outstanding common stock equivalents, which consisted of 30,967 and 98,002 restricted shares and options to purchase 90,000 and 396,883 common shares, were dilutive for the three and six months ended May 27, 2007 and June 4, 2006, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands, except per share data)	2007	2006	2007	2006
Numerator:
Income from continuing operations	$14,813	$17,185	$23,125	$20,960
Income from discontinuing operations, net of taxes	990	1,517	1,146	1,353
Net income	$15,803	$18,702	$24,271	$22,313

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,024,190	8,669,661	9,009,133	8,641,965

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,024,190	8,669,661	9,009,133	8,641,965
Dilutive effect of stock options and restricted stock	41,491	173,698	48,970	172,735
Weighted-average shares outstanding, diluted	9,065,681	8,843,359	9,058,103	8,814,700

Basic net income per share:
Income from continuing operations	$1.64	$1.98	$2.57	$2.43
Income from discontinued operations, net of taxes	.11	.18	.13	.15
Net income	$1.75	$2.16	$2.70	$2.58

Diluted net income per share:
Income from continuing operations	$1.63	$1.94	$2.55	$2.38
Income from discontinued operations, net of taxes	.11	.17	.13	.15
Net income	$1.74	$2.11	$2.68	$2.53

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands)	2007	2006	2007	2006
Net income	$15,803	$18,702	$24,271	$22,313
Foreign currency translation adjustment	1,362	3,930	2,780	4,487
Comprehensive income	$17,165	$22,632	$27,051	$26,800

NOTE 10 – DEBT

The Company's long-term debt consisted of the following:

	May 27,	November 30,
(In thousands)	2007	2006
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$30,000	$30,000
4.25%, payable in Singapore dollars, in annual principal installments of $6,674, starting in 2008	33,370	33,173
Variable-rate industrial development bonds:
payable in 2016 (4.06% at May 27, 2007)	7,200	7,200
payable in 2021 (4.06% at May 27, 2007)	8,500	8,500
Variable-rate bank revolving credit facility (11.32% at May 27, 2007)	2,438	3,652
Total long-term debt	81,508	82,525
Less current portion	(10,000)	(10,000)
Long-term debt, less current portion	$71,508	$72,525

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of May 27, 2007.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeds such short-term borrowings at May 27, 2007.  Accordingly, amounts due under these bank facilities have been classified as long-term debt and are considered payable when the Revolver is due.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 11 – SEGMENT INFORMATION

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

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Six Months Ended
	May 27,	June 4,	May 27,	June 4,
(In thousands)	2007	2006	2007	2006
Sales
Fiberglass-Composite Pipe	$61,120	$46,257	$107,629	$82,849
Water Transmission	43,258	37,906	72,851	81,087
Infrastructure Products	53,645	48,887	98,932	95,277
Eliminations	(1,267)	(393)	(2,301)	(584)
Total sales	$156,756	$132,657	$277,111	$258,629

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$16,739	$10,097	$25,738	$15,896
Water Transmission	800	1,533	(3,331)	3,431
Infrastructure Products	10,004	7,516	16,731	14,379
Corporate & unallocated	(11,803)	1,432	(18,560)	(7,498)
Total Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$15,740	$20,578	$20,578	$26,208

The Corporate and unallocated amounts in 2006 included a pretax gain of $9,052,000 related to the sale of property.

	May 27,	November 30,
	2007	2006
Assets
Fiberglass-Composite Pipe	$228,072	$206,326
Water Transmission	216,644	167,463
Infrastructure Products	109,016	97,249
Corporate & unallocated	240,523	271,023
Eliminations	(112,342)	(107,397)
Total Assets	$681,913	$634,664

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of May 27, 2007, the Company was a defendant in asbestos-related cases involving 132 claimants, compared to 145 claimants as of February 25, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the quarter ended May 27, 2007, there were new claims involving 11 claimants, dismissals and/or settlements involving 24 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended May 27, 2007 in connection with asbestos-related claims were $486,000.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 – PRODUCT WARRANTIES AND GUARANTEES

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty covering defects for a period not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently-available information.  Changes in the product warranty accrual were as follows:

	Six Months Ended
	May 27,	June 4,
(In thousands)	2007	2006
Balance, beginning of period	$3,146	$4,026
Payments	(674)	(1,091)
Warranties issued during the period	912	1,458
Balance, end of period	$3,384	$4,393

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
			Foreign
			Currency
	November 30,	Acquisition/	Translation	May 27,
(In thousands)	2006	(Disposition)	Adjustments	2007
Fiberglass-Composite Pipe	$1,440	$-	$-	$1,440
Water Transmission	390	-	4	394
Infrastructure Products	201	-	-	201
	$2,031	$-	$4	$2,035

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	May 27, 2007		November 30, 2006
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$100	$(100)	$100	$(100)
Non-compete agreements	253	(152)	252	(140)
Patents	212	(212)	212	(212)
Leasehold interests	-	-	1,930	(1,930)
	$565	$(464)	$2,494	$(2,382)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three and six months ended May 27, 2007 were $6,000 and $12,000, respectively.  Amortization expense for the three and six months ended June 4, 2006 were $48,000 and $99,000, respectively.  At May 27, 2007, estimated future amortization expenses were as follows: $12,000 for the remaining six months of 2007, $25,000 for 2008, $22,000 for 2009, $23,000 for 2010, $17,000 for 2011 and $2,000 for 2012.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – INCENTIVE STOCK COMPENSATION PLANS

As of May 27, 2007, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years.  Such options terminate ten years from the dates of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  For the six months ended May 27, 2007, the Company granted 28,550 restricted shares to key employees with fair value on the grant date of $2,305,000 and 6,000 restricted shares to non-employee directors with fair value on the grant date of $417,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At May 27, 2007, there were 13,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended May 27, 2007 and June 4, 2006 included compensation expense of $780,000 and $1,016,000, respectively, related to stock-based compensation arrangements.  For the six months ended May 27, 2007 and June 4, 2006, compensation expenses were $1,264,000 and $2,383,000, respectively, related to stock-based compensation arrangements.  There were no capitalized share-based compensation costs, for the three and six months ended May 27, 2007 and June 4, 2006.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  For the three and six months ended May 27, 2007, excess tax benefits totaled $1,955,000.

The following table summarizes the stock option activity for the six months ended May 27, 2007:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2006	120,500	$27.25
Exercised	(22,000)	23.97
Outstanding at February 25, 2007	98,500	27.98	5.40	$5,037
Exercised	(8,500)	23.77
Outstanding at May 27, 2007	90,000	28.43	5.07	$4,416

Options exercisable at May 27, 2007	85,500	28.16	4.94	$4,218

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the three and six months ended May 27, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s stock on the last trading day of the second quarter of 2007 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised during the three and six months ended May 27, 2007 was $375,000 and $1,550,000, respectively.  As of May 27, 2007, unrecognized compensation cost related to stock-based compensation arrangements totaled $3,410,000 which is expected to be recognized over a weighted-average period of three years.

For the three and six months ended May 27, 2007, 6,000 and 34,550 shares of restricted stock, respectively, were granted.  The weighted-average grant-date, fair value of such restricted stock was $56.18 and $76.47 per share, respectively.  The fair value of restricted stock which vested during the three and six months ended May 27, 2007 was $1,238,000 and $3,562,000, respectively.  For the three and six months ended June 4, 2006, 6,000 and 51,000 shares of restricted stock, respectively, were granted.  The weighted-average grant-date, fair value of such restricted stock was $60.00 and $55.31 per share, respectively.  The fair value of restricted stock which vested during the three and six months ended June 4, 2006 was $1,139,000 and $2,969,000.

Net cash proceeds from the exercise of stock options during the three and six months ended May 27, 2007 were $106,000 and $511,000, respectively.  Net cash proceeds from the exercise of stock options during the three and six months ended June 4, 2006 were $1,196,000 and $1,409,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 16 – EMPLOYEE BENEFIT PLANS

For the three and six months ended May 27, 2007 and June 4, 2006, net pension and postretirement costs were comprised of the following:

Employee Benefits (Three Months)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended May 27 and June 4,				Three Months Ended May 27 and June 4,
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$753	$814	$122	$275	$88	$78
Interest cost	2,781	2,548	521	446	202	179
Expected return on plan assets	(3,515)	(3,053)	(388)	(332)	(35)	(27)
Amortization of unrecognized
prior service cost	27	24	65	122	19	(14)
Curtailment	-	81	-	728	-	-
Amortization of unrecognized
net transition obligation	-	-	-	-	46	46
Amortization of accumulated loss	924	1,109	36	79	15	41
Net periodic cost	$970	$1,523	$356	$1,318	$335	$303

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Employee Benefits (Six Months)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Six Months Ended May 27 and June 4,				Six Months Ended May 27 and June 4,
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$1,506	$1,628	$244	$550	$176	$156
Interest cost	5,562	5,096	1,042	892	404	358
Expected return on plan assets	(7,030)	(6,106)	(776)	(664)	(69)	(54)
Amortization of unrecognized
prior service cost	54	48	130	244	38	(28)
Curtailment	-	162	-	1,456	-	-
Amortization of unrecognized
net transition obligation	-	-	-	-	92	92
Amortization of accumulated loss	1,848	2,218	72	158	30	82
Net periodic cost	$1,940	$3,046	$712	$2,636	$671	$606

No contributions were made to the U.S. pension plan during the first half of 2007.  A contribution of $726,000 was made to the non-U.S. pension plan during the first half of 2007, and the Company expects to contribute an additional $124,000 during the second half of 2007.  The Company also expects to contribute approximately $3,000,000 to the U.S. pension plan in 2007.  Additional contributions may be made in 2007 depending on the funded status of the plans and the requirements of the Pension Protection Act of 2006.

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

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Property, plant and equipment is stated on the basis of cost and depreciated principally using a straight-line method based on the estimated useful lives of the related assets, generally three to 40 years.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.  Actual cash flows may differ significantly from estimated cash flows.  Additionally, current estimates of future cash flows may differ from subsequent estimates of future cash flows.  Changes in estimated or actual cash flows could materially impact the Company's consolidated financial statements

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover losses in excess of the self-insured limits.  Currently, the Company's primary self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Unforecasted program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

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

As of May 27, 2007, the Company's working capital totaled $284.4 million, $3.9 million higher than the working capital of $280.5 million as of November 30, 2006.  Cash and cash equivalents totaled $121.0 million as of May 27, 2007, compared to $139.5 million as of November 30, 2006.

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  For the six months ended May 27, 2007, net cash of $5.4 million was generated from operating activities of continuing and discontinued operations, compared to $12.0 million in the six months ended June 4, 2006.  Operating cash flows declined in 2007 as higher net income, excluding asset gains, was more than offset by increased operating working capital.  Operating working capital increased due to higher business activity, higher sand inventories in Hawaii and higher steel inventories associated with water pipe and wind tower orders partially offset by advance payments from customers.  In the six months ended May 27, 2007, the Company's cash from operating activities included net income of $24.3 million, plus non-cash adjustments (depreciation, amortization, equity income from joint-ventures in excess of dividends, gain from sales of assets, and stock compensation expense) of $4.6 million, less changes in operating assets and liabilities of $23.5 million.  In the six months ended June 4, 2006, the Company's cash provided by operating activities included net income of $22.3 million, plus similar non-cash adjustments of $1.8 million, offset by corresponding changes in operating assets and liabilities of $12.1 million.

Net cash used in investing activities totaled $20.1 million during the six months ended May 27, 2007, compared to $9.2 million used in the six months ended June 4, 2006.  Net cash used in investing activities during the first half of 2007 consisted of capital expenditures of $23.7 million, compared to $9.9 million in the same period of 2006.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2007 and 2006.  Capital expenditures for 2007 also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers. During the year ending November 30, 2007, the Company anticipates spending between $30 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in financing activities totaled $4.3 million during the six months ended May 27, 2007, compared to $.1 million used in the six months ended June 4, 2006.  Net cash used in 2007 consisted of net debt payment of $1.5 million, payment of common stock dividends of $3.6 million and treasury stock purchases of $1.6 million related to the vesting of restricted shares, offset by net issuance of common stock related to exercised stock options of $.5 million and tax benefits of $2.0 million related to exercised stock options.  Net cash used in financing activities in 2006 included net borrowings of $3.2 million and a similar issuance of common stock of $1.4 million, offset by dividends of $3.5 million and stock purchases of $1.2 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined by the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $131.7 million as of May 27, 2007. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of May 27, 2007, the Company maintained a consolidated leverage ratio of 1.02 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of May 27, 2007, qualifying tangible assets equaled 2.68 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.35 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of May 27, 2007, the Company maintained such a fixed charge coverage ratio of 1.86 times.  Under the most restrictive provisions of the Company’s lending agreements, approximately $12.6 million of retained earnings was not restricted, as of May 27, 2007, as to the declaration of cash dividends or the repurchase of Company stock.  At May 25, 2007, the Company was in compliance with all covenants.

Cash and cash equivalents at May 27, 2007 totaled $121.0 million, a decrease of $18.5 million from November 30, 2006.  At May 27, 2007, the Company had total debt outstanding of $81.5 million, compared to $82.5 million at November 30, 2006, and approximately $129.7 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2007 were $83.2 million and $81.6 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2007. The Company did not contribute to its U.S. defined benefit pension plan in the first half of 2007, and contributed $.7 million to its non-U.S. defined benefit pension plan in the first half of 2007.  The Company expects to contribute a total of $3.0 million to its U.S. plan and $.9 million to its non-U.S. plan in 2007.  The Company may make additional contributions in 2007 depending on the funded status of the plans and the requirements of the Pension Protection Act of 2006.

Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to materially impact short-term liquidity.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at May 27, 2007 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt (a)	$81,508	$10,000	$33,348	$15,786	$22,374

Interest payments on debt (b)	15,753	2,835	5,432	2,691	4,795

Operating leases	31,183	3,630	6,809	4,821	15,923

Purchase obligations (c)	2,707	2,707	-	-	-

Total contractual obligations (d)	$131,151	$19,172	$45,589	$23,298	$43,092

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (e)	$1,946	$1,946	$-	$-	$-

Total commercial commitments (d)	$1,946	$1,946	$-	$-	$-

(a) Included in long-term debt is $2,438 outstanding under a foreign revolving credit facility, which is supported by the Revolver.
(b) Future interest payments related to debt obligations, excluding the Revolver and the industrial development bonds.
(c) Obligation to purchase sand which is resold or used in the Company's ready-mix operations in Hawaii.
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

RESULTS OF OPERATIONS

General

Income from continuing operations totaled $14.8 million, or $1.63 per diluted share, on sales of $156.8 million for the quarter ended May 27, 2007, compared to income from continuing operations of $17.2 million, or $1.94 per diluted share, on sales of $132.7 million for the same period in 2006.  The Fiberglass-Composite Pipe and Infrastructure Products Groups reported higher sales and income due primarily to improved market conditions.  The Water Transmission Group reported higher sales and lower income due principally to the start-up costs related to the wind-tower production and lower pipe plant utilization due to soft pipe market conditions.  Income from continuing operations was lower in 2007 due primarily to a $9.0 million gain from the sale of property in 2006, partially offset by lower interest expense, and higher earnings from TAMCO, the Company’s 50%-owned steel venture in California.

Income from continuing operations totaled $23.1 million, or $2.55 per diluted share, on sales of $277.1 million for the six months ended May 27, 2007, compared to income from continuing operations of $21.0 million, or $2.38 per diluted share, on sales of $258.6 million for the same period in 2006.  The Fiberglass-Composite Pipe and Infrastructure Products Groups reported higher sales and income due primarily to improved market conditions.  The Water Transmission Group reported lower sales and a loss due to the timing of pipe projects and the start-up costs related to wind-tower production.  Income from continuing operations was higher in 2007 despite the $9.0 million gain from the sale of property in 2006, due to lower interest expenses, and higher earnings from TAMCO.  Equity in earnings of TAMCO increased by $4.7 million, compared to the same period in 2006.

Income from discontinued operations, net of taxes, totaled $1.0 million, or $.11 per diluted share for the quarter ended May 27, 2007, compared to $1.5 million, or $.17 per diluted share, for the same period in 2006.  Income from discontinued operations, net of taxes, totaled $1.1 million, or $.13 per diluted share, for the six months ended May 27, 2007, compared to $1.4 million, or $.15 per diluted share, for the same period in 2006. During the second quarter of 2007, one of the retained properties formerly used by the Coatings Business, was sold for a net gain of $1.0 million.  Discontinued operations generated sales of $61.0 million and $110.4 million, respectively, for the second quarter and six months ended June 4, 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Sales

Sales increased $24.1 million in the second quarter of 2007, compared to the similar period in 2006.  Year-to-date sales increased $18.5 million, compared to the first six months of 2006.  Sales increased due to improved demand, price increases and continued growth in large-diameter wind-tower sales.

Fiberglass-Composite Pipe's sales increased $14.9 million, or 32.1%, in the second quarter and $24.8 million, or 29.9%, in the first six months of 2007, compared to the similar periods in 2006.  Sales from Asian operations increased $7.3 million and $16.4 million, respectively, for the second quarter and first six months of 2007, driven by increased activity in the industrial and marine segments.  Sales in Europe increased $2.5 million and $3.1 million, respectively, for the second quarter and first six months of 2007, due to growth in industrial and oil & gas markets.  Sales in the U.S. increased $5.1 and $5.3 million, respectively, for the second quarter and first six months of 2007, due to sales of fiberglass water piping and the continued demand for on-shore oilfield piping.  The strong demand for on-shore oilfield, offshore and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

Water Transmission Group's sales increased $5.4 million, or 14.1%, in the second quarter and decreased by $8.2 million, or 10.2%, in the first six months of 2007, compared to the similar periods in 2006.  The Group continued to be impacted by the sluggish pipe market in the western U.S. and the timing of projects.  In addition, the Group also had lower-than-expected wind-tower sales due to production start-up delays, related to the construction of a new wind-tower production facility.  Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  Market conditions for water pipe remain soft due to continuation of a cyclical slowdown in water infrastructure projects in the Company's markets.  However, the market for wind towers is robust.

Infrastructure Products' sales increased $4.8 million, or 9.7%, in the second quarter and $3.7 million, or 3.8%, in the first six months of 2007, compared to the similar periods in 2006.  Both the Pole Products and Hawaiian Divisions generated higher sales due primarily to selling price increases.  Although the housing market has softened, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in the second quarter of 2007 was $40.8 million, or 26.0% of sales, compared to $34.8 million, or 26.2% of sales, in the second quarter of 2006. Year-to-date gross profit in 2007 was $66.1 million, or 23.8% of sales, compared to $63.4 million, or 24.5% of sales, for the similar period of 2006.  Gross profit increased $6.0 million and $2.7 million, respectively, in the second quarter and the first six months of 2007, compared to the similar periods in 2006, primarily due to selling price increases and favorable product mix.

Fiberglass-Composite Pipe Group's gross profit increased $6.5 million in the second quarter and $9.7 million in the first six months of 2007, compared to the similar periods of 2006.  Profit margins were 36.4% in the second quarter and 33.9% in the first six months of 2007, compared to 34.0% for the second quarter and 32.3% for the six months of 2006.  Margins were higher in 2007 due to improvements in product and market mix and selling price increases.  Increased sales volume generated additional gross profit of $5.1 million and $8.0 million, respectively, for the quarter and the first six months of 2007, while favorable product mix generated additional gross profit of $1.5 million and $1.7 million, respectively, for the quarter and the first six months of 2007.

Water Transmission Group's gross profit decreased $1.0 million in the second quarter and $6.6 million in the first six months of 2007, compared to the similar periods of 2006.  Profit margins were 12.3% in the second quarter, and 8.9% in the first six months of 2007, compared to 16.6% for the second quarter, and 16.1% for the first six months of 2006.  Margins were lower in 2007 due to lower-than-expected wind-tower sales due to production start-up delays, related to the new facility.  Increased sales volume generated additional gross profit of $.9 million for the quarter, while lower year-to-date sales decreased profit by $1.3 million for the first six months of 2007.   Margins were unfavorably impacted by the mix of contract margins, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower sales.  Lower margins reduced gross profit by $1.8 million and $5.2 million, respectively, for the quarter and the first six months of 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross profit in the Infrastructure Products Group increased $2.6 million in the second quarter and $2.3 million in the first six months of 2007, compared to the similar periods of 2006.  Profit margins were 26.1% in the second quarter and 24.8% in the first six months of 2007, compared to 23.3% for the similar periods of 2006.  Margins were higher in 2007 due to improvements in product and market mix and selling price increases.  Increased sales volume generated additional gross profit of $1.1 million and $.9 million, respectively, for the quarter and the first six months of 2007, while favorable product mix generated additional gross profit of $1.5 million and $1.4 million, respectively, for the quarter and the first six months of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $26.0 million, or 16.6% of sales, in the second quarter of 2007, compared to $23.5 million, or 17.7% of sales, in the second quarter of 2006.  The $2.4 million increase related primarily to higher legal fees.  For the six months ended May 27, 2007, SG&A expenses totaled $47.5 million, or 17.1% of sales, compared to $46.5 million, or 18.0% of sales in the same period in 2006.  The $.8 million increase was primarily due to higher legal fees.

Other Income, Net

Other income was $.9 million in the second quarter of 2007, a decrease of $8.4 million compared to the second quarter of 2006.  Other income was $2.0 million for the six months ended May 27, 2007, a decrease of $7.4 million compared to the similar period in 2006.  The decreases were due primarily to a $9.0 million gain on sale of property in 2006.  Other income included royalties and fees from licensees, foreign currency transaction adjustments, and other miscellaneous income.

Interest

There was no net interest expense in the second quarter of 2007, compared to net interest expense of $1.0 million in the second quarter of 2006. Net interest income was $.3 million for the first six months of 2007, compared to net interest expense of $1.9 million in the first six months of 2006.  The increase in net interest income was due to higher interest income from short-term investments, higher cash balances and lower debt levels.

Provision for Income Taxes

Income taxes decreased to $5.1 million in the second quarter of 2007 from $6.2 million in the second quarter of 2006. Income taxes decreased to $7.1 million in the first six months of 2007, compared to $7.9 million in the comparable period of 2006. The effective tax rate increased to 33.7% in first six months of 2007, from 32.6% for the same period of 2006. The effective tax in 2006 was reduced by tax benefits of $1.1 million recorded in the second quarter of 2006 primarily as a result of settlements of the 1996 – 1998 and 1999 – 2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation. The effective tax rate for the first six months of 2007 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate for the six months of 2007 is not necessarily indicative of the effective tax rate for the full fiscal year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture increased to $4.2 million in the second quarter of 2007, compared to $3.8 million in 2006.  Equity income increased to $9.3 million in the first six months of 2007, compared to $4.6 million in the same period of 2006. Equity income increased due to TAMCO, Ameron's 50%-owned mini-mill in California.  TAMCO's profits in the second quarter and first six months rose due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

Income from Discontinued Operations, Net of Taxes

During the second quarter of 2007, the Company recognized a gain of $1.0 million on the sale of property which was formerly used by the Coatings Business.  For the six months ended May 27, 2007, in addition to the gain on the sale of the property, the Company recognized $.1 million of research and development tax credits that related to the Coatings Business.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.  Results for the six months ended June 4, 2006 represented the net income from normal operations of the Coatings Business prior to the divestiture.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2006 Annual Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure – Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Based on their evaluation as of May 27, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of May 27, 2007, the Company was a defendant in asbestos-related cases involving 132 claimants, compared to 145 claimants as of February 25, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the quarter ended May 27, 2007, there were new claims involving 11 claimants, dismissals and/or settlements involving 24 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended May 27, 2007 in connection with asbestos-related claims were $.5 million.

ITEM 1A – RISK FACTORS

No material changes have occurred in risk factors as presented in the Company’s 2006 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (10) of the Notes to Consolidated Financial Statements, under Part I, Item 1.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
2/26/07 thru 3/25/07	8,207	$66.32	-	32,520
3/26/07 thru 4/29/07	-	NA	-	32,520
4/30/07 thru 5/27/07	-	NA	-	32,520

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 21, 2007, and the results were as follows:

Election of Directors
	Votes Cast	Votes
	For	Withheld
J. Michael Hagan	7,609,255	162,052
Dennis C. Poulsen	7,313,794	457,513

Other directors whose terms of office continued after the meeting are:  James S. Marlen, David Davenport, Terry L. Haines, William D. Horsfall and John E. Peppercorn.

Ratification of Independent Registered Public Accounting Firm

Ratification of PricewaterhouseCoopers LLP, as independent registered public accounting firm:	Votes
For:	7,691,651
Against:	58,165
Abstentions:	21,489

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2006 Annual Report

ITEM 6– EXHIBITS

EXHIBIT	EXHIBITS OF AMERON
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer*

* A signed original of this written statement required by Section 906 has been provided to Ameron International Corporation and will be retained by Ameron International Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

(b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the second quarter of 2007 as follows:

March 22, 2007 reporting the Company's quarterly dividend of $.20 per share, as reported in a press release dated March 22, 2007.

March 22, 2007 reporting the grant of restricted stock to each of the non-employee directors and to report the Company's results of operations for the first quarter ended February 25, 2007, as reported in a press release dated March 21, 2007.

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

Date: June 22, 2007