Form 10-Q
period 2007-08-26
AMERON INTERNATIONAL CORP
filed 2007-09-24
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2007

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,138,721 on August 26, 2007.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 26, 2007

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Sales	$165,048	$139,941	$442,159	$398,570
Cost of sales	(128,047)	(103,859)	(339,076)	(299,135)
Gross profit	37,001	36,082	103,083	99,435

Selling, general and administrative expenses	(21,669)	(22,302)	(69,128)	(68,811)
Other income, net	1,760	1,458	3,715	10,822
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	17,092	15,238	37,670	41,446
Interest income/(expense), net	62	(628)	410	(2,547)
Income from continuing operations before income taxes and equity in earnings of joint venture	17,154	14,610	38,080	38,899
Provision for income taxes	426	(2,538)	(6,631)	(10,450)
Income from continuing operations before equity in earnings of joint venture	17,580	12,072	31,449	28,449
Equity in earnings of joint venture, net of taxes	3,079	4,910	12,335	9,493
Income from continuing operations	20,659	16,982	43,784	37,942
Income from discontinued operations, net of taxes	463	997	1,609	2,350
Net income	$21,122	$17,979	$45,393	$40,292

Basic earnings per share:
Income from continuing operations	$2.28	$1.94	$4.85	$4.37
Income from discontinued operations, net of taxes	.05	.11	.18	.27
Net income	$2.33	$2.05	$5.03	$4.64

Diluted earnings per share:
Income from continuing operations	$2.27	$1.91	$4.83	$4.29
Income from discontinued operations, net of taxes	.05	.11	.18	.27
Net income	$2.32	$2.02	$5.01	$4.56

Weighted-average shares (basic)	9,044,129	8,748,617	9,020,798	8,677,515
Weighted-average shares (diluted)	9,089,574	8,890,919	9,068,593	8,840,106

Cash dividends per share	$.25	$.20	$.65	$.60

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	August 26,	November 30,
(Dollars in thousands)	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$126,563	$139,479
Receivables, less allowances of $5,881 in 2007 and $4,912 in 2006	159,980	160,173
Inventories	112,260	77,134
Deferred income taxes	24,027	23,861
Prepaid expenses and other current assets	13,473	15,921

Total current assets	436,303	416,568

Investments in joint ventures
Equity method	17,428	14,501
Cost method	3,784	3,784

Property, plant and equipment
Land	35,764	33,327
Buildings	77,266	57,434
Machinery and equipment	277,337	261,538
Construction in progress	28,559	20,657

Total property, plant and equipment at cost	418,926	372,956
Accumulated depreciation	(251,927)	(238,486)

Total property, plant and equipment, net	166,999	134,470
Goodwill and intangible assets, net of accumulated amortization of $1,106 in 2007 and $3,017 in 2006	2,124	2,143
Other assets	51,163	63,198

Total assets	$677,801	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	August 26,	November 30,
(Dollars in thousands, except per share data)	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$10,000	$10,000
Trade payables	40,271	45,650
Accrued liabilities	88,448	68,970
Income taxes payable	-	11,481

Total current liabilities	138,719	136,101

Long-term debt, less current portion	71,338	72,525
Other long-term liabilities	58,825	62,813

Total liabilities	268,882	271,439

Commitments and contingencies
Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,138,721 shares in 2007 and 9,075,094 shares in 2006, net of treasury shares	29,623	29,431
Additional paid-in capital	44,192	39,500
Retained earnings	411,363	371,894
Accumulated other comprehensive loss	(24,296)	(27,232)
Treasury stock (2,710,321 shares in 2007 and 2,697,148 shares in 2006)	(51,963)	(50,368)

Total stockholders' equity	408,919	363,225

Total liabilities and stockholders' equity	$677,801	$634,664

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	August 26,	September 3,
(Dollars in thousands)	2007	2006
OPERATING ACTIVITIES
Net income	$45,393	$40,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,958	13,894
Amortization	19	134
Net earnings in excess of distributions from joint ventures	(2,927)	(3,308)
Gain from sale of property, plant and equipment	(44)	(9,118)
Gain from sale of discontinued operations	(1,453)	(215)
Stock compensation expense	1,793	2,829
Other	(166)	(38)
Changes in operating assets and liabilities:
Receivables, net	1,032	(6,926)
Inventories	(34,191)	(30,737)
Prepaid expenses and other current assets	2,455	(7,126)
Other assets	(2,674)	457
Trade payables	(5,721)	1,459
Accrued liabilities and income taxes payable	7,936	18,660
Other long-term liabilities	(4,045)	(17,863)
Net cash provided by operating activities	19,365	2,394

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	385	590
Proceeds from sale of discontinued operations	5,910	115,000
Additions to property, plant and equipment	(33,301)	(18,128)
Net cash (used in)/provided by investing activities	(27,006)	97,462

FINANCING ACTIVITIES
Net change in short-term borrowings	-	(8,333)
Issuance of debt	1,036	6,670
Repayment of debt	(2,665)	(529)
Dividends on common stock	(5,924)	(5,286)
Issuance of common stock	1,136	4,186
Excess tax benefits related to stock-based compensation	1,955	-
Purchase of treasury stock	(1,595)	(1,203)
Net cash used in financing activities	(6,057)	(4,495)

Effect of exchange rate changes on cash and cash equivalents	782	923
Net change in cash and cash equivalents	(12,916)	96,284
Cash and cash equivalents at beginning of period	139,479	44,671

Cash and cash equivalents at end of period	$126,563	$140,955

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of August 26, 2007, and consolidated results of operations and cash flows for the nine months ended August 26, 2007.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended August 26, 2007 and September 3, 2006 consisted of 91 days each.  The nine months ended August 26, 2007 and September 3, 2006 consisted of 269 days and 277 days, respectively.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 will be effective for the year ending November 30, 2008.  The Company is evaluating whether the adoption of SFAS 159 will have a material effect on its consolidated financial statements.

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

During the third quarter of 2007, the Company recognized a gain of $463,000 on the sale of two properties which were formerly used by the Coatings Business.  In the nine months ended August 26, 2007, the Company recognized a gain of $1,453,000 on the sale of properties that were formerly used by the Coatings Business.   In addition to the gain on the sale of the properties, the Company recognized $156,000 of research and development tax credits that related to the Coatings Business in 2007.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.  Results for the nine months ended September 3, 2006 represented the net income from normal operations of the Coatings Business prior to the divestiture.  During the third quarter of 2006, the Company completed the sale of its Coatings Business and recognized a pretax gain of $1,162,000.  Provision for income taxes related to the gain was $947,000, which resulted in a net gain of $215,000 in the third quarter and first nine months of 2006.

The results of discontinued operations were as follows:
	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands)	2007	2006	2007	2006
Revenue from discontinued operations	$-	$41,828	$-	$152,190

Income from discontinued operations before disposal, before income taxes	$-	$2,187	$-	$5,202
Income taxes on income from discontinued operations	-	(1,405)	156	(3,067)
Income from discontinued operations before disposal, net of taxes	-	782	156	2,135

Gain on sale of discontinued operations, before income taxes	463	1,162	1,453	1,162
Income taxes on gain on sale of discontinued operations	-	(947)	-	(947)
Gain on sale of discontinued operations, net of taxes	463	215	1,453	215
Income from discontinued operations, net of taxes	$463	$997	$1,609	$2,350

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Income from discontinued operations, net of taxes, totaled $463,000, or $.05 per diluted share, and $1,609,000, or $.18 per diluted share, for the three and nine months ended August 26, 2007, respectively, compared to income of $997,000, or $.11 per diluted share, and $2,350,000, or $.27 per diluted share, for the same periods in 2006.

Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation.  Prior period balance sheets and cash flow statements have not been adjusted.

 NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	August 26,	November 30,
(In thousands)	2007	2006
Trade	$140,046	$124,308
Other	21,660	31,299
Joint ventures	4,155	9,478
Allowances	(5,881)	(4,912)
	$159,980	$160,173

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $28,236,000 and $32,278,000 at August 26, 2007 and November 30, 2006, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	August 26,	November 30,
(In thousands)	2007	2006
Finished products	$41,224	$30,802
Materials and supplies	35,576	22,224
Products in process	35,460	24,108
	$112,260	$77,134

NOTE 6 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:
	Nine Months Ended
	August 26,	September 3,
(In thousands)	2007	2006
Interest paid	$2,178	$3,452
Income taxes paid	18,873	6,624

NOTE 7 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands)	2007	2006	2007	2006
Net sales	$63,251	$69,521	$211,122	$193,293

Gross profit	15,064	21,258	55,974	43,353

Net income	6,944	10,960	27,819	21,191

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands)	2007	2006	2007	2006
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$3,472	$5,481	$13,910	$10,596
Less provision for income taxes	(393)	(571)	(1,575)	(1,103)
Equity in earnings of TAMCO, net of taxes	$3,079	$4,910	$12,335	$9,493
Dividends received from joint ventures
TAMCO	$3,998	$2,998	$10,983	$7,288
ASAL	-	-	-	-
BL	1,254	-	1,254	-

Earnings from ASAL and BL, if any, are included in other income, net.  During the third quarter of 2007, earnings from BL totaled $1,254,000.

NOTE 8 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  All outstanding common stock equivalents consisting of restricted shares of 62,517 and 98,002, and options to purchase 67,250 and 301,068 common shares, were dilutive for the three and nine months ended August 26, 2007 and September 3, 2006, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands, except per share data)	2007	2006	2007	2006
Numerator:
Income from continuing operations	$20,659	$16,982	$43,784	$37,942
Income from discontinued operations, net of taxes	463	997	1,609	2,350
Net income	$21,122	$17,979	$45,393	$40,292

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,044,129	8,748,617	9,020,798	8,677,515

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,044,129	8,748,617	9,020,798	8,677,515
Dilutive effect of stock options and restricted stock	45,445	142,302	47,795	162,591
Weighted-average shares outstanding, diluted	9,089,574	8,890,919	9,068,593	8,840,106

Basic net income per share:
Income from continuing operations	$2.28	$1.94	$4.85	$4.37
Income from discontinued operations, net of taxes	.05	.11	.18	.27
Net income	$2.33	$2.05	$5.03	$4.64

Diluted net income per share:
Income from continuing operations	$2.27	$1.91	$4.83	$4.29
Income from discontinued operations, net of taxes	.05	.11	.18	.27
Net income	$2.32	$2.02	$5.01	$4.56

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income was as follows:
	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands)	2007	2006	2007	2006
Net income	$21,122	$17,979	$45,393	$40,292
Foreign currency translation adjustment	155	(4,066)	2,936	421
Comprehensive income	$21,277	$13,913	$48,329	$40,713

NOTE 10 – DEBT

The Company's long-term debt consisted of the following:
	August 26,	November 30,
(In thousands)	2007	2006
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$30,000	$30,000
4.25%, payable in Singapore dollars, in annual principal installments of $6,704, starting in 2008	33,522	33,173
Variable-rate industrial development bonds:
payable in 2016 (3.90% at August 26, 2007)	7,200	7,200
payable in 2021 (3.90% at August 26, 2007)	8,500	8,500
Variable-rate bank revolving credit facility (12.95% at August 26, 2007)	2,116	3,652
Total long-term debt	81,338	82,525
Less current portion	(10,000)	(10,000)
Long-term debt, less current portion	$71,338	$72,525

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of August 26, 2007.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeds such short-term borrowings at August 26, 2007.  Accordingly, amounts due under these bank facilities have been classified as long-term debt and are considered payable when the Revolver is due.

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
Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Nine Months Ended
	August 26,	September 3,	August 26,	September 3,
(In thousands)	2007	2006	2007	2006
Sales
Fiberglass-Composite Pipe	$62,554	$48,477	$170,183	$131,326
Water Transmission	48,959	36,999	121,810	118,086
Infrastructure Products	53,528	54,580	152,460	149,857
Eliminations	7	(115)	(2,294)	(699)
Total sales	$165,048	$139,941	$442,159	$398,570

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$18,850	$10,850	$44,588	$26,746
Water Transmission	(2,999)	668	(6,330)	4,099
Infrastructure Products	9,250	9,063	25,981	23,442
Corporate & unallocated	(8,009)	(5,343)	(26,569)	(12,841)
Total Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$17,092	$15,238	$37,670	$41,446

The Corporate and unallocated amounts for the first nine months of 2006 included a pretax gain of $9,052,000 related to the sale of property.

	August 26,	November 30,
	2007	2006
Assets
Fiberglass-Composite Pipe	$229,642	$206,326
Water Transmission	208,743	167,463
Infrastructure Products	108,804	97,249
Corporate & unallocated	244,251	271,023
Eliminations	(113,639)	(107,397)
Total Assets	$677,801	$634,664

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of August 26, 2007, the Company was a defendant in asbestos-related cases involving 131 claimants, compared to 132 claimants as of May 27, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the quarter ended August 26, 2007, there were new claims involving 3 claimants, dismissals and/or settlements involving 4 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended August 26, 2007 in connection with asbestos-related claims were $425,000.

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

	Nine Months Ended
	August 26,	September 3,
(In thousands)	2007	2006
Balance, beginning of period	$3,146	$4,026
Payments	(775)	(599)
Warranties issued during the period	876	1,456
Warranties extinguished upon sale of discontinued operations	-	(1,969)
Balance, end of period	$3,247	$2,914

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

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
			Foreign
			Currency
	November 30,	Acquisition/	Translation	August 26,
(In thousands)	2006	(Disposition)	Adjustments	2007
Fiberglass-Composite Pipe	$1,440	$-	$-	$1,440
Water Transmission	390	-	-	390
Infrastructure Products	201	-	-	201
	$2,031	$-	$-	$2,031

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	August 26, 2007		November 30, 2006
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$100	$(100)	$100	$(100)
Non-compete agreements	252	(159)	252	(140)
Patents	212	(212)	212	(212)
Leasehold interests	-	-	1,930	(1,930)
	$564	$(471)	$2,494	$(2,382)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expenses for the three and nine months ended August 26, 2007 were $7,000 and $19,000, respectively.  Amortization expenses for the three and nine months ended September 3, 2006 were $35,000 and $134,000, respectively.  At August 26, 2007, estimated future amortization expenses were as follows: $5,000 for the remaining three months of 2007, $23,000 for 2008, $24,000 for 2009, $23,000 for 2010, $16,000 for 2011 and $2,000 for 2012.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – INCENTIVE STOCK COMPENSATION PLANS

As of August 26, 2007, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of common stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's common stock at prices not less than 100% of market value on the dates of grant.  Such options vest in equal annual installments over four years.  Such options terminate ten years from the dates of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  For the nine months ended August 26, 2007, the Company granted 28,550 restricted shares to key employees with fair value on the grant date of $2,305,000 and 6,000 restricted shares to non-employee directors with fair value on the grant date of $417,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's common stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At August 26, 2007, there were 13,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended August 26, 2007 and September 3, 2006 included compensation expense of $529,000 and $446,000, respectively, related to stock-based compensation arrangements.  For the nine months ended August 26, 2007 and September 3, 2006, compensation expenses were $1,793,000 and $2,829,000, respectively, related to stock-based compensation arrangements.  There were no capitalized share-based compensation costs, for the three and nine months ended August 26, 2007 and September 3, 2006.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  For the nine months ended August 26, 2007, excess tax benefits totaled $1,955,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table summarizes the stock option activity for the nine months ended August 26, 2007:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2006	120,500	$27.25
Exercised	(22,000)	23.97
Outstanding at February 25, 2007	98,500	27.98	5.40	$5,037
Exercised	(8,500)	23.77
Outstanding at May 27, 2007	90,000	28.43	5.07	$4,416
Exercised	(22,750)	27.42
Outstanding at August 26, 2007	67,250	28.77	4.97	$4,222

Options exercisable at August 26, 2007	62,750	28.43	4.80	$3,961

For the three and nine months ended August 26, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s stock on the last trading day of the third quarter of 2007 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised during the three and nine months ended August 26, 2007 was $1,500,000 and $3,050,000, respectively.  As of August 26, 2007, unrecognized compensation cost related to stock-based compensation arrangements totaled $2,880,000 which is expected to be recognized over a weighted-average period of three years.

No shares of restricted stock were granted during the third quarter of 2007.  For the nine months ended August 26, 2007, 34,550 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $76.47 per share.  The fair value of restricted stock which vested during the nine months ended August 26, 2007 was $3,562,000.  For the nine months ended September 3, 2006, 51,000 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $55.31 per share.  The fair value of restricted stock which vested during the nine months ended September 3, 2006 was $2,969,000.

Net cash proceeds from the exercise of stock options during the three and nine months ended August 26, 2007 were $625,000 and $1,136,000, respectively.  Net cash proceeds from the exercise of stock options during the three and nine months ended September 3, 2006 were $2,777,000 and $4,186,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 16 – EMPLOYEE BENEFIT PLANS

For the three and nine months ended August 26, 2007 and September 3, 2006, net pension and postretirement costs were comprised of the following:

Employee Benefits (Three Months)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended August 26 and September 3,				Three Months Ended August 26 and September 3,
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$753	$814	$122	$275	$88	$78
Interest cost	2,781	2,548	521	446	202	179
Expected return on plan assets	(3,515)	(3,053)	(388)	(332)	(35)	(27)
Amortization of unrecognized
prior service cost	27	24	65	122	19	(14)
Curtailment	-	325	-	2,911	-	-
Amortization of unrecognized
net transition obligation	-	-	-	-	46	46
Amortization of accumulated loss	924	1,108	36	79	15	41
Net periodic cost	$970	$1,766	$356	$3,501	$335	$303

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Employee Benefits (Nine Months)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended August 26 and September 3,				Nine Months Ended August 26 and September 3,
(In thousands)	2007	2006	2007	2006	2007	2006
Service cost	$2,259	$2,441	$366	$825	$264	$234
Interest cost	8,343	7,645	1,563	1,338	606	537
Expected return on plan assets	(10,545)	(9,158)	(1,164)	(996)	(104)	(81)
Amortization of unrecognized
prior service cost	81	72	195	366	57	(42)
Curtailment	-	325	-	2,911	-	-
Amortization of unrecognized
net transition obligation	-	-	-	-	138	138
Amortization of accumulated loss	2,772	3,325	108	237	45	123
Net periodic cost	$2,910	$4,650	$1,068	$4,681	$1,006	$909

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

The Company contributed $3,000,000 to its U.S. defined benefit pension plan and $1,022,500 to its non-U.S. defined benefit pension plan in the first nine months of 2007.  The Company expects to contribute an additional $62,000 to its non-U.S. plan in 2007.  The Company may make additional contributions in 2007 depending on the funded status of the plans and the requirements of the Pension Protection Act of 2006.

If SFAS No. 158 had been applied at November 30, 2006 using the November 30, 2006 actuarial valuation, accumulated other comprehensive loss would have increased by approximately $54,600,000 ($36,900,000 after tax) representing the difference between the funded status of the Company’s pension and other post-retirement benefit plans based on the projected and accumulated benefit obligations, respectively, and the amounts recorded on the Company’s balance sheet at November 30, 2006.  The ultimate impact is contingent on plan asset returns and the assumptions that will be used to measure the funded status of each of the Company’s pension and postretirement benefit plans as of November 30, 2007.

NOTE 17 – PROVISION FOR INCOME TAXES

Income taxes decreased to $426,000 benefit in the third quarter of 2007 from $2,538,000 expense in the third quarter of 2006. Income taxes decreased to $6,631,000 in the first nine months of 2007, compared to $10,450,000 in the comparable period of 2006. The effective tax rate decreased to 17.4% in first nine months of 2007, from 26.9% in the same period of 2006.  The effective tax in 2007 was reduced by tax benefits of $5,263,000 recorded in the third quarter of 2007 associated with the decision in that quarter to wind up and dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax in 2006 was reduced by tax benefits of $3,554,000 primarily as a result of settlements of the 1996 – 1998 and 1999 – 2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation. The effective tax rate in the first nine months of 2007 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings, and discrete items. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate in the first nine months of 2007 is not necessarily indicative of the effective tax rate in the full fiscal year.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated steel products.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind-towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

As of August 26, 2007, the Company's working capital totaled $297.6 million, $17.1 million higher than the working capital of $280.5 million as of November 30, 2006.  Working capital increased due to higher business activity, higher sand inventories in Hawaii and higher steel inventories associated with water-pipe and wind-tower orders partially offset by advance payments from customers.

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  For the nine months ended August 26, 2007, net cash of $19.4 million was generated from operating activities of continuing and discontinued operations, compared to $2.4 million in the nine months ended September 3, 2006.  Operating cash flows increased in 2007 due to higher net income, lower gain on the sale of property and slower growth in working capital than in the same period in 2006.  In the nine months ended August 26, 2007, the Company's cash from operating activities included net income of $45.4 million, plus non-cash adjustments (depreciation, amortization, equity income from joint-ventures in excess of dividends, gain from sales of assets, and stock compensation expense) of $9.2 million, less changes in operating assets and liabilities of $35.2 million.  In the nine months ended September 3, 2006, the Company's cash provided by operating activities included net income of $40.3 million, plus similar non-cash adjustments of $4.2 million, offset by corresponding changes in operating assets and liabilities of $42.1 million.

Net cash used in investing activities totaled $27.0 million during the nine months ended August 26, 2007, compared to $97.5 million generated in the nine months ended September 3, 2006.  The Company received $115.0 million from the sale of the Coatings Business in 2006.  Net cash used in investing activities during the first nine months of 2007 consisted of capital expenditures of $33.3 million, compared to $18.1 million in the same period of 2006.   Capital expenditures included normal replacement and upgrades of machinery and equipment in both 2007 and 2006.  Capital expenditures for 2007 also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers. During the year ending November 30, 2007, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in financing activities totaled $6.1 million during the nine months ended August 26, 2007, compared to $4.5 million used in the nine months ended September 3, 2006.  Net cash used in 2007 consisted of net debt payment of $1.6 million, payment of common stock dividends of $5.9 million and treasury stock purchases of $1.6 million related to the vesting of restricted shares, offset by net issuance of common stock related to exercised stock options of $1.1 million and tax benefits of $2.0 million related to exercised stock options.  Net cash used in financing activities in 2006 included net debt payment of $2.2 million and a similar issuance of common stock of $4.2 million, offset by dividends of $5.3 million and stock purchases of $1.2 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined by the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $140.9 million as of August 26, 2007. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. As of August 26, 2007, the Company maintained a consolidated leverage ratio of 1.01 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. As of August 26, 2007, qualifying tangible assets equaled 2.46 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.35 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. As of August 26, 2007, the Company maintained such a fixed charge coverage ratio of 1.92 times.  Under the most restrictive provisions of the Company’s lending agreements, approximately $14.4 million of retained earnings was not restricted, as of August 26, 2007, as to the declaration of cash dividends or the repurchase of Company stock.  At August 26, 2007, the Company was in compliance with all covenants.

Cash and cash equivalents at August 26, 2007 totaled $126.6 million, a decrease of $12.9 million from November 30, 2006.  At August 26, 2007, the Company had total debt outstanding of $81.3 million, compared to $82.5 million at November 30, 2006, and approximately $112.6 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2007 were $83.2 million and $81.5 million, respectively.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2007. The Company contributed $3.0 million to its U.S. defined benefit pension plan and $1.0 million to its non-U.S. defined benefit pension plan in the first nine months of 2007.  The Company expects to contribute an additional $.1 million to its non-U.S. plan in 2007.  The Company may make additional contributions in 2007 depending on the funded status of the plans and the requirements of the Pension Protection Act of 2006.

Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to materially impact short-term liquidity.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at August 26, 2007 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Long-term debt (a)	$81,338	$10,000	$33,408	$15,524	$22,406

Interest payments on debt (b)	14,431	1,768	5,395	2,649	4,619

Operating leases	31,679	3,728	7,352	4,934	15,665

Purchase obligations (c)	676	676	-	-	-

Total contractual obligations (d)	$128,124	$16,172	$46,155	$23,107	$42,690

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (e)	$3,048	$3,048	$-	$-	$-

Total commercial commitments (d)	$3,048	$3,048	$-	$-	$-

(a) Included in long-term debt is $2,116 outstanding under a foreign revolving credit facility, which is supported by the Revolver.
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

RESULTS OF OPERATIONS

General

Income from continuing operations totaled $20.7 million, or $2.27 per diluted share, on sales of $165.0 million in the quarter ended August 26, 2007, compared to income from continuing operations of $17.0 million, or $1.91 per diluted share, on sales of $139.9 million in the same period in 2006.  The Fiberglass-Composite Pipe had higher sales and higher income due primarily to improved market conditions.  The Water Transmission Group had higher sales and a loss.  The decline in profitability of the Water Transmission Group was due principally to continued start-up costs related to wind-tower production and uneven pipe plant utilization due to soft pipe market conditions.  The Infrastructure Products Group had lower sales but higher income due to a decline in the concrete pole  market offset by improvements in Hawaii.  Income from continuing operations was higher in 2007 due primarily to the strong performance of the Fiberglass-Composite Pipe Group, lower interest and income taxes, partially offset by lower earnings from TAMCO, the Company’s 50%-owned steel venture in California.

Income from continuing operations totaled $43.8 million, or $4.83 per diluted share, on sales of $442.2 million in the nine months ended August 26, 2007, compared to income from continuing operations of $37.9 million, or $4.29 per diluted share, on sales of $398.6 million in the same period in 2006.  The Fiberglass-Composite Pipe and Infrastructure Products Groups had higher sales and income due primarily to improved market conditions.  The Water Transmission Group had higher sales and a loss due to the timing of pipe projects and the start-up costs related to wind-tower production.  Income from continuing operations was higher in 2007 despite the $9.0 million gain from the sale of property in 2006, due to lower interest and income taxes, and higher earnings from TAMCO.  Equity in earnings of TAMCO increased by $2.8 million, compared to the same period in 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Income from discontinued operations, net of taxes, totaled $.5 million, or $.05 per diluted share, in the quarter ended August 26, 2007, compared to $1.0 million, or $.11 per diluted share, in the same period in 2006.  Income from discontinued operations, net of taxes, totaled $1.6 million, or $.18 per diluted share, in the nine months ended August 26, 2007, compared to $2.4 million, or $.27 per diluted share, in the same period in 2006. During the third quarter of 2007, two of the retained properties formerly used by the Coatings Business were sold for a net gain of $.5 million.  Discontinued operations generated sales of $41.8 million and $152.2 million respectively, in the third quarter and nine months ended September 3, 2006.

Sales

Sales increased $25.1 million in the third quarter of 2007, compared to the similar period in 2006.  Year-to-date sales increased $43.6 million, compared to sales in the first nine months of 2006.  Sales increased due to improved demand, price increases and continued growth in large-diameter wind-tower sales.

Fiberglass-Composite Pipe's sales increased $14.1 million, or 29.0%, in the third quarter and $38.9 million, or 29.6%, in the first nine months of 2007, compared to the similar periods in 2006.  Sales from Asian operations increased $6.7 million and $23.1 million respectively, in the third quarter and the first nine months of 2007, driven by increased activity in the industrial and marine segments.  Sales from European operations increased $8.9 million and $12.0 million, respectively, in the third quarter and the first nine months of 2007, due to growth in the industrial and oil and gas markets.  Sales from U.S. operations decreased $1.5 million and increased $3.8 million, respectively, in the third quarter and the first nine months of 2007.  Sales of on-shore oilfield piping manufactured in the U.S. declined in the third quarter due to project timing and customers’ inventories of pipe.  The strong demand for on-shore oilfield, offshore and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

Water Transmission’s sales increased $12.0 million, or 32.3%, in the third quarter and $3.7 million, or 3.2%, in the first nine months of 2007, compared to the similar periods in 2006.  The sales increase was driven by the Company’s entry into the market for large-diameter wind towers and the Group’s operation in South America.  The Group continued to be impacted by the sluggish pipe market in the western U.S. and the timing of projects.  Revenue is recognized in the Water Transmission Group primarily under the percentage-of-completion method and is subject to a certain level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted when actual results are expected to significantly differ from those estimates.  Market conditions for water pipe remain soft due to continuation of a cyclical slowdown in water infrastructure projects in the Company's markets.  However, the market for wind towers is robust.

Infrastructure Products' sales decreased $1.1 million, or 1.9%, in the third quarter and increased by $2.6 million, or 1.7%, in the first nine months of 2007, compared to the similar periods in 2006.  The Hawaiian Division generated higher sales due primarily to increased deliveries of aggregates and improved pricing.  Pole Products was impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles.  Although the housing market has worsened, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in the third quarter of 2007 was $37.0 million, or 22.4% of sales, compared to $36.1 million, or 25.8% of sales, in the third quarter of 2006. Year-to-date gross profit in 2007 was $103.1 million, or 23.3% of sales, compared to $99.4 million, or 24.9% of sales, in the similar period of 2006.  Gross profit increased $.9 million and $3.6 million, respectively, in the third quarter and the first nine months of 2007, compared to the similar periods in 2006, primarily due to volume and selling price increases and favorable product mix.  Third-quarter and year-to-date profit margins declined due to the weak performance of the Water Transmission Group.

Fiberglass-Composite Pipe’s gross profit increased $7.4 million in the third quarter and $17.1 million in the first nine months of 2007, compared to the similar periods of 2006.  Profit margins were 38.3% in the third quarter and 35.5% in the first nine months of 2007, compared to 34.1% in the third quarter and 32.9% in the first nine months of 2006.  Margins were higher in 2007 due to improvements in product and market mix and selling price increases.  Increased sales generated additional gross profit of $4.8 million and $12.8 million, respectively, in the quarter and the first nine months of 2007, while favorable product mix generated additional gross profit of $2.6 million and $4.3 million, respectively, for the quarter and the first nine months of 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Water Transmission Group's gross profit decreased $3.6 million in the third quarter and $10.1 million in the first nine months of 2007, compared to the similar periods of 2006.  Profit margins were 3.2% in the third quarter, and 6.6% in the first nine months of 2007, compared to 13.9% in the third quarter, and 15.4% in the first nine months of 2006.  Margins were lower in 2007 partly due to lower-than-expected wind-tower sales and production start-up costs, related to delays in construction of a new wind-tower manufacturing facility.  Additionally, margins on pipe projects were lower due to weak market conditions and uneven plant utilization.  Increased sales volume generated additional gross profit of $1.6 million and $.6 million, respectively, in the quarter and the first nine months of 2007.  Lower margins reduced gross profit by $5.2 million and $10.7 million, respectively, in the quarter and the first nine months of 2007.

Gross profit in the Infrastructure Products Group increased $.1 million in the third quarter and $2.4 million in the first nine months of 2007, compared to the similar periods of 2006.  Profit margins were 25.3% in the third quarter and 25.0% in the first nine months of 2007, compared to 24.6% in the third quarter and 23.8% in the first nine months of 2006.  Margins were higher in 2007 due to changes in product mix and selling-price increases.  Gross profit declined by $.3 million and increased by $.6 million, respectively, in the quarter and the first nine months of 2007 due to changes in sales volume, while favorable product mix generated additional gross profit of $.4 million and $1.8 million, respectively, in the quarter and the first nine months of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $21.7 million, or 13.1% of sales, in the third quarter of 2007, compared to $22.3 million, or 15.9% of sales, in the third quarter of 2006.  The $.6 million decrease related primarily to lower management incentive accruals.  In the nine months ended August 26, 2007, SG&A expenses totaled $69.1 million, or 15.6% of sales, compared to $68.8 million, or 17.3% of sales in the same period in 2006.  The $.3 million increase was primarily due to higher legal expenses.

Other Income, Net

Other income was $1.8 million in the third quarter of 2007, an increase of $.3 million compared to the third quarter of 2006.  The increase for the quarter was due to the receipt of a dividend of $1.2 million from a joint venture, Bondstrand, Ltd., offset by lower foreign exchange gains.  Other income was $3.7 million in the nine months ended August 26, 2007, a decrease of $7.1 million compared to the similar period in 2006.  The decrease was due primarily to a $9.0 million gain on sale of property in the first half of 2006.  Other income included royalties and fees from licensees, foreign currency transaction adjustments, and other miscellaneous income.

Interest

Net interest income was $.1 million in the third quarter of 2007, compared to net interest expense of $.6 million in the third quarter of 2006. Net interest income was $.4 million in the first nine months of 2007, compared to net interest expense of $2.5 million in the first nine months of 2006.  The increase in net interest income was due to higher interest income from short-term investments, higher cash balances and lower debt levels.

Provision for Income Taxes

Income taxes decreased to $.4 million benefit in the third quarter of 2007 from $2.5 million expense in the third quarter of 2006. Income taxes decreased to $6.6 million in the first nine months of 2007, compared to $10.5 million in the comparable period of 2006. The effective tax rate decreased to 17.4% in first nine months of 2007, from 26.9% in the same period of 2006.  The effective tax in 2007 was reduced by tax benefits of $5.3 million recorded in the third quarter of 2007 associated with the decision in that quarter to wind up and dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax in 2006 was reduced by tax benefits of $3.6 million primarily as a result of settlements of the 1996 – 1998 and 1999 – 2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation. The effective tax rate in the first nine months of 2007 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings, and discrete items. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate in the first nine months of 2007 is not necessarily indicative of the effective tax rate in the full fiscal year.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture decreased to $3.1 million in the third quarter of 2007, compared to $4.9 million in 2006.  Equity income increased to $12.3 million in the first nine months of 2007, compared to $9.5 million in the same period of 2006.  Equity income is associated with TAMCO, Ameron's 50%-owned steel mini-mill in California.  TAMCO's profits in the third quarter decreased due to timing of projects and increased during the first nine months due to increased demand for steel rebar and higher selling prices.  The outlook for TAMCO remains positive.

Income from Discontinued Operations, Net of Taxes

During the third quarter of 2007, the Company recognized a gain of $.5 million on the sale of two properties which were formerly used by the Coatings Business.  In the nine months ended August 26, 2007, the Company recognized a gain of $1.5 million on the sale of properties that were formerly used by the Coatings Business.   In addition to the gain on the sale of the properties, the Company recognized $.1 million of research and development tax credits that related to the Coatings Business in 2007.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.  Results for the nine months ended September 3, 2006 represented the net income from normal operations of the Coatings Business prior to the divestiture.  During the third quarter of 2006, the Company completed the sale of its Coatings Business and recognized a pretax gain of $1.1 million.  Provision for income taxes related to the gain was $.9 million, which resulted in a net gain of $.2 million in the third quarter and first nine months of 2006.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2006 Annual Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure – Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures

Based on their evaluation as of August 26, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of August 26, 2007, the Company was a defendant in asbestos-related cases involving 131 claimants, compared to 132 claimants as of May 27, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the quarter ended August 26, 2007, there were new claims involving 3 claimants, dismissals and/or settlements involving 4 claimants and no judgments.  Net costs and expenses incurred by the Company for the quarter ended August 26, 2007 in connection with asbestos-related claims were $.4 million.

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

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
5/28/07 thru 6/24/07	-	NA	-	32,520
6/25/07 thru 7/29/07	-	NA	-	32,520
7/30/07 thru 8/26/07	-	NA	-	32,520

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

ITEM 6 – EXHIBITS

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

(b) REPORTS ON FORM 8-K

Two reports on Form 8-K were filed by the Company during the third quarter of 2007 as follows:

June 21, 2007 reporting the Company's results of operations for the second quarter ended May 27, 2007, as reported in a press release dated June 21, 2007.

June 22, 2007 reporting the Company's quarterly dividend of $.25 per share, as reported in a press release dated June 22, 2007.

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

Date: September 21, 2007