Form 10-K
period 2007-11-30
AMERON INTERNATIONAL CORP
filed 2008-02-11
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $695 million on May 25, 2007, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On February 1, 2008 there were 9,154,935 shares of Common Stock, $2.50 par value, outstanding.  No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2008 ANNUAL MEETING OF STOCKHOLDERS (PART III)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2007 ANNUAL REPORT ON FORM 10-K

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise.  The business of the Company has been divided into business segments in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly-engineered products for sale to the industrial, chemical, energy and construction markets.  All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2007.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about February 25, 2008 in connection with the 2008 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company's antecedents date back to 1907, the Company evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Company on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960's the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  At the beginning of 1970, the Company's name was changed to Ameron, Inc.  In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting and steel poles for traffic signals.  In 1996, the Company's name was changed to Ameron International Corporation.  In 2006, the Company sold its Performance Coatings & Finishes business (“Coatings Business”).  In 2006, the Company began manufacturing large, steel towers that are used with wind turbines for generating electricity.

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

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) For geographical and operational convenience, the Company is organized into divisions. These divisions are combined into groups serving various industry segments, as follows:

a) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions. These products are marketed directly, as well as through manufacturers' representatives, distributors and licensees. Competition is based upon quality, price and service. Manufacture of these products is carried out in the Company's plant in Burkburnett, Texas, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at its plant in Mineral Wells, Texas, by wholly-owned subsidiaries in the Netherlands, Brazil, Singapore and Malaysia, and by a joint venture in Saudi Arabia.

b) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia, and Tubos Y Activos, a wholly-owned subsidiary, with a plant in Mexico. These plants manufacture concrete cylinder pipe, pre-stressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. Products are marketed directly using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally no one customer or group of customers will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded-steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California.  Additionally, the Company manufactures large-diameter wind towers at one of its California plants for the U.S. wind-energy market.  Wind towers are sold to wind turbine manufacturers based on price, quality and availability.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

c) The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide. Ample raw materials are available locally in Hawaii. As to rock products, the Company has exclusive rights to quarries containing many years' reserves. There is only one major source of supply for cement in Hawaii. Within the market area there are competitors for each of the segment's products. No single competitor offers the full range of products sold by the Company in Hawaii. An appreciable portion of the segment's business in Hawaii is obtained through competitive bidding. Sales of poles are nationwide, but with a stronger concentration in the western and southeastern U.S.  Marketing of poles is handled by the Company's own sales force and by outside sales agents. Competition for poles is mainly based on price and quality, but with some consideration for service and delivery. Poles are manufactured in two plants in California, as well as in plants in Washington, Oklahoma and Alabama.

d) The Company has three significant partially-owned affiliated companies ("joint ventures"):  Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and TAMCO.  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe to customers in Saudi Arabia.  BL, owned 40% by Ameron, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  TAMCO, 50%-owned by the Company, operates a steel mini-mill in California that produces reinforcing bar sold into construction markets in the western U.S.  ASAL is included in the Water Transmission Group, and BL is included in the Fiberglass-Composite Pipe Group.  TAMCO is not included in the three operating groups.

e) Except as individually outlined in the above descriptions of industry segments, the following comments or situations currently apply to all segments and applied during the three years ended November 30, 2007:

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

(ii) The Company owns certain patents and trademarks, both U.S. and foreign, related to its products. The Company licenses its patents, trademarks, know-how and technical assistance to several of its subsidiary and affiliated companies and to various third-party licensees. It licenses these proprietary items to some extent in the U.S., and to a greater degree abroad. These patents, trademarks, and licenses do not constitute a material portion of the Company's total business. No franchises or concessions exist.

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries. No unusual amounts of inventory are required to meet seasonal delivery requirements.  All of the Company's industry segments turn their inventory between four and seven times annually.  Average days' sales in accounts receivable range between 33 and 171 for all segments.  Excluding the $45.6 million of unbilled receivables from the Water Transmission Group, the average days’ sales would be 109 instead of 171.  Due to the percentage-of-completion method of accounting used by the Water Transmission Group, which is outlined in Item 7, receivables of the Water Transmission Group may be outstanding longer than would be typical.

(v) The backlog of orders at November 30, 2007 and 2006 by industry segment is shown below.  Approximately 96% of the November 30, 2007 backlog is expected to be converted to sales during 2008.  The Water Transmission Group’s backlog included $33.7 million of orders for large-diameter wind towers at November 30, 2007, compared to $97.1 million at the end of 2006.  The decline reflects the start-up delays related to the construction of the Company’s new wind tower facilities and the timing of incoming new orders scheduled for 2008 production.  The backlog of concrete and steel pipe manufactured by the Water Transmission Group increased $13.4 million during 2007 due to an increase in activities in Northern California.  The Fiberglass-Composite Pipe Group’s backlog increased $20.1 million with growing demand for marine and oilfield piping.  The backlog decreased at Infrastructure Products Group due to a decline in the residential construction markets.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SEGMENT	2007	2006
	(in thousands)
Water Transmission Group	$133,862	$183,802
Fiberglass-Composite Pipe Group	71,391	51,310
Infrastructure Products Group	28,512	34,866

Total	$233,765	$269,978

(vi) Except for the sale of the Coatings Business and the introduction of wind towers, the Company believes there was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates.  The Company is not aware of any change in the competitive situation which would be material to an understanding of the business.

(vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of the associated costs.   Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.  For 2007, excluding the effect of unbilled receivables related to long-term construction contracts, trade receivable turnover was approximately five times.

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

(2) a) Costs during each of the last three years for research and development were $5,724,000 in 2007, $5,790,000 in 2006, and $4,567,000 in 2005, and did not include expenses incurred by the Coatings Business in 2006 and 2005.  Such costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred.

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

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,600 persons. Of those, approximately 1,000 were covered by labor union contracts.  Two separate bargaining agreements are subject to renegotiation in 2008.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Aggregate export sales from U.S. operations during each of the last three years were:
In thousands
2007	$34,044
2006	27,811
2005	22,858

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

a) The primary markets for the Company's products are cyclical and dependent on factors that may not necessarily correspond to general economic cycles.  The Company's Water Transmission Group sells piping products for public works projects, which are typically dependent on taxes and fees for funding.  The Fiberglass-Composite Pipe Group's performance is closely linked to the level of oil prices and the corresponding impact on oil production, processing and transport.  The Infrastructure Products Group is dependent on the level of construction, especially the level of construction in Hawaii and construction of new homes for the sale of concrete poles.  Therefore, the Company's activities can be materially impacted by changes in interest rates, construction cycles, changes in oil prices and constraints on governmental budgets and spending.

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

d) Claims associated with the Company's performance can be relatively large.  The Company sells products that may be essential to the use of large, multi-million-dollar, infrastructure projects, such as water and sewer systems, offshore platforms, marine vessels, petrochemical plants, roads, and large construction projects.  Additionally, the Company sells products used in critical applications, such as to protect against corrosion or to convey hazardous materials.  Use of the Company's products in such applications could expose the Company to large potential product liability risks which are inherent in the design, manufacture and sale of such products.  A series of successful claims against the Company could materially and adversely affect its reputation, financial condition and results of operations.

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

g) The returns from the Company's new investment in wind-tower capabilities are dependent on future demand which could be impacted by changes in government policy, energy prices or tax credits.  The Company is completing a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity.  The current demand for wind-generated power is driven by high energy prices and tax credits.  The demand for wind towers could subside if the tax credits are not renewed at the end of 2008 and/or if oil prices fall significantly so that wind energy is less competitive.  Additionally, the Company’s entry into this new market may not meet forecasted expectations due to entry costs and competitive pressures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

h) The Company's quarterly results are subject to significant fluctuation.  The Company's sales and net income can fluctuate significantly from quarter to quarter due to production and delivery schedules of major orders and the seasonal variation in demand for certain of the Company's products, particularly in the Water Transmission Group.  Operating results in any quarterly period are not necessarily indicative of results for any future quarterly period, and comparisons between periods may not be meaningful.  The
Company sells products which are installed outdoors; and, therefore, demand for the Company's products can be affected by weather conditions.

i) Limits on the Company's ability to significantly influence or control partially-owned joint ventures could restrict the future operations of such ventures and the amount of cash available to the Company from such joint ventures.  Without control, the Company cannot solely dictate the dividend or operating policies of joint ventures without the cooperation of the respective joint-venture partners.

j) The Company’s relatively low trading volume could limit a shareholder's ability to trade the Company's shares. The Company's shares are traded on the New York Stock Exchange; however, the average trading volume can be considered to be relatively low.  As a result, shareholders could have difficulty in selling or buying a large number of the Company's shares in the manner or at a price that might otherwise be possible if the shares were more actively traded.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. The Company also has properties formerly used in the Coatings Business that are being held for sale. Listed properties do not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products Group industry segment, there are no material leases with respect to which expiration or inability to renew would have a material adverse effect on the Company's operations. The lease term on the Kailua property extends to 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii; and, in management's opinion, rock reserves are adequate for its requirements during the term of the lease.

(b) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDUSTRY SEGMENT - GROUP

Division - Location	Description
FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division - USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant
Ameron Polyplaster
Brazil	Office, Plant

WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Rancho Cucamonga, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant

Protective Linings Division
Brea, CA	Office, Plant
Tubos California
Pasadena, CA	*Office
Tubos Y Activos
Mexicali, Mexico	*Office, Plant
American Pipe & Construction International
Bogota, Colombia	Office, Plant
Cali, Colombia	Office, Plant

INFRASTRUCTURE PRODUCTS GROUP
Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry
Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant

CORPORATE
Corporate Headquarters
Pasadena, CA	*Office
Houston, TX	Warehouse
Hull, UK	**Office, Plant
Corporate Research & Engineering
Long Beach, CA	*Office
South Gate, CA	Office, Laboratory
*Leased
**Held for Sale

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 3 - LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statements of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2007, the Company was a defendant in asbestos-related cases involving 60 claimants, compared to 145 claimants as of November 30, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the year ended November 30, 2007, there were new claims involving 19 claimants, dismissals and/or settlements involving 104 claimants and no judgments.  Net costs and expenses incurred by the Company for the year ended November 30, 2007 in connection with asbestos-related claims were approximately $.2 million.

As of November 30, 2006, the Company was one of numerous defendants in various silica-related personal injury lawsuits involving seven claimants.  As of November 30, 2007, the Company was no longer a defendant in any silica-related cases.  No net costs and expenses were incurred by the Company for the year ended November 30, 2007 in connection with silica-related claims.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2007 and who are not directors of the Company.  All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Daniel J. Emmett	47	Vice President, Controller	2006

Ralph S. Friedrich	60	Vice President-Research & Engineering	2003

James R. McLaughlin	60	Senior Vice President-Chief Financial Officer & Treasurer	1997

Terrence P. O'Shea	61	Vice President-Human Resources	2003

Javier Solis	61	Senior Vice President of Administration, Secretary & General Counsel	1984

Gary Wagner	56	Executive Vice President & Chief Operating Officer	1990

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange (“NYSE”), the only exchange on which it is presently listed.  On January 24, 2008, there were 984 stockholders of record of such stock, based on the information provided by the Company’s transfer agent, Computershare.  Information regarding incentive stock compensation plans may be found in Note (13) of the Notes to Consolidated Financial Statements, under Part II, Item 8.

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

STOCK PRICE PERFORMANCE GRAPH

The following line graph compares the yearly changes in the cumulative total return of the Company’s Common Stock against the cumulative total return of the NYSE Market Value Index and the Peer Group Composite Index described below for the period of the Company’s five fiscal years commencing December 1, 2002 and ended November 30, 2007.  The comparison assumes $100 invested in stock on December 1, 2002.  Total return assumes reinvestment of dividends.  The Company’s stock price performance over the years indicated below does not necessarily track the operating performance of the Company nor is it necessarily indicative of future stock price performance.

In 2007 the Company changed the companies comprising its Peer Group Composite Index due to the sale of its Coatings Business in 2006, which represented 30% of the companies in the old Peer Group Composite Index.  The new Peer Group Composite Index is comprised of the following companies:  Ameron International, Dresser-Rand Group, Inc., Gibraltar Industries, Inc., Grant Prideco Inc., Lufkin Industries Inc., Martin Marietta Material, National Oilwell Varco, Inc., Northwest Pipe Co., Schnitzer Steel Industries, Inc. Texas Industries Inc., Trinity Industries Inc., Valmont Industries, Inc. and Vulcan Materials Co.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Dec-02	Nov-03	Nov-04	Nov-05	Nov-06	Nov-07
Ameron International Corporation	100	118.54	139.59	168.89	286.28	406.88
NYSE Market Value Index	100	117.77	135.05	150.32	174.84	192.41
New Peer Group Composite Index	100	121.36	169.73	237.43	301.84	376.30
Old Peer Group Composite Index (1)	100	120.86	156.77	195.79	242.95	258.02

(1)  The old Peer Group Composite Index is based upon a 70% Buildings Materials Companies Component and a 30% Protective Coatings Companies Component.  The Buildings Materials Companies Component is comprised of the following companies:  Advanced Environ Recycle, American Woodmark Corp., Ameron, Armstrong Holdings Inc., Bairnco Corp., Ceradyne, Inc., Griffon Corp., Insituform Technols CLA, Martin Marietta Material, NCI Building Systems Inc., Shaw Group Inc., Southwall Technologies, T-3 Energy Services Inc., USG Corp. and Vulcan Materials Co.  The Protective Coatings Companies Component is comprised of the following companies:  Ameron, PPG Industries, Inc., RPM International, Inc., Sherwin-Williams Co. and Valspar Corp.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
8/27/07 thru 9/23/07	-	N/A	-	32,520
9/24/07 thru 10/28/07	-	N/A	-	32,520
10/29/07 thru 11/30/07	158	$105.78	-	32,345

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares assumes an average statutory withholding rate of 40.6% and does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003

PER COMMON SHARE DATA (1)
Basic earnings per share:
Income from continuing operations	$6.77	$5.73	$3.51	$1.35	$3.00
Income from discontinued operations, net of taxes	.68	.25	.37	.28	.77
Net income	7.45	5.98	3.88	1.63	3.77
Diluted earnings per share:
Income from continuing operations	6.73	5.64	3.44	1.32	2.92
Income from discontinued operations, net of taxes	.67	.24	.36	.27	.75
Net income	7.40	5.88	3.80	1.59	3.67

Weighted-average shares (basic)	9,029,487	8,731,839	8,410,563	8,270,487	7,925,229
Weighted-average shares (diluted)	9,090,846	8,871,695	8,579,194	8,448,987	8,149,460
Dividends	.90	.80	.80	.80	.76
Stock price - high	109.60	80.01	46.61	40.05	35.53
Stock price - low	64.35	44.66	31.76	28.60	24.89
Price/earnings ratio (range)	15-9	14-8	12-8	25-18	10-7
OPERATING RESULTS
Sales	$631,010	$549,180	$494,767	$406,230	$410,215
Gross profit	146,029	132,389	125,210	92,209	110,221
Interest income/(expense), net	1,927	(1,682)	(5,520)	(5,522)	(6,755)
Provision for income taxes	(10,359)	(10,905)	(11,040)	(4,789)	(9,474)
Equity in earnings of joint venture, net of taxes	15,383	13,550	9,005	10,791	614
Income from continuing operations	61,140	50,060	29,509	11,151	23,808
Income from discontinued operations, net of taxes	6,099	2,140	3,101	2,308	6,092
Net income	67,239	52,200	32,610	13,459	29,900
Net income/sales	10.7%	9.5%	6.6%	3.3%	7.3%
Return on equity	16.6%	15.8%	11.3%	5.0%	12.8%
FINANCIAL CONDITION AT YEAR-END (2)
Working capital	$314,339	$280,467	$216,126	$180,813	$177,009
Property, plant and equipment, net	173,731	134,470	154,665	153,651	150,586
Investments in joint ventures
Equity method	14,677	14,501	13,777	16,042	13,064
Cost method	3,784	3,784	5,922	5,922	5,479
Total assets	705,812	616,351	578,036	543,937	533,492
Long-term debt, less current portion	57,593	72,525	77,109	75,349	86,044
CASH FLOW (2)
Expenditures for property, plant and equipment	$47,697	$35,519	$25,371	$18,312	$17,107
Depreciation and amortization	17,034	17,440	18,924	18,897	18,371
(1) Share and per share data reflect a two-for-one stock split declared in 2003.
(2) Amounts include both continuing and discontinued operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind-towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

During 2007, the Company changed the assumed discount rate, and projected rates of increase in compensation levels and health care costs. The discount rate is based on market interest rates. At November 30, 2007, the Company increased the discount rate from 5.95% to 6.15% as a result of the then-current market interest rates on long-term, fixed-income debt securities of highly-rated corporations. In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments as well as the expected long-term allocation of assets. At November 30, 2007, the Company maintained the expected long-term rate of return on assets assumption at 8.75% to reflect the expectations for future returns in the equity markets. In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates. At November 30, 2007, the Company increased the assumed annual rate of compensation increase from 3.45% to 3.65%. In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends. At November 30, 2007, the Company increased the rate of increase in health care costs from 9% to 10%, decreasing ratably until reaching 5% in 2012 and beyond.

Different assumptions would impact the Company’s projected benefit obligations and annual net periodic benefit costs related to pensions, and the accrued other benefit obligations and benefit costs related to postretirement benefits. The following reflects the impact associated with a change in certain assumptions:
	1% Increase		1% Decrease
	Increase/	Increase/	Increase/	Increase/
	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	in Benefit	in Benefit	in Benefit	in Benefit
(In thousands)	Obligations	Costs	Obligations	Costs
Discount rate:
Pensions	$(26,323)	$(2,941)	$31,826	$3,905
Other postretirement benefits	(333)	(27)	393	25
Expected rate of return on assets	N/A	(1,898)	N/A	1,898
Rate of increase in compensation levels	2,597	637	(2,357)	(576)
Rate of increase in health care costs	182	25	(154)	(20)

Additional information regarding pensions and other postretirement benefits is disclosed in Note (16) of Notes to Consolidated Financial Statements, under Part II, Item 8.

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

As of November 30, 2007, the Company's working capital, including cash and cash equivalents, totaled $314.3 million, an increase of $33.8 million, from working capital of $280.5 million as of November 30, 2006.  The increase was caused by higher business activity.  All of the Company's industry segments had inventory turns of between four and seven times per year. Average days' sales in accounts receivable ranged between 33 and 171 for all segments.  Cash and cash equivalents totaled $155.4 million as of November 30, 2007, compared to $139.5 million as of November 30, 2006.

In accordance with SFAS No. 95, Statement of Cash Flows, the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  During 2007, net cash of $63.2 million was generated from operating activities of continuing and discontinued operations, compared to $16.8 million generated in 2006.  The higher operating cash flow in 2007 was primarily due to higher earnings, excluding non-cash items and asset sales, and lower growth in operating assets and liabilities.  In 2006, the Company's cash from operating activities included net income of $52.2 million, less gain on sale of assets and loss from sale of discontinued operations of $8.7 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint-ventures less than equity income and stock compensation expense) of $14.8 million, offset by changes in operating assets and liabilities of $41.5 million.  In 2007, the Company's cash provided by operating activities included net income of $67.2 million, less gain on sale of assets and discontinued operations of $5.9 million, plus similar non-cash adjustments of $28.3 million, offset by corresponding changes in operating assets and liabilities of $26.4 million.  The lower operating cash flow in 2006, compared to 2005, was primarily due to higher earnings, excluding the gains on property sales in both years, that were more than offset by an increase in net operating capital related to higher sales in 2006.  In 2005, $37.2 million of cash was generated from operating activities.  Cash from operating activities included net income of $32.6 million, less gain on sale of assets of $1.6 million, plus similar non-cash adjustments of $24.2 million, offset by changes in operating assets and liabilities of $18.0 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in investing activities totaled $37.1 million in 2007, compared to $89.7 million generated in 2006.  In 2007, the Company generated net proceeds of $16.6 million from the sale of assets, including certain retained properties used by the former Coatings Business.  In 2006, the Company generated net proceeds of $10.3 million from the sale of assets.  In addition, the Company generated proceeds of $115.0 million from the sale of the Coatings Business in 2006.   Net cash used in investing activities included capital expenditures of $47.7 million in 2007, compared to $34.5 million in 2006.  In addition to capital expenditures for normal replacement and upgrades of machinery and equipment in both 2006 and 2007, the Company spent $10.8 million and $22.1 million, respectively, to enhance the capabilities of its steel fabrication plant in California to manufacture large-diameter wind towers.  Additionally, the Company acquired a Brazilian fiberglass-pipe operation in 2007 for approximately $6.0 million, plus an earn out that could total $1.5 million based on the future performance of the acquired business.  In 2006, the assets of a Mexican steel fabrication operation were acquired for approximately $1.0 million.  Net cash used in investing activities totaled $21.5 million in 2005, which consisted of $3.9 million from the sale of assets, offset by capital expenditures of $25.4 million.  During the year ending November 30, 2008, the Company anticipates spending between $30 and $80 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $16.5 million during 2007, compared to $14.0 million in 2006.  Net cash used in 2007 consisted of net payment of debt of $10.2 million, payment of Common Stock dividends of $8.2 million and treasury stock purchases of $1.6 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2007, the Company received $1.6 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.   Net cash used in 2006 consisted of net payment of debt of $16.1 million, payment of Common Stock dividends of $7.1 million and similar treasury stock purchases of $1.2 million.   In 2006, the Company received $8.0 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.5 million.  No net cash was provided by financing activities in 2005.  Cash used in 2005 consisted of payment of Common Stock dividends of $6.8 million, debt issuance costs of $.3 million, offset by net issuance of debt of $2.4 million, and a total of $4.8 million from issuance of Common Stock related to the exercise of stock options and treasury shares used to pay withholding taxes on vested restricted shares.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $157.1 million as of November 30, 2007. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At November 30, 2007, the Company maintained a consolidated leverage ratio of .83 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At November 30, 2007, qualifying tangible assets equaled 2.68 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At November 30, 2007, the Company maintained such a fixed charge coverage ratio of 3.09 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $27.3 million of retained earnings was not restricted, at November 30, 2007, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2007, the Company was in compliance with all covenants.

Cash and cash equivalents at November 30, 2007 totaled $155.4 million, an increase of $16.0 million from November 30, 2006.  At November 30, 2007, the Company had total debt outstanding of $74.6 million, compared to $82.5 million at November 30, 2006, and approximately $109.2 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2007 were $84.3 million and $81.3 million, respectively.

The Company contributed $3.0 million to the U.S. pension and $.7 million to the non-U.S. pension plans in 2007.  The Company expects to contribute approximately $3.0 million to its U.S. pension plan and $1.2 million to the non-U.S. pension plans in 2008.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2008.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at November 30, 2007 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt (a)	$74,648	$17,055	$27,784	$14,109	$15,700

Interest payments on debt (b)	13,077	2,981	4,365	2,095	3,636

Operating leases	38,455	4,289	7,665	4,574	21,927

Purchase obligations (c)	528	528	-	-	-

Total contractual obligations (d)	$126,708	$24,853	$39,814	$20,778	$41,263

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (e)	$3,123	$3,123	$-	$-	$-

Total commercial commitments (d)	$3,123	$3,123	$-	$-	$-

(a) Included in long-term debt is $3,674 outstanding under a revolving credit facility, due in 2010, supported by the Revolver.
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

RESULTS OF OPERATIONS: 2007 COMPARED WITH 2006

General

Income from continuing operations totaled $61.1 million, or $6.73 per diluted share, on sales of $631.0 million for the year ended November 30, 2007, compared to $50.1 million, or $5.64 per diluted share, on sales of $549.2 million in 2006.  All segments had higher sales, and all segments had higher profits due to generally-improved market conditions, except the Water Transmission Group.  Income from continuing operations was higher due primarily to sales growth, interest income, higher equity income and a lower effective tax rate.  Equity in earnings of TAMCO, Ameron's 50%-owned steel mini-mill in California, increased by $1.8 million in 2007, compared to 2006.

Income from discontinued operations, net of taxes, totaled $6.1 million, or $.67 per diluted share, in 2007, compared to $2.1 million, or $.24 per diluted share, in 2006.

The Fiberglass-Composite Pipe Group achieved record sales and profits in 2007 as a result of continued strong demand in the oilfield, industrial and marine piping markets worldwide.  The Infrastructure Products Group had higher sales and profits due to the strong construction sector in Hawaii, which more than offset a decline in sales and profits from the Pole Products Division.  The Water Transmission Group reported higher sales but a loss due to the timing of water pipe projects and the start-up costs and delays in the construction of a new wind tower manufacturing facility.

Sales

Sales increased $81.8 million in 2007, compared to 2006.  Sales increased due to higher demand for marine piping, the impact of foreign exchange rates on the Company’s Asian and European operations and higher demand for construction materials in Hawaii due to the continued strength in governmental and commercial construction spending.

Fiberglass-Composite Pipe's sales increased $61.1 million, or 34.6%, in 2007, compared to 2006.  Sales from operations in the U.S. increased $6.9 million in 2007 primarily due to increased demand for industrial piping, which offset a decline in demand for onshore oilfield piping.  Sales from Asian subsidiary operations increased $31.6 million in 2007, driven by activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales from European operations increased $21.3 million in 2007 due to growth in industrial, oilfield and marine markets and the impact of foreign exchange.  The Brazilian business acquired in October 2007 contributed sales of $1.3 million.  The strong demand for oilfield, industrial and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Water Transmission’s sales increased $15.3 million, or 8.7%, in 2007, compared to 2006.  The sales increase was driven by the Company’s entry into the market for large-diameter wind towers and the Group’s operation in South America which benefited from increased demand for water pipe in Colombia.  The demand for large-diameter water pipe in the western U.S. remained soft due to completion of projects and a cyclical lull in the building of new projects.  Market conditions for water pipe remain soft due to continuation of a cyclical slowdown in water infrastructure projects in the Company's markets.  However, the market for wind towers is robust.

Infrastructure Products' sales increased $7.5 million, or 3.8%, in 2007, compared to 2006.  The Company’s Hawaiian division had higher sales due to improved pricing and the continued strength of the governmental, commercial and residential construction markets on Oahu and Maui.  Pole Products was impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles.  Sales of steel poles for highway and traffic applications increased.  Although the housing market has softened, primarily impacting the demand for concrete poles, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in 2007 was $146.0 million, or 23.1% of sales, compared to $132.4 million, or 24.1% of sales, in 2006.  Gross profit increased $13.6 million due to higher sales while the gross profit margin declined due to the reduced profitability of the Water Transmission Group.

Fiberglass-Composite Pipe Group's gross profit increased $26.9 million in 2007, compared to 2006.  Profit margins improved to 36.0% in 2007, compared to 33.3% in 2006.  Higher margins resulted from improvements in product and market mix, price increases and plant utilization.  Increased sales volume and prices generated additional gross profit of $20.3 million while favorable product mix and operating efficiencies generated additional gross profit of $6.6 million in 2007.

Water Transmission Group's gross profit decreased $12.4 million in 2007, compared to 2006.  Profit margins declined to 7.3% in 2007, compared to 15.0% in 2006.  Higher sales volume increased profit by $2.3 million in 2007.  Lower margins negatively impacted gross profit by $14.7 million due to an unfavorable mix of projects, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower pipe sales and the delay in construction of the wind tower plant.

Gross profit in the Infrastructure Products Group increased $4.6 million in 2007, compared to 2006.  Profit margins improved to 25.1% in 2007, compared to 23.7% in 2006.  Increased sales volume and prices generated additional gross profit of $1.8 million, while higher margins generated additional gross profit of $2.8 million for 2007.  Higher margins resulted from price increases and operating efficiencies due to increased production levels in Hawaii.

Additionally, consolidated gross profit was $5.5 million lower in 2007 compared to the same period in 2006 due primarily to increased reserves in 2007 associated with LIFO accounting of certain steel inventories used by the Water Transmission Group.  LIFO reserves are not allocated to the operating segments.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $97.9 million, or 15.5% of sales, in 2007, compared to $94.7 million, or 17.2% of sales, in 2006.  The $3.2 million increase included higher legal fees and claims of $3.1 million, self-insurance reserves of $1.4 million, stock compensation expense of $.6 million, and commissions and administrative expense of $1.9 million associated with higher sales, offset by lower pension expense of $3.8 million primarily due to the sale of the Coatings Business and improved funding of the pension plans.  The reduction in SG&A as a percent of sales was due to spending controls and the leverage achieved from higher sales.

Other Income, Net

Other income was $6.0 million in 2007, compared to $11.4 million in 2006.  The decrease in other income in 2007 was due primarily to a $9.0 million gain from the sale of property in Brea, California in 2006.  Other income also included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.

Interest

Net interest income totaled $1.9 million in 2007, compared to net interest expense of $1.7 million in 2006.  Net interest income was due to higher interest income from short-term investments, lower average outstanding debt and less higher-rate, fixed-rate debt than in 2006.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes decreased to $10.4 million in 2007, from $10.9 million in 2006.  The effective tax rate on income from continuing operations decreased to 18.5% in 2007, from 23.0% in 2006. The effective tax in 2007 was reduced by tax benefits of $5.3 million associated with the decision to dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax in 2006 was reduced by tax benefits of $7.2 million primarily as a result of settlements of the 1996 – 1998 and 1999 – 2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  For both 2006 and 2007, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  In 2007, the Company released $3.2 million of valuation allowance related to this subsidiary due to profitability in 2007 and a change in projected profitability in the future.  During the fourth quarter of 2007, the Company recognized a charge to income from continuing operations of approximately $1.2 million primarily related to an additional valuation allowance for deferred tax assets associated with the Company’s subsidiary in the Netherlands. This charge represents a correction, rather than a change in estimate, of amounts recorded in prior period financial statements.  Management believes this to be immaterial to prior interim and annual financial statements.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron’s share of the net income of TAMCO, increased to $15.4 million in 2007, compared to $13.6 million in 2006.  Ameron owns 50% of TAMCO, a mini-mill that produces steel rebar for the construction industry in the western U.S.  Equity income is shown net of income taxes.  Dividends from TAMCO were taxed at an effective rate of 9.6%, reflecting the dividend exclusion provided to the Company under current tax laws.  The improvement in TAMCO’s earnings was due to increased demand for steel rebar and higher selling prices, reflecting the continued strong construction market and the high price of steel worldwide.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations totaled $6.1 million in 2007, compared to $2.1 million, in 2006.  In 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5.3 million.  In 2007, the Company recognized a net gain of $.1 million from the final settlement of the sale of the Coatings Business.  In addition, the Company recognized $.2 million of research and development tax credits related to the retroactive application of tax legislation enacted in December 2006 and $.6 million of net tax benefit due to an adjustment in tax expense related to the gain on sale of the business.  This benefit represented a correction, rather than a change in estimate, of amounts recorded in prior period financial statements.  Management believes this to be immaterial to prior interim and annual financial statements.  In 2006, the Company completed the sale of the Coatings Business, subject to final settlement of certain disputed items which were resolved in 2007, and recognized a pretax gain of $.9 million.  Provision for income taxes related to the gain was $1.0 million, which resulted in a net loss on the sale of $.2 million in 2006.  Income from discontinued operations before the loss on the sale of the Coatings Business, net of taxes, totaled $2.3 million for the year ended November 30, 2006.  The Coatings Business generated $152.2 million of net sales in 2006.
.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS: 2006 COMPARED WITH 2005

General

Income from continuing operations totaled $50.1 million, or $5.64 per diluted share, on sales of $549.2 million in the year ended November 30, 2006, compared to $29.5 million, or $3.44 per diluted share, on sales of $494.8 million for the same period in 2005.  All segments had significantly higher sales and profits, except the Water Transmission Group, due to generally-improved market conditions.  Income from continuing operations was higher due primarily to sales growth, the gain from the sale of the Brea property, lower interest, higher equity income and a lower effective tax rate.  Equity in earnings of TAMCO, Ameron's 50%-owned steel venture in California, increased by $4.5 million, compared to the same period in 2005.

Income from discontinued operations, net of taxes, totaled $2.1 million, or $.24 per diluted share, in 2006, compared to $3.1 million, or $.36 per diluted share, in 2005.  During the third quarter of 2006, the Company completed the sale of its Coatings Business and recognized a pretax gain of $.9 million.  The Coatings Business generated sales of $152.2 million and $209.8 million in 2006 and 2005, respectively.

The Fiberglass-Composite Pipe Group achieved record sales and profits in 2006 as a result of the increased demand for oilfield piping in North America, continued strong demand in the marine market worldwide and increased shipments to the Middle East from the Company’s Asian subsidiary operations.  The Infrastructure Products Group had significantly higher sales and profits due to the strong construction sector in Hawaii and throughout the U.S.  The Water Transmission Group reported lower sales and profits due to a cyclical slowdown in the market and a major piping project in Northern California that was completed in early 2006.

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

Water Transmission Group's gross profit decreased $20.1 million in 2006, compared to 2005.  Profit margins declined to 15.0% for 2006, compared to 24.1% in 2005.  Lower sales volume reduced profit by $4.3 million in 2006.  Water Transmission Group's gross profit decreased $20.1 million in 2006, compared to 2005.  Profit margins declined to 15.0% for 2006, compared to 24.1% in 2005.  Lower sales volume reduced profit by $4.3 million in 2006.  Lower margins negatively impacted gross profit by $15.8 million due to an unfavorable mix of projects, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower sales.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross profit in the Infrastructure Products Group increased $10.5 million in 2006, compared to 2005.  Profit margins improved to 23.7% for 2006, compared to 21.6% in 2005.  Increased sales volume generated additional gross profit of $6.3 million, while higher margins generated additional gross profit of $4.2 million in 2006.  Higher margins resulted from price increases and operating efficiencies due to increased production levels.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $94.7 million, or 17.2% of sales, in 2006, compared to $90.3 million, or 18.2% of sales, in 2005.  The $4.4 million increase included higher incentive and stock compensation expense of $4.9 million, higher employee benefit costs of $1.4 million, and higher commission and administrative expense of $7.5 million associated with higher sales, offset by higher legal fees and settlement costs of $6.8 million and self-insurance expense of $2.6 million in 2005.

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

Provision for Income Taxes

Income taxes decreased to $10.9 million in 2006 from $11.0 million in 2005.  The effective tax rate on income from continuing operations decreased to 23% in 2006 from 35% for the same period in 2005. The effective tax in 2006 was lower than the tax at the statutory rate, with the difference of $7.2 million due to settlement of the 1996-1998 and 1999-2002 IRS examinations, final approval of the Company's 1998-2000 research and development credit refund claims, and settlements with other foreign and local jurisdictions.  Also, the rate in 2005 was higher as a result of the one-time repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron’s share of the results of TAMCO, increased to $13.6 million in 2006, compared to $9.0 million in 2005.  Dividends from TAMCO were taxed at an effective rate of 11.3% and 10.4%, respectively, in 2006 and 2005, reflecting the dividend exclusion provided to the Company under current tax laws.  The improvement in TAMCO’s earnings was due to increased demand for steel rebar and higher selling prices, reflecting the continued strong construction market and the high prices of steel worldwide.

Income from Discontinued Operations, Net of Taxes

During the third quarter of 2006, the Company completed the sale of the Coatings Business and recognized a pretax gain of $.9 million.  Provision for income taxes related to the gain was $1.0 million, which resulted in a net loss of $.2 million in 2006.  Income from discontinued operations before the loss on the sale of the Coatings Business, net of taxes, totaled $2.3 million in 2006, compared to $3.1 million in 2005.  The Coatings Business generated $152.2 million and $209.8 million in net sales in 2006 and 2005, respectively.

OFF-BALANCE SHEET FINANCING

The Company does not have any off-balance sheet financing, other than listed in the Liquidity and Capital Resources section herein. All of the Company's subsidiaries are included in the financial statements, and the Company does not have relationships with any special purpose entities.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statements of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2007, the Company was a defendant in asbestos-related cases involving 60 claimants, compared to 145 claimants as of November 30, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the year ended November 30, 2007, there were new claims involving 19 claimants, dismissals and/or settlements involving 104 claimants and no judgments.  Net costs and expenses incurred by the Company for the year ended November 30, 2007 in connection with asbestos-related claims were approximately $.2 million.

As of November 30, 2006, the Company was one of numerous defendants in various silica-related personal injury lawsuits involving seven claimants.  As of November 30, 2007, the Company was no longer a defendant in any silica-related cases.  No net costs and expenses were incurred by the Company for the year ended November 30, 2007 in connection with silica-related claims.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 is effective for the first quarter of the Company’s 2008 fiscal year and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures.  SFAS No. 157 will be effective for the first quarter of the year ending November 30, 2008.  The Company is evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions of SFAS No. 158 in fiscal year 2007. See Note (16) of the Notes to Consolidated Financial Statements, under Part II, Item 8, for information regarding the impact of adopting the recognition provisions of SFAS No. 158. The Company has not yet adopted the measurement provisions which are not effective until fiscal 2009.  The Company is evaluating whether the adoption of the measurement provision of SFAS No. 158 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106.  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is evaluating whether the adoption of EITF Issue No. 06-4 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for the year ending November 30, 2008.  The Company is evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies. The Company does not use the contracts for speculative or trading purposes. At November 30, 2007, the Company had 12 foreign currency forward contracts expiring at various dates through February 2008, with an aggregate notional value of $6.3 million and fair value of $6.3 million. Such instruments are carried at fair value, with related adjustments recorded in other income.

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

At November 30, 2007, the estimated fair value of notes payable by the Company totaling $20.0 million, with a fixed rate of 5.36% per annum, was $20.1 million. The Company is required to repay these notes in annual installments of $10.0 million in 2008 and 2009.  At November 30, 2007, the estimated fair value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $35.3 million, with a fixed rate of 4.25% per annum, was $35.3 million.  These notes must be repaid in installments of approximately $7.1 million per year beginning in 2008.  The Company had $7.2 million of variable-rate industrial development bonds payable at a rate of 3.81% per annum at November 30, 2007, payable in 2016. The Company also had $8.5 million of variable-rate industrial development bonds payable at a rate of 3.81% per annum at November 30, 2007, payable in 2021. The industrial revenue bonds are supported by the Revolver.  The Company borrowed $3.7 million under various foreign short-term bank facilities that are supported by the Revolver, which permits borrowings up to $100.0 million through September 2010. The average interest rate of such borrowings by foreign subsidiaries was 13.51% per annum at November 30, 2007.

							Total Outstanding
							As of November 30, 2007
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Value	Value
Liabilities
Long-term debt:
Fixed-rate secured notes, payable in US$	$10,000	$10,000	$-	$-	$-	$-	$20,000	$20,114
Average interest rate	5.36%	5.36%	-	-	-	-	5.36%

Fixed-rate secured notes, payable in Singapore dollars	7,055	7,055	7,055	7,055	7,054	-	35,274	35,330
Average interest rate	4.25%	4.25%	4.25%	4.25%	4.25%	-	4.25%

Variable-rate bank revolving credit facilities, payable in local currencies	-	-	3,674	-	-	-	3,674	3,674
Average interest rate	-	-	13.51%	-	-	-	13.51%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	3.81%	3.81%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	3.81%	3.81%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME
	Year ended November 30,

(Dollars in thousands, except per share data)	2007	2006	2005
Sales	$631,010	$549,180	$494,767
Cost of sales	(484,981)	(416,791)	(369,557)
Gross profit	146,029	132,389	125,210

Selling, general and administrative expenses	(97,870)	(94,689)	(90,283)
Other income, net	6,030	11,397	2,137
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	54,189	49,097	37,064
Interest income/(expense), net	1,927	(1,682)	(5,520)
Income from continuing operations before income taxes and equity in earnings of joint venture	56,116	47,415	31,544
Provision for income taxes	(10,359)	(10,905)	(11,040)
Income from continuing operations before equity in earnings of joint venture	45,757	36,510	20,504
Equity in earnings of joint venture, net of taxes	15,383	13,550	9,005
Income from continuing operations	61,140	50,060	29,509
Income from discontinued operations, net of taxes	6,099	2,140	3,101
Net income	$67,239	$52,200	$32,610

Basic earnings per share:
Income from continuing operations	$6.77	$5.73	$3.51
Income from discontinued operations, net of taxes	.68	.25	.37
Net income	$7.45	$5.98	$3.88

Diluted earnings per share:
Income from continuing operations	$6.73	$5.64	$3.44
Income from discontinued operations, net of taxes	.67	.24	.36
Net income	$7.40	$5.88	$3.80

Weighted-average shares (basic)	9,029,487	8,731,839	8,410,563
Weighted-average shares (diluted)	9,090,846	8,871,695	8,579,194

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS

	As of November 30,

(Dollars in thousands, except per share data)	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$155,433	$139,479
Receivables, less allowances of $6,235 in 2007 and $4,912 in 2006	185,335	160,173
Inventories	97,717	77,134
Deferred income taxes	22,446	23,861
Prepaid expenses and other current assets	12,100	15,921

Total current assets	473,031	416,568

Investments in joint ventures
Equity method	14,677	14,501
Cost method	3,784	3,784

Property, plant and equipment
Land	35,860	33,327
Buildings	75,245	57,434
Machinery and equipment	292,563	261,538
Construction in progress	24,655	20,657

Total property, plant and equipment at cost	428,323	372,956
Accumulated depreciation	(254,592)	(238,486)

Total property, plant and equipment, net	173,731	134,470
Deferred income taxes	4,202	-
Intangible assets, net of accumulated amortization of $1,130 in 2007 and $3,017 in 2006	2,243	2,143
Other assets	34,144	44,885

Total assets	$705,812	$616,351

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

	As of November 30,

(Dollars in thousands, except per share data)	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,055	$10,000
Trade payables	45,216	45,650
Accrued liabilities	84,436	68,970
Income taxes payable	11,985	11,481

Total current liabilities	158,692	136,101

Long-term debt, less current portion	57,593	72,525
Other long-term liabilities	44,154	44,500

Total liabilities	260,439	253,126

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,138,563 shares in 2007 and 9,075,094 shares in 2006, net of treasury shares	29,623	29,431
Additional paid-in capital	46,675	39,500
Retained earnings	430,925	371,894
Accumulated other comprehensive loss	(9,870)	(27,232)
Treasury Stock (2,710,479 shares in 2007 and 2,697,148 shares in 2006)	(51,980)	(50,368)

Total stockholders' equity	445,373	363,225

Total liabilities and stockholders' equity	$705,812	$616,351

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Common Stock					Accumulated
			Additional	Unearned		Other
	Shares		Paid-in	Restricted	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Stock	Earnings	Loss	Stock	Total
Balance, November 30, 2004	8,431,471	$27,745	$21,903	$(2,300)	$301,013	$(20,420)	$(48,774)	$279,167
Net Income - 2005	-	-	-	-	32,610	-	-	32,610
Exercise of stock options	239,318	599	4,701	-	-	-	-	5,300
Foreign currency translation adjustment	-	-	-	-	-	(10,329)	-	(10,329)
Minimum pension liability adjustment, net of tax	-	-	-	-	-	(5,209)	-	(5,209)
Comprehensive income from joint venture	-	-	-	-	-	(366)	-	(366)
Cash dividends on Common Stock	-	-	-	-	(6,828)	-	-	(6,828)
Stock compensation expense	-	-	899	-	-	-	-	899
Issuance of restricted stock	42,500	106	1,433	(1,539)	-	-	-	-
Restricted stock compensation expense	-	-	-	1,755	-	-	-	1,755
Treasury stock purchase	(15,141)	-	-	-	-	-	(501)	(501)
Balance, November 30, 2005	8,698,148	28,450	28,936	(2,084)	326,795	(36,324)	(49,275)	296,498
Net Income - 2006	-	-	-	-	52,200	-	-	52,200
Exercise of stock options	347,283	853	7,032	-	-	-	109	7,994
Foreign currency translation adjustment	-	-	-	-	-	2,330	-	2,330
Minimum pension liability adjustment, net of tax	-	-	-	-	-	6,314	-	6,314
Comprehensive income from joint venture	-	-	-	-	-	448	-	448
Cash dividends on Common Stock	-	-	-	-	(7,101)	-	-	(7,101)
Stock compensation expense	-	-	151	-	-	-	-	151
Issuance of restricted stock	51,000	128	(128)	-	-	-	-	-
Excess Tax Benefit related to stock-based compensation	-	-	2,469	-	-	-	-	2,469
Restricted stock compensation expense	-	-	3,124	-	-	-	-	3,124
Treasury stock purchase	(21,337)	-	-	-	-	-	(1,202)	(1,202)
Reclassification of unearned restricted stock under SFAS No. 123(R)	-	-	(2,084)	2,084	-	-	-	-
Balance, November 30, 2006	9,075,094	29,431	39,500	-	371,894	(27,232)	(50,368)	363,225
Net Income - 2007	-	-	-	-	67,239	-	-	67,239
Exercise of stock options	49,125	106	1,456	-	-	-	-	1,562
Foreign currency translation adjustment	-	-	-	-	-	8,210	-	8,210
Minimum pension liability adjustment, net of tax	-	-	-	-	-	15,237	-	15,237
Adjustment for initial adoption of SFAS No. 158, net of tax	-	-	-	-	-	(6,035)	-	(6,035)
Comprehensive income from joint venture	-	-	-	-	-	(50)	-	(50)
Cash dividends on Common Stock	-	-	-	-	(8,208)	-	-	(8,208)
Stock compensation expense	-	-	103	-	-	-	-	103
Issuance of restricted stock	34,550	86	(86)	-	-	-	-	-
Excess Tax Benefit related to stock-based compensation	-	-	1,955	-	-	-	-	1,955
Restricted stock compensation expense	-	-	3,747	-	-	-	-	3,747
Treasury stock purchase	(20,206)	-	-	-	-	-	(1,612)	(1,612)
Balance, November 30, 2007	9,138,563	$29,623	$46,675	$-	$430,925	$(9,870)	$(51,980)	$445,373

Table of Contents             The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended November 30,
(In thousands)	2007	2006	2005

Net income	$67,239	$52,200	$32,610
Foreign currency translation adjustment	8,210	2,330	(10,329)
Minimum pension liability adjustment, net of tax	15,237	6,314	(5,209)
Comprehensive income/(loss) from joint venture	(50)	448	(366)
Comprehensive income	$90,636	$61,292	$16,706

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended November 30,
(In thousands)	2007	2006	2005
OPERATING ACTIVITIES
Net income	$67,239	$52,200	$32,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,993	17,270	18,718
Amortization	41	170	206
Provision/(benefit) for deferred income taxes	7,016	(5,631)	701
Net earnings in excess of distributions from joint ventures	(227)	(276)	1,901
Loss/(gain) from sale of property, plant and equipment	17	(8,864)	(1,634)
(Gain)/loss from sale of discontinued operations	(5,943)	157	-
Stock compensation expense	3,850	3,275	2,654
Non-cash write-down of assets	643	-	-
Changes in operating assets and liabilities:
Receivables, net	(21,747)	(23,284)	(23,649)
Inventories	(19,200)	(25,906)	(10,624)
Prepaid expenses and other current assets	3,847	(5,890)	(884)
Other assets	(440)	6,323	1,894
Trade payables	(1,626)	6,937	6,686
Accrued liabilities and income taxes payable	14,024	22,330	3,660
Other long-term liabilities	(1,284)	(21,968)	4,945
Net cash provided by operating activities	63,203	16,843	37,184
INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	288	10,253	3,855
Proceeds from sale of discontinued operations	16,319	115,000	-
Acquisitions	(5,977)	(989)	-
Additions to property, plant and equipment	(47,697)	(34,530)	(25,371)
Net cash (used in)/provided by investing activities	(37,067)	89,734	(21,516)
FINANCING ACTIVITIES
Net change in short-term borrowings	-	(8,333)	-
Issuance of debt	2,483	3,279	59,424
Repayment of debt	(12,708)	(11,069)	(57,073)
Debt issuance costs	-	-	(322)
Dividends on Common Stock	(8,208)	(7,101)	(6,828)
Issuance of Common Stock	1,562	7,994	5,300
Excess tax benefits related to stock-based compensation	1,955	2,469	-
Purchase of treasury stock	(1,612)	(1,202)	(501)
Net cash used in financing activities	(16,528)	(13,963)	-

Effect of exchange rate changes on cash and cash equivalents	6,346	2,194	(1,121)
Net change in cash and cash equivalents	15,954	94,808	14,547
Cash and cash equivalents at beginning of year	139,479	44,671	30,124

Cash and cash equivalents at end of year	$155,433	$139,479	$44,671

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

Reclassifications

Certain prior-year balances have been reclassified to conform with the current-year presentation.

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were approximately $5,724,000 in 2007, $5,790,000 in 2006, and $4,567,000 in 2005.

Environmental Clean-up Costs

The Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations on a site-by-site basis.  Liabilities and costs associated with these matters, as well as other pending litigation and asserted claims arising in the ordinary course of business, require estimates of future costs and judgments based on the knowledge and experience of management and the Company’s legal counsel.  When the Company's exposures can be reasonably estimated and are probable, liabilities and expenses are recorded.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net Income Per Share

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method as follows:

(In thousands, except per share data)	2007	2006	2005
Numerator:
Income from continuing operations	$61,140	$50,060	$29,509
Income from discontinued operations, net of taxes	6,099	2,140	3,101
Net income	$67,239	$52,200	$32,610

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,029,487	8,731,839	8,410,563

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,029,487	8,731,839	8,410,563
Dilutive effect of stock options and restricted stock	61,359	139,856	168,631
Weighted-average shares outstanding, diluted	9,090,846	8,871,695	8,579,194

Basic net income per share:
Income from continuing operations	$6.77	$5.73	$3.51
Income from discontinued operations, net of taxes	.68	.25	.37
Net income	$7.45	$5.98	$3.88

Diluted net income per share:
Income from continuing operations	$6.73	$5.64	$3.44
Income from discontinued operations, net of taxes	.67	.24	.36
Net income	$7.40	$5.88	$3.80

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

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks.  The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.  As of November 30, 2007 and 2006, the Company had foreign currency forward contracts with an aggregate notional value of $6,299,000 and $1,803,000, and fair value of $6,301,000 and $1,794,000, respectively.  The Company does not apply hedge accounting for these derivative financial instruments.  These derivatives are not designated as hedges.  Net changes in fair values of the underlying instruments are recognized in earnings.

Fair Value of Financial Instruments

The fair value of financial instruments, other than long-term debt or derivatives, approximates the carrying value because of the short-term nature of such instruments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Stock-Based Compensation

Prior to December 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its various stock compensation plans.  Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments, using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements as described in Note (13).  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted.

Other Comprehensive Loss

The components of accumulated other comprehensive loss (net of tax, except for foreign currency translation) at November 30, were as follows:

(In thousands)	2007	2006
Foreign currency translation adjustment	$8,128	$(82)
Comprehensive loss from TAMCO	(1,146)	(1,096)
Unrecognized pension and postretirement expense	(6,035)	-
Minimum pension liability adjustment	(10,817)	(26,054)
Accumulated other comprehensive loss	$(9,870)	$(27,232)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 is effective for the first quarter of the Company’s 2008 fiscal year and is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures.  SFAS No. 157 will be effective for the first quarter of the year ending November 30, 2008.  The Company is evaluating whether the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions of SFAS 158 in fiscal year 2007. See Note (16) for information regarding the impact of adopting the recognition provisions of SFAS No. 158.  The Company has not yet adopted the measurement provisions which are not effective until fiscal year 2009.  The Company is evaluating whether the adoption of the measurement provision of SFAS No. 158 will have a material effect on its consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106.  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is evaluating whether the adoption of EITF Issue No. 06-4 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 seeks to improve the overall quality of financial reporting by providing companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 will be effective for the year ending November 30, 2008.  The Company is evaluating whether the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

Supplemental Cash Flow Information

(In thousands)	2007	2006	2005
Interest paid	$3,996	$4,891	$5,863
Income taxes paid	18,687	9,663	18,244

Business Acquisitions

In October 2007, the Company acquired Polyplaster, Ltda. (“Polyplaster”) for $5,977,000 plus an earn out that could total $1,500,000 based on the future performance of the acquired business.  The purchase price was assigned primarily to property, plant and equipment, and inventory.  Results of operations would not have been significantly different had the acquisition been completed at the beginning of periods presented.  Polyplaster is a fiberglass-pipe manufacturer located in Betim, Brazil, near the city of Belo Horizonte which supplies polyester, fiberglass-pipe systems to the water, wastewater and industrial markets.  This acquisition expands the Company’s operations in South America.  In 2006, the Company acquired Tubos Y Activos (“Tubos”), a steel fabrication operation located in Mexicali, Mexico, for $989,000.  Polyplaster is included in the Fiberglass-Composite Pipe Group; Tubos is included in the Water Transmission Group.

NOTE 2 - DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG") for $115,000,000 in cash upon the closing, plus post-closing adjustments of $13,663,000, not including interest.  In 2006, the Company recognized a pretax gain of $862,000 subject to the final purchase price adjustment.  Provision for income tax related to the gain was $1,019,000 which resulted in a net loss of $157,000.

During 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5,251,000.  In 2007, the Company also recognized a net gain of $107,000 resulting from the final settlement with PPG.  In addition, the Company recognized $156,000 of research and development tax credits related to the Coatings Business in 2007.  The 2007 tax credit was due to the retroactive application of tax legislation enacted in 2007.  During the fourth quarter of 2007, the Company recognized a net tax benefit of $585,000 due to an adjustment in tax expense related to the gain on the sale of the Coatings Business.  This benefit represented a correction, rather than a change in estimate, of amounts recorded in prior period financial statements.  Management believes this to be immaterial to prior interim and annual financial statements.

The results of operations for the discontinued business were as follows for the year ended November 30:

(In thousands)	2007	2006	2005
Revenue from discontinued operations	$-	$152,190	$209,807

Income from discontinued operations before disposal, before income taxes	$-	$5,308	$6,531
Income taxes on income from discontinued operations	156	(3,011)	(3,430)
Income from discontinued operations before disposal, net of taxes	156	2,297	3,101

Gain from sale of discontinued operations, before income taxes	5,358	862	-
Income taxes on gain from sale of discontinued operations	585	(1,019)	-
Gain/(loss) on sale of discontinued operations, net of taxes	5,943	(157)	-
Income from discontinued operations, net of taxes	$6,099	$2,140	$3,101

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The income taxes on gain from sale of discontinued operations in 2006 reflects the allocation of sale proceeds to various taxing jurisdictions, which resulted in certain tax losses without tax benefits.  Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation.  Prior period balance sheets and cash flow statements have not been adjusted.

NOTE 3 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2007	2006	2005
Dividends from joint ventures-cost method	$2,451	$-	$1,300
Royalties, fees and other income	751	887	602
(Loss)/gain on sale of property, plant and equipment	(17)	8,837	(220)
Foreign currency (loss)/gain	(116)	(1,089)	520
Other	2,961	2,762	(65)
	$6,030	$11,397	$2,137

NOTE 4 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2007	2006
Trade	$156,562	$124,308
Joint ventures	2,714	9,478
Other	32,294	31,299
Allowances	(6,235)	(4,912)
	$185,335	$160,173

The Company’s provision for bad debts was $3,248,000 in 2007, $1,351,000 in 2006, and $2,502,000 in 2005.  Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $45,578,000 and $32,278,000 at November 30, 2007 and 2006, respectively.

NOTE 5 - INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2007	2006
Finished products	$41,580	$30,802
Materials and supplies	28,246	22,224
Products in process	27,891	24,108
	$97,717	$77,134

Certain steel inventories are valued using the LIFO method.  Inventories valued using the LIFO method comprised 17.5% and 24.1% of consolidated inventories at November 30, 2007 and 2006, respectively.  If inventories valued using the LIFO method had been valued using the FIFO method, total inventories would have increased by $9,749,000 and $6,085,000 at November 30, 2007 and 2006, respectively.  The increase in LIFO reserve for 2007 was due to increases in steel prices and steel inventories within the Water Transmission Group.

NOTE 6 - JOINT VENTURES

Investments, advances and equity in undistributed earnings of joint ventures were as follows at November 30:

(In thousands)	2007	2006
Investment--equity method	$14,677	$14,501
Investments--cost method	3,784	3,784
	$18,461	$18,285

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's ownership of joint ventures is summarized below:

		Ownership
Products	Joint Ventures	Interest
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%
Steel products	TAMCO	50%

Investments in joint ventures and the amount of undistributed earnings were as follows:

	Fiberglass	Concrete	Steel
(In thousands)	Pipe	Pipe	Products	Total
Cost	$3,784	$-	$8,482	$12,266
Accumulated comprehensive loss from joint venture	-	-	(1,146)	(1,146)
Accumulated equity in undistributed earnings	-	-	7,341	7,341

Investment, November 30, 2007	$3,784	$-	$14,677	$18,461

2007 Dividends	$2,451	$-	$16,792	$19,243

Cost	$3,784	$-	$8,482	$12,266
Accumulated comprehensive loss from joint venture	-	-	(1,096)	(1,096)
Accumulated equity in undistributed earnings	-	-	7,115	7,115

Investment, November 30, 2006	$3,784	$-	$14,501	$18,285

2006 Dividends	$-	$-	$15,004	$15,004

The Company provides for income taxes on the undistributed earnings of its joint ventures to the extent such earnings are included in the consolidated statements of income.

The investment in TAMCO was recorded based on audited financial statements as of November 30, 2007.  Condensed financial data of TAMCO, an investment which is accounted for under the equity method, were as follows:

Financial Condition (at November 30,)

(In thousands)	2007	2006
Current assets	$80,167	$64,766
Noncurrent assets	40,215	34,189
	$120,382	$98,955

Current liabilities	$67,147	$46,434
Noncurrent liabilities	8,140	7,780
Stockholders' equity	45,095	44,741
	$120,382	$98,955

Results of Operations (year ended November 30,)

(In thousands)	2007	2006	2005
Net sales	$268,208	$273,036	$252,435
Gross profit	66,494	61,336	42,188
Net income	34,037	30,559	20,391

The Company recognized $1,146,000 and $1,096,000 in accumulated other comprehensive loss at November 30, 2007 and 2006, respectively, which represents its proportionate share of TAMCO’s accumulated other comprehensive loss.

Sales to joint ventures totaled $3,873,000 in 2007, $5,888,000 in 2006, and $1,524,000 in 2005.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 7 - OTHER ASSETS

Other assets were as follows at November 30:

(In thousands)	2007	2006
Cash surrender value of insurance policies	$25,294	$24,828
Assets held for sale	3,599	14,737
Other	5,251	5,320
	$34,144	$44,885

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:

(In thousands)	2007	2006
Self insurance reserves	$29,877	$30,088
Compensation and benefits	22,843	21,331
Deferred Income	13,759	475
Product warranties and guarantees	3,590	3,146
Taxes (other than income taxes)	3,363	1,382
Reserves for pending claims and litigation	2,331	1,231
Commissions and royalties	1,866	6,562
Interest	172	153
Other	6,635	4,602
	$84,436	$68,970

The Company's product warranty accrual reflects management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently-available information.  Changes in the product warranty accrual for the year ended November 30 were as follows:

(In thousands)	2007	2006
Balance, beginning of period	$3,146	$4,026
Payments	(2,594)	(1,680)
Warranty adjustment related to discontinued operations	130	(1,675)
Warranties issued during the period	2,908	2,475
Balance, end of period	$3,590	$3,146

NOTE 9 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:

(In thousands)	2007	2006
Accrued pension cost	$23,345	$35,827
Deferred income tax liabilities	15,740	785
Compensation and benefits	3,336	4,618
Deferred income	-	3,167
Other	1,733	103
	$44,154	$44,500

Accrued pension cost at November 30, 2006 has been revised from $54,140,000 to $35,827,000 to properly record the accrued pension cost net of prepaid pension cost of $18,313,000 that was previously included as other assets.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 10 - INCOME TAXES

The provision for income taxes included the following for the year ended November 30:

(In thousands)	2007	2006	2005
Current
Federal	$(2,678)	$14,615	$2,260
Foreign	7,413	5,364	3,449
State	(1,392)	3,459	797
	$3,343	$23,438	$6,506

Deferred
Federal	$10,646	$(10,309)	$3,573
Foreign	(5,078)	(386)	173
State	1,448	(1,838)	788
	7,016	(12,533)	4,534
	$10,359	$10,905	$11,040

Deferred income tax assets/(liabilities) were comprised of the following as of November 30:

(In thousands)	2007	2006
Current deferred income taxes
Self-insurance and claims reserves	$10,572	$15,142
Inventories	5,541	4,998
Employee benefits	4,406	5,631
Accounts receivable	1,731	1,097
Valuation allowances	(2,641)	(3,708)
Other	2,837	701

Net current deferred income tax assets	22,446	23,861

Noncurrent deferred income taxes
Net operating loss carry-overs	12,597	17,138
Pension benefit costs	6,134	12,854
Employee benefits	1,661	831
Investments	(227)	3,234
Valuation allowances	(12,969)	(18,193)
Property, plant and equipment	(17,277)	(16,341)
Other	(1,457)	(308)

Net noncurrent deferred income tax liabilities	(11,538)	(785)

Net deferred income tax assets	$10,908	$23,076

As of November 30, 2007, the Company had foreign net operating loss carry-overs of approximately $46,100,000. A full valuation allowance has been provided against these net operating losses except for $18,300,000 of net operating losses generated by its subsidiary in the Netherlands, which has shown recent profitability. The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit.  The net valuation allowance decreased by $6,291,000 in 2007, compared to 2006.  This net decrease included a $7,782,000 decrease in the valuation allowance for foreign net operating loss carry-overs and other foreign deferred tax assets for which no benefit has been recognized.  Included in this decrease was a release of $3,200,000 of valuation allowance related to the Company’s subsidiary in the Netherlands due to profitability in 2007 and a change in projected profitability in the future.  The decrease was offset by a net increase in the valuation allowance related to executive compensation deductions.  During the fourth quarter of 2007, the Company recognized a charge to income from continuing operations of approximately $1,200,000 primarily related to an additional valuation allowance for deferred tax assets associated with the Company’s subsidiary in the Netherlands.  This charge represents a correction, rather than a change in estimate, of amounts recorded in prior period financial statements.  Management believes this to be immaterial to prior interim and annual financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The tax provision represents effective tax rates of 18.5%, 23.0% and 35.0% of income before income taxes for the years ended November 30, 2007, 2006 and 2005, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35.0% is as follows for the year ended November 30:

(In thousands)	2007	2006	2005
Domestic pretax income	$6,721	$30,036	$19,532
Foreign pretax income	49,395	17,379	12,012
	$56,116	$47,415	$31,544
Taxes at federal statutory rate	$19,641	$16,596	$11,040
State taxes, net of federal tax benefit	(293)	1,053	942
Foreign earnings taxed at different rates, including withholding taxes	(4,782)	1,264	(484)
Percentage depletion	(618)	(558)	(449)
Non-deductible compensation	2,612	1,702	693
Research and development credits	(449)	(28)	(329)
Section 199 deduction	(262)	(490)	-
Settlement of tax examinations	(1,285)	(7,233)	-
Repatriation of foreign earnings under the AJCA	-	-	1,077
Investment write-off	(4,723)	-	-
Other, net	518	(1,401)	(1,450)
	$10,359	$10,905	$11,040

The Company files tax returns in numerous jurisdictions and is subject to audit in these jurisdictions.  During the year ended November 30, 2007, the Company was not under federal audit; and the statute of limitations for 2003 expired.  The statute is still open for 2004 and forward.  In December 2007, the Internal Revenue Service began an examination of the Company’s 2005-2006 federal income tax returns.  No assessments have been issued.  Although it cannot predict with certainty the ultimate outcome of this examination, the Company believes it has adequately provided for any potential liabilities that may result.

In 2006, the Internal Revenue Service (“IRS”) finalized its examination of the Company’s 1996 through 1998 federal income tax returns as well as its returns for 1999 through 2002.  The results of these examinations, which included a concurrent review of the Company’s claims for research and development credits for tax years 1998-2000, are reflected in the financial statements.  In addition, the financial statements reflect settlements with other local and foreign jurisdictions.  The net impact to the Company’s financial statements as a result of these federal, foreign and local jurisdiction settlements was a reduction of approximately $7,200,000 in income taxes payable.

In November 2005, the Company repatriated approximately $36,000,000 of earnings from three of its foreign subsidiaries under the provisions of the 2004 American Jobs Creation Act ("AJCA").  The AJCA created a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  In November 2006, the Company repatriated approximately $13,000,000 of earnings from its subsidiary in New Zealand with funds generated by this subsidiary’s portion of the sale of the Coatings Business.

The Company intends to permanently reinvest the remaining unrepatriated foreign earnings.  The cumulative amount of undistributed earnings of foreign subsidiaries was $98,000,000 at November 30, 2007.  The Company has provided no deferred taxes on the earnings; and the additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.

NOTE 11 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2007 and at November 30, 2006.  At November 30, 2007, the equivalent of $15,411,000 was available under short-term credit lines.

Domestically, as of November 30, 2007, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver").  At November 30, 2007, $19,115,000 of the Revolver was utilized for standby letters of credit; therefore, $80,885,000 was available.  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks.  Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates.  Short-term lines permit borrowings up to $16,500,000.  At November 30, 2007, $3,674,000 was borrowed under these facilities.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company intends for short-term borrowing under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeds such short-term borrowing at November 30, 2007.  Accordingly, amounts due under these bank facilities have been classified as long-term debt and are considered payable when the Revolver is due.

Long-term debt consisted of the following as of November 30:

(In thousands)	2007	2006
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$20,000	$30,000
4.25%, payable in Singapore Dollars, in annual principal installments of $7,055	35,274	33,173
Variable-rate industrial development bonds:
payable in 2016 (3.81% at November 30, 2007)	7,200	7,200
payable in 2021 (3.81% at November 30, 2007)	8,500	8,500
Variable-rate bank revolving credit facility (13.51% at November 30, 2007)	3,674	3,652
	74,648	82,525
Less current portion	(17,055)	(10,000)
	$57,593	$72,525

Future maturities of long-term debt were as follows as of November 30, 2007:

	Year ending
(In thousands)	November 30,	Amount
	2008	$17,055
	2009	17,055
	2010	10,729
	2011	7,055
	2012	7,054
	Thereafter	15,700
		$74,648

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $157.1 million as of November 30, 2007. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At November 30, 2007, the Company maintained a consolidated leverage ratio of .83 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At November 30, 2007, qualifying tangible assets equaled 2.68 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At November 30, 2007, the Company maintained such a fixed charge coverage ratio of 3.09 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $27.3 million of retained earnings was not restricted, at November 30, 2007, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2007, the Company was in compliance with all covenants.

The Revolver, the 5.36% term notes and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of ..20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be secured equally and ratably as long as such other debt shall be secured.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2007	2006	2005
Interest income	$5,161	$2,899	$259
Interest expense	(3,234)	(4,581)	(5,779)
Interest income/(expense), net	$1,927	$(1,682)	$(5,520)

The following disclosure of the estimated fair value of the Company's debt is prepared in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
November 30, 2007
Fixed-rate, long-term debt	$55,274	$55,444
Variable-rate, long-term debt	19,374	19,374

November 30, 2006
Fixed-rate, long-term debt	$63,173	$63,397
Variable-rate, long-term debt	19,352	19,352

The estimated fair value of the Company's variable-rate debt approximates the carrying value of the debt since the variable interest rates are market-based, and the Company believes such debt could be refinanced on materially similar terms. The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at November 30, 2007 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 12 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $4,039,000 in 2007, $3,774,000 in 2006, and $3,786,000 in 2005.  Future rental commitments were as follows as of November 30, 2007:
	Year ending
(In thousands)	November 30,	Amount
	2008	$4,289
	2009	4,144
	2010	3,521
	2011	2,639
	2012	1,935
	Thereafter	21,927
		$38,455

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals aggregating $3,051,000 at November 30, 2007.

NOTE 13 - INCENTIVE STOCK COMPENSATION PLANS

As of November 30, 2007, the Company had outstanding grants under the following share-based compensation plans:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants vest in equal annual installments over three years.  During the 12 months ended November 30, 2007, the Company granted 28,550 restricted shares to key employees with fair value on the grant date of $2,305,000 and 6,000 restricted shares to non-employee directors with fair value of $417,000.  On September 19, 2007, the Company also granted to a key employee 54,000 shares of restricted stock that will vest in February of 2008, 2009, and 2010, so long as a change of control of the Company has not occurred prior to the applicable grant date and the key employee continues to be employed by the Company.  The fair value on the grant date of those restricted shares was $5,395,000.  Additionally, the key employee received a grant of performance stock units, pursuant to which a maximum of 24,000 shares of the Company’s Common Stock may be issued depending on the Company’s per share stock price on the date the award vests, no later than November 30, 2010.  A Lattice model was used with volatility rate of 38% and risk free rate of 4.04% in determining the fair value of the performance stock units.  The volatility rate was calculated based on historical trading data with the anticipated life of 2.5 years.  The risk-free rate was based on the contemporary yield curve between the two and three year rate.  The fair value of the performance stock units on September 19, 2007 was $2,055,000, which will be recognized ratably as stock compensation expense through March 31, 2010.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At November 30, 2007, there were 13,000 shares of Common Stock subject to such stock options.

Prior to December 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its various stock option plans.  Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payments, using the Modified Prospective Application method.  SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted.  Stock-based compensation expense for the year ended November 30, 2007 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company's income from continuing operations before income taxes and equity in earnings of joint venture for the year ended November 30, 2007 included compensation expense of $3,850,000, related to stock-based compensation arrangements.  Tax benefit related to this expense was $1,502,000.  There were no capitalized share-based compensation costs for the year ended November 30, 2007.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  For the 12 months ended November 30, 2007, excess tax benefits totaled $1,955,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the year ended November 30:

(In thousands, except per share data)	2005
Reported net income	$32,610
Add: stock-based employee compensation expense included in reported net income, net of tax	1,645
Deduct: stock-based employee compensation expense determined under SFAS No. 123, net of tax	(1,212)
Pro forma net income	$33,043

Earnings per share (basic)
As reported	$3.88
Pro forma	3.93

Earnings per share (diluted)
As reported	3.80
Pro forma	3.85

The following table summarizes the stock option activity for the year ended November 30, 2007:

Current Year Stock-Based Compensation

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2006	120,500	$27.25
Exercised	(53,250)	25.33
Outstanding at November 30, 2007	67,250	28.77	4.54	$5,179

Options exercisable at November 30, 2007	62,750	28.43	4.70	$4,854

In the year ended November 30, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of fiscal 2007 and the exercise price times the number of shares that would have been received by the option holders if they had exercised their options on November 30, 2007.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised in the years ended November 30, 2007, 2006 and 2005 was $3,050,000, $13,870,000, and $4,781,000, respectively.  As of November 30, 2007, there was $8,273,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

In the years ended November 30, 2007, 2006 and 2005, 88,550, 51,000, and 42,500 shares of restricted stock were granted, respectively.  The weighted-average grant-date fair value of such restricted stock was $90.76, $55.31, and $36.20, respectively.  The fair value of vested restricted stock for the years ended November 30, 2007, 2006 and 2005 was $3,562,000, $3,973,000, and $1,738,000, respectively.

Net cash proceeds from stock option exercises in the years ended November 30, 2007, 2006 and 2005 were $1,562,000, $7,994,000, and $5,300,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

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

During 2007, the Company completed the required goodwill and intangible asset impairment tests.  No impairment losses were identified as a result of these tests.  Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign
		Currency
	November 30,	Translation	November 30,
(In thousands)	2006	Adjustments	2007
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	390	2	392
Infrastructure Products	201	-	201
	$2,031	$2	$2,033

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	November 30, 2007		November 30, 2006
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$113	$(101)	$100	$(100)
Non-compete agreements	299	(163)	252	(140)
Patents	212	(212)	212	(212)
Leasehold interests	-	-	1,930	(1,930)
Other	79	(17)	-	-
	$703	$(493)	$2,494	$(2,382)

All of the Company’s intangible assets, other than goodwill, are subject to amortization.  Amortization expense related to intangible assets in the years ended November 30, 2007, 2006, and 2005 was $41,000, $170,000, and $206,000, respectively.  At November 30, 2007, estimated future amortization expense for each of the years in the five-year period ending November 30, 2012 was as follows:  $88,000 for 2008, $41,000 for 2009, $33,000 for 2010, $30,000 for 2011, and $18,000 for 2012.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with Statements of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of November 30, 2007, the Company was a defendant in asbestos-related cases involving 60 claimants, compared to 145 claimants as of November 30, 2006.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future. For the year ended November 30, 2007, there were new claims involving 19 claimants, dismissals and/or settlements involving 104 claimants and no judgments.  Net costs and expenses incurred by the Company for the year ended November 30, 2007 in connection with asbestos-related claims were approximately $200,000.

As of November 30, 2006, the Company was one of numerous defendants in various silica-related personal injury lawsuits involving seven claimants.  As of November 30, 2007, the Company was no longer a defendant in any silica-related cases.  No net costs and expenses were incurred by the Company for the year ended November 30, 2007 in connection with silica-related claims.

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

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a qualified, defined benefit, noncontributory pension plan for certain U.S. employees not covered by union pension plans.  The Company’s subsidiaries in the Netherlands and the United Kingdom provide defined retirement benefits to eligible employees.  The Company also provides health and life insurance to a limited number of eligible retirees and eligible survivors of retirees.

The Company’s defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts.  These assumptions, which are reviewed annually, include discount rates, long-term expected rates of return on plan assets and expected rates of increase in compensation.  Assumed discount rates, based on market interest rates on long-term fixed income debt securities of highly-rated corporations, are used to calculate the present value of benefit payments which are projected to be made in the future, including projections of increases in employees’ annual compensation and health care costs.  A decrease in the discount rate would increase the Company’s obligation and expense.  The long-term expected rate of return on plan assets is based principally on prior performance and future expectations for various types of investments as well as the expected long-term allocation of assets.  Changes in the allocation of plan assets would impact the expected rate of return.  The expected rate of increase in compensation is based upon movements in inflation rates as reflected by market interest rates.  Benefits paid to participants are based upon age, years of credited service and average compensation or negotiated benefit rates.

Assets of the Company’s U.S. defined benefit plan are invested in a directed trust. Assets in the trust are invested in domestic and foreign equity securities of corporations (including $8,462,400 of the Company’s Common Stock at November 30, 2007), U.S. government obligations, derivative securities, corporate bonds and money market funds. The subsidiaries in the Netherlands and the United Kingdom contract with third-party insurance companies to pay benefits to retirees.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

During the year ended November 30, 2007, the Company adopted the provisions of SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires a company to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The incremental effect of applying SFAS No. 158 on individual line items to the Company’s balance sheet as of November 30, 2007, including tax effects, was as follows:

	Before	Effect of	As Reported
	Adoption of	Adopting	Under
(In thousands)	SFAS No. 158	SFAS No. 158	SFAS No. 158
Intangible assets	$1,225	$(1,225)	$-
Accrued pension liability	(14,705)	(8,670)	(23,375)
Deferred income tax asset	6,915	3,860	10,775
Accumulated other comprehensive loss, net of taxes	10,817	6,035	16,852

The pretax amounts recognized in accumulated other comprehensive income after the adoption of SFAS No. 158 include the following as of November 30, 2007:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$25,416	$(1,064)	$275
Prior service cost/(credit)	358	2,140	227
Net transition asset	-	-	275
Net amount recognized	$25,774	$1,076	$777

The Company’s estimates of 2008 amortization of amounts included in accumulated other comprehensive income are as follows:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$931	$-	$-
Prior service cost/(credit)	111	(304)	-
Net amount recognized	$1,042	$(304)	$-

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PENSION BENEFITS
The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2007 and 2006 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)
	2007	2006	2007	2006
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$192,504	$184,747	$49,066	$51,546
Service cost	2,928	3,255	529	1,101
Interest cost	11,178	10,198	2,260	1,870
Participant contributions	-	-	163	295
Amendments	-	208	-	(333)
Curtailment	-	(1,997)	-	(4,156)
Settlement	-	-	-	(757)
Special termination benefit	-	268	-	-
Actuarial (gain)/loss	(2,829)	6,742	(9,227)	(5,449)
Foreign currency exchange rate changes	-	-	4,333	5,666
Benefit payments	(11,371)	(10,917)	(1,216)	(717)
Projected benefit obligation-end of year	$192,410	$192,504	$45,908	$49,066
Accumulated Benefit Obligation	$184,724	$185,453	$45,370	$48,489
Change in Plan Assets
Plan assets at fair value-beginning of year	$166,138	$134,758	$31,973	$31,718
Actual return on plan assets	26,142	20,667	(324)	(618)
Foreign currency exchange rate changes	-	-	3,049	3,534
Employer contributions	3,031	21,630	665	887
Participant contributions	-	-	163	295
Settlement	-	-	-	(3,126)
Benefit payments	(11,371)	(10,917)	(1,216)	(717)
Plan assets at fair value-end of year	$183,940	$166,138	$34,310	$31,973
Funded Status
Funded status	$(8,470)	$(26,366)	$(11,598)	$(17,093)
Unrecognized actuarial loss		44,118		6,222
Unrecognized prior service cost		471		2,206
Net amount recognized		$18,223		$(8,665)
Balance Sheet Amounts
Before Adoption of SFAS No. 158
Accrued cost	$(787)	$(19,315)	$(11,557)	$(16,516)
Intangible asset	358	472	1,034	2,206
Accumulated other comprehensive loss, pretax	17,732	37,066	-	5,645
Net amount recognized	$17,303	$18,223	$(10,523)	$(8,665)
After Adoption of SFAS No. 158
Noncurrent assets	$-		$167
Current liabilities	(30)		-
Noncurrent liabilities	(8,440)		(11,765)
Net amount recognized	$(8,470)		$(11,598)

The Company contributed $3,000,000 to the U.S. pension plan and $719,000 to the non-U.S. pension plans in 2007.  The Company expects to contribute approximately $3,000,000 to its U.S. pension plan and $1,200,000 to the non-U.S. pension plans in 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2007:

	Year Ending	U.S. Pension	Non-U.S. Pension
(In thousands)	November 30,	Benefits	Benefits
	2008	$11,553	$1,454
	2009	11,969	1,605
	2010	12,410	1,830
	2011	12,962	1,867
	2012	13,334	1,935
	2013-2017	71,339	12,013

Net periodic benefit costs for the Company's defined benefit retirement plans for 2007, 2006 and 2005 included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Service cost	$2,928	$3,255	$3,122	$529	$1,101	$1,334
Interest cost	11,178	10,198	10,082	2,260	1,870	1,850
Expected return on plan assets	(14,172)	(12,210)	(11,203)	(1,680)	(1,433)	(1,382)
Amortization of unrecognized prior service cost	113	104	106	281	488	656
Curtailment	-	325	-	-	2,911	-
Amortization of unrecognized net transition obligation	-	-	-	151	317	76
Amortization of accumulated loss	3,904	4,434	4,954	-	-	-
Other, net	-	-	-	-	610	-
Net periodic cost	$3,951	$6,106	$7,061	$1,541	$5,864	$2,534

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average discount rate	6.15%	5.95%	5.60%	5.60%	4.50%	4.00%
Rate of increase in compensation levels	3.65%	3.45%	3.10%	2.00%	2.00%	2.00%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2007	2006	2005	2007	2006	2005
Weighted-average discount rate	5.95%	5.60%	5.85%	4.50%	4.00%	4.75%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	5.00%	5.20%	5.40%
Rate of increase in compensation levels	3.45%	3.10%	3.35%	2.00%	2.00%	2.00%

The following table shows the Company's target allocation range for the U.S. defined benefit pension plan, along with the actual allocations, as of November 30,:

	Target	2007	2006
Domestic equities	65%	71%	70%
International equities	10%	11%	10%
Fixed-income securities	25%	18%	20%
Total	100%	100%	100%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Approximately 13% of the Company’s employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans.  Related to these plans, the Company contributed and charged to expense $2,000,000, $3,000,000, and $2,650,000 in 2007, 2006, and 2005, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code. The savings plan allows for deferral of income through contributions to the plan, within certain restrictions. Company matching contributions are in the form of cash. In 2007, 2006, and 2005, the Company recorded expense for matching contributions of $648,000, $1,387,000, and $422,000 respectively.

POSTRETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2007 and 2006 for the Company's U.S. postretirement health care and life insurance benefits. The measurement date of plan assets and obligations is October 1 for each year presented:

	U.S. Postretirement Benefits
(In thousands)	2007	2006
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,492	$3,315
Service cost	88	78
Interest cost	202	179
Actuarial gain	(149)	(167)
Amendments	-	324
Benefit payments	(129)	(237)
Projected benefit obligation-end of year	$3,504	$3,492
Change in Plan Assets
Plan assets at fair value-beginning of year	$396	$324
Actual return on plan assets	1	106
Benefit payments	(32)	(34)
Plan assets at fair value-end of year	$365	$396
Funded Status
Funded status	$(3,139)	$(3,096)
Unrecognized actuarial loss		405
Unrecognized transition obligation		321
Unrecognized prior service cost		246
Net amount recognized		$(2,124)
Balance Sheet Amounts
Before Adoption of SFAS No. 158
Accrued benefit liability	$(2,362)	$(2,124)
Net amount recognized	$(2,362)	$(2,124)
After Adoption of SFAS No. 158
Noncurrent liabilities	$(3,139)
Net amount recognized	$(3,139)

Expected future benefit payments, which reflect expected future service, were as follows as of November 30, 2007:
		U.S. Post-
	Year Ending	Retirement
(In thousands)	November 30,	Benefits
	2008	$222
	2009	225
	2010	226
	2011	216
	2012	229
	2013 - 2017	1,425

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net periodic benefit costs for the Company's postretirement health care and life insurance benefits for 2007, 2006 and 2005 included the following components:

	U.S. Postretirement Benefits
(In thousands)	2007	2006	2005
Service cost	$88	$78	$118
Interest cost	202	179	204
Expected return on plan assets	(35)	(27)	(31)
Amortization of unrecognized
prior service cost/(gain)	19	(14)	(14)
Amortization of unrecognized
net transition obligation	46	46	71
Amortization of accumulated loss	15	41	59
Net periodic cost	$335	$303	$407

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Postretirement Benefits
	2007	2006	2005
Weighted-average discount rate	6.15%	5.95%	5.60%
Rate of increase in compensation levels	3.65%	3.45%	3.10%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2007	2006	2005
Weighted-average discount rate	5.95%	5.60%	5.85%
Rate of increase in compensation levels	3.45%	3.10%	3.35%

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

The assumed health care cost trend increased from 9% to 10% in 2007, and it is assumed that the rate will decline gradually to 5% by 2012 and beyond. The effect of a one-percentage-point change in the assumed health care cost trend would have changed the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2007, as follows:

	1%	1%
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$21	$(19)
Effect on postretirement benefit obligation	182	(154)

The Company provides life insurance to eligible executives with life insurance protection equal to three times base salary. Upon retirement, the executive is provided with life insurance protection equal to final base salary.  There were no expenses related to this plan in 2007 or 2006, and $66,800 in 2005.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to 3.5 times total annual compensation of such employees.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 17 - CAPITAL STOCK

The Company is incorporated in Delaware. The articles of incorporation authorize 24,000,000 shares of $2.50 par value Common Stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock.  The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors.  As of November 30, 2007, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

As of November 30, 2007, 9,138,563 shares of Common Stock were issued and outstanding, including 82,770 restricted shares.  Restrictions limit the sale and transfer of these shares.  On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) become unrestricted.  The restrictions are scheduled to lapse as follows: 41,535 shares will become unrestricted in 2008, 27,368 shares in 2009, 12,367 shares in 2010, and 1,500 shares in 2011.

On November 12, 2007, the Company entered into a Rights Agreement with Computershare Trust Company, N.A. as Rights agent.  That agreement provides, among other things, that upon certain triggering events, including the acquisition by a party of 20% or more or the Company's Common Stock, or the announcement of an intention to make an acquisition offer which would result in such party acquiring 20% or more of the Company's Common Stock, the shareholders of the Company, other than such party, would have rights to purchase Common Stock of the Company at a significant discount, unless such rights were to be redeemed by the Company or unless such acquisition offer were to meet certain minimum requirements as more completely described in such Rights Agreement.

NOTE 18 - SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services.  In accordance with SFAS No. 131, the Company has determined it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated products including wind towers. The Infrastructure Products Group consists of two operating segments, the Pole Products and Hawaii Divisions, and manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles.  In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold August 1, 2006.  The results from this segment have been reported as discontinued operations for all reporting periods.  Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO, the Company's equity method investment, is not included in any of these segments.  The Company’s Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (“LIFO”) method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Sales for export or to any individual customer did not exceed 10% of consolidated sales in 2007, 2006 or 2005.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	SEGMENT INFORMATION
	Fiberglass-	Water	Infrastructure		Discontinued
(In thousands)	Composite Pipe	Transmission	Products	Other	Operations	Eliminations	Total
2007
Sales	$237,850	$190,261	$205,711	$-	$-	$(2,812)	$631,010
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	62,347	(6,026)	35,929	(38,061)	-	-	54,189
Equity in earnings of joint venture, net of taxes	-	-	-	15,383	-	-	15,383
Income from joint ventures - cost method	2,451	-	-	-	-	-	2,451
Investments in joint ventures
Equity method	-	-	-	14,677	-	-	14,677
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	42,270	77,429	53,747	34,536	(107)	-	207,875
Total assets	260,567	218,247	103,993	226,239	144	(103,378)	705,812
Capital expenditures	6,810	31,219	8,675	993	-	-	47,697
Depreciation and amortization	5,294	4,911	5,891	938	-	-	17,034
2006
Sales	$176,721	$174,986	$198,177	$-	$-	$(704)	$549,180
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	37,804	7,577	30,607	(26,891)	-	-	49,097
Equity in earnings of joint venture, net of taxes	-	-	-	13,550	-	-	13,550
Income from joint ventures - cost method	-	-	-	-	-	-	-
Investments in joint ventures
Equity method	-	-	-	14,501	-	-	14, 501
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	31,957	51,041	48,796	47,561	-	-	179,355
Total assets	206,326	167,463	97,249	252,710	-	(107,397)	616,351
Capital expenditures	4,558	16,502	10,659	(236)	4,036	-	35,519
Depreciation and amortization	4,685	4,000	4,509	609	3,637	-	17,440
2005
Sales	$134,071	$192,731	$168,990	$-	$-	$(1,025)	$494,767
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	24,482	25,845	22,127	(35,390)	-	-	37,064
Equity in earnings of joint venture, net of taxes	-	-	-	9,005	-	-	9,005
Income from joint ventures - cost method	1,300	-	-	-	-	-	1,300
Investments in joint ventures
Equity method	-	-	-	13,777	-	-	13,777
Cost method	3,784	-	-	-	2,138	-	5,922
Long-lived assets	30,199	38,520	43,553	39,048	40,685	-	192,005
Total assets	176,713	132,803	83,053	162,979	170,784	(148,296)	578,036
Capital expenditures	8,919	5,567	4,607	1,170	5,108	-	25,371
Depreciation and amortization	4,070	3,910	4,444	710	5,790	-	18,924

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	GEOGRAPHIC AREAS
	United				Discontinued
(In thousands)	States	Europe	Asia	Other	Operations	Eliminations	Total
2007
Sales to external customers	$453,705	$47,844	$112,306	$19,967	$-	$(2,812)	$631,010
Long-lived assets	165,144	10,110	24,115	8,506	-	-	207,875
Total assets	452,697	53,718	246,742	56,033	-	(103,378)	705,812
2006
Sales to external customers	$432,670	$26,545	$80,726	$9,239	$-	$-	$549,180
Long-lived assets	154,882	15,229	20,866	(11,622)	-	-	179,355
Total assets	538,254	50,785	139,514	(4,805)	-	(107,397)	616,351
2005
Sales to external customers	$406,939	$20,157	$62,155	$5,516	$-	$-	$494,767
Long-lived assets	125,310	6,046	19,202	762	40,685	-	192,005
Total assets	419,103	20,907	110,602	4,936	170,784	(148,296)	578,036

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2007 and 2006, follow:
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter
2007
Sales	$120,355	$156,756	$165,048	$188,851
Gross profit	25,320	40,762	37,001	42,946
Income from continuing operations	8,312	14,813	20,659	17,356
Income from discontinued operations, net of taxes	156	990	463	4,490
Net income	8,468	15,803	21,122	21,846
Diluted net income per share:
Income from continuing operations	.92	1.63	2.27	1.90
Income from discontinued operations, net of taxes	.02	.11	.05	.49
Net income	.94	1.74	2.32	2.39
Stock price per share-high	84.25	81.28	109.60	109.16
Stock price per share-low	71.57	64.35	76.02	85.10
Dividends per share	.20	.20	.25	.25

2006
Sales	$125,972	$132,657	$139,941	$150,610
Gross profit	28,582	34,771	36,082	32,954
Income from continuing operations	3,962	16,998	16,982	12,118
Income from discontinued operations, net of taxes	(351)	1,704	997	(210)
Net income	3,611	18,702	17,979	11,908
Diluted net income/(loss) per share:
Income from continuing operations	.45	1.92	1.91	1.35
Income from discontinued operations, net of taxes	(.04)	.19	.11	(.02)
Net income	.41	2.11	2.02	1.33
Stock price per share-high	61.81	76.04	70.70	80.01
Stock price per share-low	44.66	54.54	50.63	64.03
Dividends per share	.20	.20	.20	.20

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective November 30, 2007. As discussed in Note 1 and 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, effective December 1, 2005.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 8, 2008

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2007 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Commission filings.  No changes were made in the Company's internal control over financial reporting during the fiscal quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control - Integrated Framework, management concluded that internal control over financial reporting was effective as of November 30, 2007. The effectiveness of the Company’s internal control over financial reporting as of November 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, and the audit committee financial expert, is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company's Proxy Statement under the section captioned "The Board and Its Committees." Such information is incorporated herein by reference. The Board of Directors has determined that one of the members of its Audit Committee, William D. Horsfall, is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1) FINANCIAL STATEMENT SCHEDULES:

The following financial statements are included in this Annual Report on Form 10-K:

Consolidated Statements of Income for the years ended November 30, 2007, 2006 and 2005.
Consolidated Balance Sheets as of November 30, 2007 and 2006.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2007, 2006 and 2005.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2007, 2006 and 2005.
Consolidated Statements of Cash Flows for the years ended November 30, 2007, 2006 and 2005.
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

SCHEDULE	SCHEDULES OF AMERON
II	Valuation and Qualifying Accounts and Reserves

(2) EXHIBITS:

EXHIBIT	EXHIBITS OF AMERON
3(i)	Certificate of Incorporation (1)
3(ii)	Bylaws (2)
4	Instruments Defining the Rights of Security Holders, Including Indentures
10	Material Contracts
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Consent of PricewaterhouseCoopers LLP regarding TAMCO
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99.1	TAMCO Financial Statements as of November 30, 2007, and for each of the three years in the period ended November 30, 2007 and Report of Independent Registered Public Accounting Firm

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(b) REPORTS ON FORM 8-K

Six reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 2007 as follows:

September 20, 2007 reporting the amendment of the Company’s Bylaws and the results of operations for the third quarter ended August 26, 2007, as reported in a press release dated September 20, 2007.

September 21, 2007 reporting the declaration of a quarterly dividend of $.25 per share of Common Stock for the Company’s third quarter ended August 26, 2007, as reported in a press release dated September 21, 2007.

September 21, 2007 reporting the extension of employment of the Chief Executive Officer, amendment to the employment agreement and grant of performance stock units, as reported in a press release dated September 19, 2007.

October 9, 2007 reporting the acquisition of a new subsidiary in Brazil, as reported in a press release dated October 5, 2007.

November 13, 2007 reporting the establishment of a Shareholder Rights Agreement, as reported in a press release dated November 12, 2007.

November 20, 2007 reporting the resignation of an executive officer effective November 15, 2007.

(1) The Certificate of Incorporation is incorporated by reference to the Quarterly Report on Form 10-Q of the Company filed June 24, 2005.

(2) The Bylaws are incorporated by reference to the Report on Form 8-K of the Company filed September 20, 2007.

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$4,912	$3,248	$(2,212)	$287	*	$6,235
* Translation adjustment.
FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,693	$1,351	$(1,339)	$(2,793)	**	$4,912
** Amount primarily consists of allowance for doubtful accounts eliminated due to the sale of the discontinued operations.

FOR THE YEAR ENDED NOVEMBER 30, 2005
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,984	$2,502	$(2,362)	$(431)	*	$7,693
* Translation adjustment.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Javier Solis
Javier Solis, Executive Vice President & Secretary

Date: February 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 2-8-08	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	and Chief Executive Officer
(Principal Executive Officer)

Date: 2-8-08	/s/ James R. McLaughlin	Senior Vice President, Chief Financial Officer & Treasurer
	James R. McLaughlin	(Principal Financial & Accounting Officer)

Date: 2-8-08	/s/ Daniel J. Emmett	Vice President, Controller
Daniel J. Emmett

Date: 2-8-08	/s/David Davenport	Director
David Davenport

Date: 2-8-08	/s/J. Michael Hagan	Director
J. Michael Hagan

Date: 2-8-08	/s/Terry L.Haines	Director
Terry L. Haines

Date: 2-8-08	/s/William D. Horsfall	Director
William D. Horsfall

Date: 2-8-08	/s/John E. Peppercorn	Director
John E. Peppercorn

Date: 2-8-08	/s/Dennis C. Poulsen	Director
Dennis C. Poulsen