Form 10-Q
period 2008-03-02
AMERON INTERNATIONAL CORP
filed 2008-03-28
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer _	Accelerated filer X
Non-accelerated filer _	Smaller reporting company _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of outstanding shares of Common Stock, $2.50 par value, was 9,167,492 on March 2, 2008.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 2, 2008

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 2,	February 25,
(Dollars in thousands, except per share data)	2008	2007
Sales	$149,769	$120,355
Cost of sales	(116,317)	(95,035)
Gross profit	33,452	25,320

Selling, general and administrative expenses	(25,802)	(21,500)
Other income, net	2,975	1,018
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	10,625	4,838
Interest income, net	289	366
Income from continuing operations before income taxes and equity in earnings of joint venture	10,914	5,204
Provision for income taxes	(3,929)	(1,920)
Income from continuing operations before equity in earnings of joint venture	6,985	3,284
Equity in earnings of joint venture, net of taxes	2,752	5,028
Income from continuing operations	9,737	8,312
Income from discontinued operations, net of taxes	-	156
Net income	$9,737	$8,468

Basic earnings per share:
Income from continuing operations	$1.07	$.92
Income from discontinued operations, net of taxes	-	.02
Net income	$1.07	$.94

Diluted earnings per share:
Income from continuing operations	$1.07	$.92
Income from discontinued operations, net of taxes	-	.02
Net income	$1.07	$.94

Weighted-average shares (basic)	9,075,086	8,994,075
Weighted-average shares (diluted)	9,102,978	9,050,525

Cash dividends per share	$.25	$.20

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	March 2,	November 30,
(Dollars in thousands)	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$159,857	$155,433
Receivables, less allowances of $6,699 in 2008 and $6,235 in 2007	169,764	185,335
Inventories	98,781	97,717
Deferred income taxes	22,691	22,446
Prepaid expenses and other current assets	12,337	12,100

Total current assets	463,430	473,031

Investments in joint ventures
Equity method	17,172	14,677
Cost method	3,784	3,784

Property, plant and equipment
Land	37,410	35,860
Buildings	77,908	75,245
Machinery and equipment	297,530	292,563
Construction in progress	28,061	24,655

Total property, plant and equipment at cost	440,909	428,323
Accumulated depreciation	(258,759)	(254,592)

Total property, plant and equipment, net	182,150	173,731
Deferred income taxes	5,128	4,202
Goodwill and intangible assets, net of accumulated amortization of $1,170 in 2008 and $1,130 in 2007	2,214	2,243
Other assets	38,385	34,144

Total assets	$712,263	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	March 2,	November 30,
(Dollars in thousands, except per share data)	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,320	$17,055
Trade payables	44,327	45,216
Accrued liabilities	69,504	84,436
Income taxes payable	12,854	11,985

Total current liabilities	144,005	158,692

Long-term debt, less current portion	56,284	57,593
Other long-term liabilities	53,632	44,154

Total liabilities	253,921	260,439

Commitments and contingencies

Stockholders' equity

Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,167,492 shares in 2008 and 9,138,563 shares in 2007, net of treasury shares	29,767	29,623
Additional paid-in capital	50,000	46,675
Retained earnings	438,377	430,925
Accumulated other comprehensive loss	(5,068)	(9,870)
Treasury stock (2,739,300 shares in 2008 and 2,710,479 shares in 2007)	(54,734)	(51,980)

Total stockholders' equity	458,342	445,373

Total liabilities and stockholders' equity	$712,263	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 2,	February 25,
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$9,737	$8,468
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	4,773	3,739
Amortization	38	6
Net earnings in excess of distributions from joint ventures	(2,495)	(5,668)
Loss/(gain) from sale of property, plant and equipment	58	(19)
Stock compensation expense	1,856	484
Other	-	2
Changes in operating assets and liabilities:
Receivables, net	17,738	9,816
Inventories	68	(26,515)
Prepaid expenses and other current assets	(96)	6,492
Other assets	(4,491)	(105)
Trade payables	(1,596)	7,730
Accrued liabilities and income taxes payable	(20,511)	(2,538)
Other long-term liabilities	13,309	(2,422)
Net cash provided by/(used in) operating activities	18,388	(530)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	724	200
Additions to property, plant and equipment	(12,006)	(9,670)
Net cash used in investing activities	(11,282)	(9,470)

FINANCING ACTIVITIES
Repayment of debt	(2,610)	(1,417)
Dividends on common stock	(2,285)	(1,816)
Issuance of common stock	760	405
Excess tax benefits related to stock-based compensation	1,251	1,955
Purchase of treasury stock	(2,754)	(1,142)
Net cash used in financing activities	(5,638)	(2,015)

Effect of exchange rate changes on cash and cash equivalents	2,956	256
Net change in cash and cash equivalents	4,424	(11,759)
Cash and cash equivalents at beginning of period	155,433	139,479

Cash and cash equivalents at end of period	$159,857	$127,720

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of March 2, 2008, and consolidated results of operations and cash flows for the three months ended March 2, 2008.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarter ended March 2, 2008 consisted of 93 days, compared to 87 days for the quarter ended February 25, 2007.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 ("2007 Annual Report").

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 is effective for the current fiscal year and was adopted by the Company as of December 1, 2007.  Further information about the application of FIN No. 48 may be found in Note 17, herein.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which formally defines fair value, creates a standardized framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands fair value measurement disclosures.  SFAS No. 157 is effective for the current fiscal year and was adopted by the Company as of December 1, 2007.  Further information about the application of SFAS No. 157 may be found in Note 18, herein.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  SFAS No. 159 also provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for the current year and was adopted by the Company as of December 1, 2007.  The Company has not elected to exercise the fair value irrevocable option.  The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS No. 141(R) requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS No. 141(R) before that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

NOTE 3 – DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  During the first quarter of 2007, the Company recognized $156,000 of research and development tax credits that related to the Coatings Business.  The tax credits were attributable to the retroactive application of tax legislation enacted in 2007.

The results of discontinued operations were as follows:
	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Income taxes on income from discontinued operations	$-	$156
Income from discontinued operations, net of taxes	$-	$156

Income from discontinued operations, net of taxes, was zero for the three months ended March 2, 2008 and $156,000, or $.02 per diluted share, for the same period in 2007.

 NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	March 2,	November 30,
(In thousands)	2008	2007
Trade	$145,947	$156,562
Joint ventures	3,207	2,714
Other	27,309	32,294
Allowances	(6,699)	(6,235)
	$169,764	$185,335

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $37,720,000 and $45,578,000 at March 2, 2008 and November 30, 2007, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	March 2,	November 30,
(In thousands)	2008	2007
Finished products	$40,981	$41,580
Materials and supplies	27,274	28,246
Products in process	30,526	27,891
	$98,781	$97,717

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Interest paid	$247	$203
Income taxes paid	523	8,011

NOTE 7 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Net sales	$82,715	$76,422

Gross profit	13,821	21,790

Net income	6,089	11,336

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$3,045	$5,668
Less provision for income taxes	(293)	(640)
Equity in earnings of TAMCO, net of taxes	$2,752	$5,028
Dividends received from joint ventures
TAMCO	$550	$-
ASAL	1,496	-
BL	-	-

Earnings from ASAL and BL, if any, are included in other income, net.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  All outstanding common stock equivalents consisting of restricted shares of 25,570 and 28,550, and options to purchase 43,500 and 98,500 common shares, were dilutive for the three months ended March 2, 2008 and February 25, 2007, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended
	March 2,	February 25,
(In thousands, except per share data)	2008	2007
Numerator:
Income from continuing operations	$9,737	$8,312
Income from discontinued operations, net of taxes	-	156
Net income	$9,737	$8,468

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,075,086	8,994,075

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,075,086	8,994,075
Dilutive effect of stock options and restricted stock	27,892	56,450
Weighted-average shares outstanding, diluted	9,102,978	9,050,525

Basic net income per share:
Income from continuing operations	$1.07	$.92
Income from discontinued operations, net of taxes	-	.02
Net income	$1.07	$.94

Diluted net income per share:
Income from continuing operations	$1.07	$.92
Income from discontinued operations, net of taxes	-	.02
Net income	$1.07	$.94

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Net income	$9,737	$8,468
Foreign currency translation adjustment	4,802	1,418
Comprehensive income	$14,539	$9,886

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 10 – DEBT

The Company's long-term debt consisted of the following:

	March 2,	November 30,
(In thousands)	2008	2007
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$20,000	$20,000
4.25%, payable in Singapore dollars, in annual principal installments of $7,320	36,598	35,274
Variable-rate industrial development bonds:
payable in 2016 (2.45% at March 2, 2008)	7,200	7,200
payable in 2021 (2.45% at March 2, 2008)	8,500	8,500
Variable-rate bank revolving credit facility (13.24% at March 2, 2008)	1,306	3,674
Total long-term debt	73,604	74,648
Less current portion	(17,320)	(17,055)
Long-term debt, less current portion	$56,284	$57,593

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of March 2, 2008.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeds such short-term borrowings at March 2, 2008.  Accordingly, amounts due under these bank facilities have been classified as long-term debt and are considered payable when the Revolver is due.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Sales
Fiberglass-Composite Pipe	$65,843	$46,509
Water Transmission	40,984	29,593
Infrastructure Products	43,328	45,287
Eliminations	(386)	(1,034)
Total sales	$149,769	$120,355

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$16,635	$8,999
Water Transmission	(3,939)	(4,131)
Infrastructure Products	6,294	6,727
Corporate and unallocated	(8,365)	(6,757)
Total Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$10,625	$4,838

	March 2,	November 30,
(In thousands)	2008	2007
Assets
Fiberglass-Composite Pipe	$283,792	$260,567
Water Transmission	212,714	218,247
Infrastructure Products	107,925	103,993
Corporate and unallocated	261,791	226,383
Eliminations	(153,959)	(103,378)
Total Assets	$712,263	$705,812

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of March 2, 2008, the Company was a defendant in asbestos-related cases involving 25 claimants, compared to 60 claimants as of November 30, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 2, 2008, there were new claims involving three claimants, dismissals and/or settlements involving 38 claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended March 2, 2008 in connection with asbestos-related claims.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128,000,000 a figure which the Company contests.  This matter is in discovery and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.   Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

	Three Months Ended
	March 2,	February 25,
(In thousands)	2008	2007
Balance, beginning of period	$3,590	$3,146
Payments	(20)	(544)
Warranties issued during the period	(211)	953
Balance, end of period	$3,359	$3,555

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

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
		Foreign
		Currency
	November 30,	Translation	March 2,
(In thousands)	2007	Adjustments	2008
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	392	3	395
Infrastructure Products	201	-	201
	$2,033	$3	$2,036

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	March 2, 2008		November 30, 2007
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$113	$(103)	$113	$(101)
Non-compete agreements	299	(170)	299	(163)
Patents	212	(212)	212	(212)
Other	90	(51)	79	(17)
	$714	$(536)	$703	$(493)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three months ended March 2, 2008 and February 25, 2007 was $38,000 and $6,000, respectively.  At March 2, 2008, estimated future amortization expense was as follows: $46,000 for the remaining nine months of 2008, $41,000 for 2009, $33,000 for 2010, $30,000 for 2011, and $28,000 for 2012.

NOTE 15 – INCENTIVE STOCK COMPENSATION PLANS

As of March 2, 2008, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the three months ended March 2, 2008, the Company granted 3,802 stock options to non-employee directors with a fair value on the grant date of $101,000 and 16,000 restricted shares to key employees with fair value on the grant date of $1,639,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At March 2, 2008, there were 13,000 shares subject to such stock options.

The Company's income from continuing operations before income taxes and equity in earnings of joint venture for the three months ended March 2, 2008 and February 25, 2007 included compensation expenses of $1,856,000 and $484,000, respectively, related to stock-based compensation arrangements.  Tax benefits related to these expenses were $724,000 and $189,000, respectively.  There were no capitalized share-based compensation costs for the three months ended March 2, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table summarizes the stock option activity for the three months ended March 2, 2008:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2007	67,250	$28.77
Granted	3,802	101.23
Exercised	(23,750)	29.34
Outstanding at March 2, 2008	47,302	26.16	4.50	$3,563

Options exercisable at March 2, 2008	39,000	27.87	4.24	$3,218

For the three months ended March 2, 2008, 3,802 options were granted and no options were forfeited or expired.  For the three months ended February 25, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s stock on the last trading day of the first quarter of 2008 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's stock.  The aggregate intrinsic value of stock options exercised during the three months ended March 2, 2008 and February 25, 2007 were $1,702,000 and $1,175,000, respectively.  As of March 2, 2008, unrecognized compensation cost related to stock-based compensation arrangements totaled $8,864,000, which is expected to be recognized over a weighted-average period of three years.

For the three months ended March 2, 2008, 16,000 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $102.44 per share.  The fair value of restricted stock, which vested during the three months ended March 2, 2008, was $5,488,000.  The fair value of restricted stock, which vested during the three months ended February 25, 2007, was $2,308,000.

Net cash proceeds from the exercise of stock options during the three months ended March 2, 2008 and February 25, 2007 were $760,000 and $405,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 16 – EMPLOYEE BENEFIT PLANS

For the three months ended March 2, 2008 and February 25, 2007, net pension and postretirement costs were comprised of the following:

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
	Three Months Ended March 2 and February 25,				Three Months Ended March 2 and February 25,
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$757	$732	$109	$132	$96	$88
Interest cost	2,871	2,795	638	565	209	202
Expected return on plan assets	(3,900)	(3,543)	(429)	(420)	(32)	(35)
Amortization of unrecognized
prior service cost	28	28	76	70	19	19
Amortization of unrecognized
net transition obligation	-	-	-	-	46	46
Amortization of accumulated loss	233	976	-	38	11	15
Net periodic cost	$(11)	$988	$394	$385	$349	$335

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed approximately $1,000,000 to the non-U.S. defined benefit pension plans and made no payment to its U.S. defined benefit pension plan in the first three months of 2008.  Based on current actuarial projections, the Company anticipates that the funded status of the U.S. pension plan will be sufficient so that the Company will not be required to make contributions in 2008 under the funding regulations of the Pension Protection Act of 2006 (“PPA”).  However, the Company expects to contribute approximately $3,000,000 to its U.S. defined benefit pension plan and an additional $200,000 to the non-U.S. pension plans during the remainder of fiscal year 2008.

NOTE 17 – PROVISION FOR INCOME TAXES

Income taxes increased to $3,929,000 in the first quarter of 2008, from $1,920,000 in the same period of 2007.  The effective tax rate on income from continuing operations decreased to 36.0% in 2008, from 36.9% in 2007.  The effective tax rate for the first quarter of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2008 is not necessarily indicative of the tax rate for the full fiscal year.

Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption of FIN No. 48, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment is not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of FIN No. 48 did not require a cumulative adjustment to the opening balance of its retained earnings.

At December 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $13,102,000.  This amount has not been reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,836,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  There have been no material changes to these amounts during the quarter ended March 2, 2008.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain federal and state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could result in a reasonably possible decrease in unrecognized tax benefits of $1,887,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,415,000  were recorded as a liability in the Company’s consolidated balance sheet at December 1, 2007.  There were no material changes to these amounts during the quarter ended March 2, 2008.

The Company’s federal income tax returns remain subject to examination for the 2004 through 2007 tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes ranging from 2000 through 2007.  The Company also files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for years ranging from 1996 through 2007.

NOTE 18 – FAIR VALUE MEASURMENTS

Effective December 1, 2007, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1
Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and U.S. government treasury securities.

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over the counter forwards, options and repurchase agreements.

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments subject to SFAS No. 157 and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 2, 2008:

	Fair Value Measurements Using			Assets/Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$107	$-	$107
Total assets	$-	$107	$-	$107

Derivatives

The Company conducts business in several countries where transactions are completed in currencies other than the U.S. dollar.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss to cash flows due to exchange rates, the Company uses foreign currency derivatives.  As of March 2, 2008, the Company held 14 foreign currency forward contracts in the amount of $7,000,000 U.S. dollars, hedging Singapore dollars.  As of March 2, 2008, such instruments had a fair value of $107,000 based on quotations from the financial institutions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part I, Item 1 in the Company’s report on Form 10-K in 2007.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” SFAS No. 87, “Employers' Accounting for Pensions”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations and such recognition could materially impact the Company's consolidated financial statements.

The Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company classifies fair value balances based on the observability of those inputs.

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  We record a liability for the difference between the benefit recognized and measured pursuant to FIN No. 48 and tax position taken or expected to be taken on our tax return.  To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 2, 2008, the Company's working capital, including cash and cash equivalents, totaled $319.4 million, an increase of $5.1 million from working capital of $314.3 million as of November 30, 2007.  Higher working capital resulted primarily from a decrease in accrued wages, employee benefits, and other current liabilities and an increase in cash, offset by a decrease in receivables.  Cash and cash equivalents totaled $159.9 million as of March 2, 2008, compared to $155.4 million as of November 30, 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the three months ended March 2, 2008, net cash of $18.4 million was generated from operating activities, compared to $.5 million used in the similar period in 2007.  The higher operating cash flow in 2008 was primarily due to higher earnings, excluding non-cash items and asset sales, and a net decrease in operating assets and liabilities.  In the three months ended March 2, 2008, the Company's cash provided by operating activities included net income of $9.7 million, plus non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $4.2 million, plus changes in operating assets and liabilities of $4.4 million.  In the three months ended February 25, 2007, the Company’s cash from operating activities included net income of $8.5 million, less similar non-cash adjustments of $1.5 million, and less changes in operating assets and liabilities of $7.5 million.  The non-cash adjustments in 2008 were higher due primarily to higher stock compensation expense and lower equity in earnings of TAMCO.  The positive change in operating assets and liabilities in 2008 was due to a decrease of receivables in 2008 and an increase of inventories in 2007.

Net cash used in investing activities totaled $11.3 million in three months ended March 2, 2008, compared to $9.5 million used in the three months ended February 25, 2007.  Net cash used in investing activities during the first quarter of 2008 consisted of capital expenditures of $12.0 million, compared to $9.7 million in the same period of 2007.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2008 and 2007.  Capital expenditures for both years also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers.  During the year ending November 30, 2008, the Company anticipates spending between $30 and $80 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $5.6 million during the three months ended March 2, 2008, compared to $2.0 million used in the three months ended February 25, 2007.  Net cash used in 2008 consisted of net repayment of debt of $2.6 million, payment of Common Stock dividends of $2.3 million and treasury stock purchases of $2.8 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.   Net cash used in 2007 consisted of net repayment of debt of $1.4 million, payment of Common Stock dividends of $1.8 million and treasury stock purchases of $1.1 million.   In 2007, the Company received $.4 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $166.1 million as of March 2, 2008. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At March 2, 2008, the Company maintained a consolidated leverage ratio of .73 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At March 2, 2008, qualifying tangible assets equaled 2.72 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At March 2, 2008, the Company maintained such a fixed charge coverage ratio of 3.69 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $38.1 million of retained earnings was not restricted, at March 2, 2008, as to the declaration of cash dividends or the repurchase of Company stock.  At March 2, 2008, the Company was in compliance with all covenants.

Cash and cash equivalents at March 2, 2008 totaled $159.9 million, an increase of $4.4 million from November 30, 2007.  At March 2, 2008, the Company had total debt outstanding of $73.6 million, compared to $74.6 million at November 30, 2007, and approximately $114.4 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2008 were $74.5 million and $73.9 million, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $1.0 million to the non-U.S. pension plans and did not contribute to the U.S. defined benefit pension plan during the first quarter of 2008.  The Company expects to contribute approximately $3.0 million to its U.S. defined benefit pension plan and an additional $.2 million to the non-U.S. pension plans during the remainder of fiscal year 2008.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2008.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers or significant raw material price increases.  Management does not currently believe it likely that business or economic conditions will worsen or that costs will increase sufficiently to impact short-term liquidity.

The Company's contractual obligations and commercial commitments at March 2, 2008 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt (a)	$73,604	$17,320	$25,946	$7,320	$23,018

Interest payments on debt (b)	10,634	2,578	4,017	1,701	2,338

Operating leases	39,017	4,513	8,623	4,206	21,675

Purchase obligations (c)	975	975	-	-	-

Uncertain tax positions	702	702	-	-	-

Total contractual obligations (d)	$117,940	$25,584	$38,105	$20,563	$33,688

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (e)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (d)	$2,100	$2,100	$-	$-	$-

(a) Included in long-term debt is $1,306 outstanding under a revolving credit facility, due in 2010, supported by the Revolver.
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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS: 2008 COMPARED WITH 2007

General

Income from continuing operations totaled $9.7 million, or $1.07 per diluted share, on sales of $149.8 million in the quarter ended March 2, 2008, compared to $8.3 million, or $.92 per diluted share, on sales of $120.4 million in the same period in 2007.  Sales and income from continuing operations increased due to higher business activity and the longer period in 2008.  The Fiberglass-Composite Pipe Group had higher sales and profits due to continued strength in all markets.  The Infrastructure Products Group had lower sales and slightly lower profits due to the slow down in pole sales associated with residential construction.  The Water Transmission Group had higher sales and continuing loses.  Income from continuing operations was higher due primarily to the strong results of the Fiberglass-Composite Pipe Group and the Hawaiian division of the Infrastructure Products Group.  Offsetting the increase in operating income was a $2.3 million reduction in equity in earnings of TAMCO, Ameron's 50%-owned steel mini-mill in California, in the first quarter of 2008, compared to the same period in 2007.

No income from discontinued operations was recorded in the quarter ended March 2, 2008, compared to $.2 million, or $.02 per diluted share, for the same period in 2007.  During the first quarter of 2007, the Company recognized a net research and development tax credit of $.2 million related to discontinued operations.

Sales

Sales increased $29.4 million in the first quarter of 2008, compared to the similar period in 2007.  The Fiberglass-Composite Pipe and Water Transmission Groups had higher sales, while the Infrastructure Products Group had lower sales.  The total sales increase was partly due to the longer period in 2008 and to the impact of stronger foreign currencies.

Fiberglass-Composite Pipe's sales increased $19.3 million, or 41.6%, in the first quarter of 2008, compared to the similar period in 2007.  Sales from operations in the U.S. increased $3.6 million in the first quarter of 2008 primarily due to increased demand for onshore oilfield and industrial piping.  Sales from the Asian subsidiaries increased $6.9 million in the first quarter of 2008, driven by activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales from European operations increased $4.0 million in the first quarter of 2008 due to growth in industrial, oilfield and marine markets and the impact of foreign exchange.  The Brazilian business acquired in October 2007 contributed sales of $4.8 million.  The strong demand for oilfield, industrial and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

Water Transmission’s sales increased $11.4 million, or 38.5%, in the first quarter of 2008, compared to the similar period in 2007.  The sales increase was driven by the Company’s entry into the market for large-diameter wind towers and operations in South America which benefited from increased demand for water pipe in Colombia.  Sales of water pipe in the U.S. declined due to wet weather and soft market conditions.  The demand for large-diameter water pipe in the western U.S. remained soft due to a cyclical lull in the water infrastructure market.  The market for wind towers is expected to remain strong, while the water infrastructure market in the western U.S. region is expected to remain slow.

Infrastructure Products' sales decreased $2.0 million, or 4.3%, in the first quarter of 2008, compared to the similar period in 2007.  The Company’s Hawaiian division had higher sales due to improved pricing and the continued strength of the governmental, commercial and resort/timeshare construction markets on Oahu and Maui.  Pole Products was impacted by the decline in U.S. residential construction markets which resulted in a reduction in demand for concrete lighting poles.  Sales of steel poles for highway and traffic applications also decreased due to weather and project timing.  Although the housing market has softened, primarily impacting the demand for concrete poles, the outlook for the Infrastructure Products Group’s other construction markets remains firm.

Gross Profit

Gross profit in the first quarter of 2008 was $33.4 million, or 22.3% of sales, compared to $25.3 million, or 21.0% of sales, in the first quarter of 2007.  Gross profit increased $8.1 million due to higher sales and higher gross profit margins.  Margins increased due to the increased profitability of the Fiberglass-Composite Pipe Group.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe Group's gross profit increased $9.8 million in the first quarter of 2008, compared to the similar period in 2007.  Profit margins improved to 36.4% in 2008, compared to 30.5% in 2007.  Higher margins resulted from improvements in product and market mix, prices and plant utilization.  Increased sales volume and prices generated additional gross profit of $5.9 million, while favorable product mix and operating efficiencies generated additional gross profit of $3.9 million in 2008.

Water Transmission Group's gross profit decreased $2.0 million in the first quarter of 2008, compared to the similar period in 2007.  The profit margin was negative 1.9% in 2008, compared to a profit margin of 4.0% in 2007.  Higher sales volume increased profit by $.5 million in 2008.  Lower margins negatively impacted gross profit by $2.5 million due to an unfavorable mix of projects, start-up costs associated with the introduction of wind towers and lower efficiencies due to lower pipe sales.

Gross profit in the Infrastructure Products Group decreased $.8 million in the first quarter of 2008, compared to the similar period in 2007.  Profit margins declined to 22.5% in the first quarter of 2008, compared to 23.2% in 2007.  The decrease in sales volume reduced gross profit by $.5 million and lower margins reduced gross profit by $.3 million in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.8 million, or 17.2% of sales, in the first quarter of 2008, compared to $21.5 million, or 17.9% of sales, in the similar period of 2007.  The $4.3 million increase included higher stock compensation expense of $1.4 million, $.9 million associated with the newly-acquired Brazilian operations and commissions and administrative expense of $2.0 million associated with higher sales.  The reduction in SG&A as a percent of sales was due to spending controls and the leverage achieved from higher sales.

Other Income, Net

Other income was $3.0 million in the first quarter of 2008, compared to $1.0 million in the similar period of 2007.  The increase in other income in 2008 was due primarily to dividend income received from the Company’s concrete pipe joint venture, Ameron Saudi Arabia, Ltd., of $1.5 million.  Other income also included royalties and fees from licensees, foreign currency transaction losses and other miscellaneous income.

Interest

Net interest income totaled $.3 million in the first quarter of 2008, compared to net interest income of $.4 million in the same period of 2007.  Lower interest income was due to lower rates of return from short-term investments.

Provision for Income Taxes

Income taxes increased to $3.9 million in the first quarter of 2008, from $1.9 million in the same period of 2007.  The effective tax rate on income from continuing operations decreased to 36.0% in 2008, from 36.9% in 2007.  The effective tax rate for the first quarter of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2008 is not necessarily indicative of the tax rate for the full year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture, which consists of the Company’s share of the net income of TAMCO, decreased to $2.8 million in the first quarter of 2008, compared to $5.0 million in the similar period of 2007.  Equity income is shown net of income taxes.  Dividends from TAMCO were taxed at an effective rate of 9.6% and 11.3%, respectively for the first quarter of 2008 and 2007, reflecting the dividend exclusion provided to the Company under current tax laws.  The reduction in TAMCO’s earnings was due to higher production costs and increased raw material costs.

Income from Discontinued Operations, Net of Taxes

During the first quarter of 2007, the Company recognized $.2 million of research and development tax credit that related to the Coatings Business, which was sold in 2006, as income from discontinued operations, net of taxes.  The tax credit arose from the retroactive application of tax legislation enacted in 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2007 Annual Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure – Management has established disclosure controls and procedures to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and that such information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Based on their evaluation as of March 2, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of March 2, 2008, the Company was a defendant in asbestos-related cases involving 25 claimants, compared to 60 claimants as of November 30, 2007.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended March 2, 2008, there were new claims involving three claimants, dismissals and/or settlements involving 38 claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended March 2, 2008 in connection with asbestos-related claims.

ITEM 1A – RISK FACTORS

No material changes have occurred in risk factors as presented in the Company’s 2007 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (10) of the Notes to Consolidated Financial Statements, under Part I, Item 1.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
12/1/07 thru 12/30/07	-	$-	-	57,050
12/31/07 thru 2/3/08	19,628	97.17	-	39,741
2/4/08 thru 3/2/08	3,724	99.71	-	35,896

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2007 Annual Report

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

(b) REPORTS ON FORM 8-K

Four reports on Form 8-K were filed by the Company during the first quarter of 2008 as follows:

January 14, 2008 reporting the Company’s quarterly dividend of $.25 per share and the date of the Annual Meeting of Stockholders, as reported in a press release dated January 14, 2008.

February 1, 2008 reporting the Company’s results of operations for the year ended November 30, 2007, as reported in a press release dated January 31, 2008.

February 4, 2008 reporting the appointment of principal officers effective February 1, 2008, as reported in a press release dated February 4, 2008, and reporting principal officer changes and actions of the Compensation Committee of the Board of Directors with regard to the compensation of certain executive officers.

February 6, 2008 reporting the appointment of principal officers effective February 1, 2008, as reported in a press release dated February 5, 2008.

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

Date: March 27, 2008