Form 10-Q
period 2008-06-01
AMERON INTERNATIONAL CORP
filed 2008-06-27
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 1, 2008

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of outstanding shares of Common Stock, $2.50 par value, was 9,179,192 on June 1, 2008.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 1, 2008

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Sales	$159,793	$156,756	$309,562	$277,111
Cost of sales	(120,047)	(115,994)	(236,364)	(211,029)
Gross profit	39,746	40,762	73,198	66,082

Selling, general and administrative expenses	(25,865)	(25,959)	(51,667)	(47,459)
Other income, net	575	937	3,550	1,955
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	14,456	15,740	25,081	20,578
Interest (expense)/income, net	142	(18)	431	348
Income from continuing operations before income taxes and equity in earnings of joint venture	14,598	15,722	25,512	20,926
Provision for income taxes	(5,000)	(5,137)	(8,929)	(7,057)
Income from continuing operations before equity in earnings of joint venture	9,598	10,585	16,583	13,869
Equity in earnings of joint venture, net of taxes	6,735	4,228	9,487	9,256
Income from continuing operations	16,333	14,813	26,070	23,125
Income from discontinued operations, net of taxes	-	990	-	1,146
Net income	$16,333	$15,803	$26,070	$24,271

Basic earnings per share:
Income from continuing operations	$1.79	$1.64	$2.86	$2.57
Income from discontinued operations, net of taxes	-	.11	-	.13
Net income	$1.79	$1.75	$2.86	$2.70

Diluted earnings per share:
Income from continuing operations	$1.78	$1.63	$2.85	$2.55
Income from discontinued operations, net of taxes	-	.11	-	.13
Net income	$1.78	$1.74	$2.85	$2.68

Weighted-average shares (basic)	9,132,172	9,024,190	9,110,712	9,009,133
Weighted-average shares (diluted)	9,186,649	9,065,681	9,151,897	9,058,103

Cash dividends per share	$.30	$.20	$.55	$.40

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	June 1,	November 30,
(Dollars in thousands)	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$159,581	$155,433
Receivables, less allowances of $6,137 in 2008 and $6,235 in 2007	159,866	185,335
Inventories	102,421	97,717
Deferred income taxes	22,934	22,446
Prepaid expenses and other current assets	14,228	12,100

Total current assets	459,030	473,031

Investments in joint ventures
Equity method	20,112	14,677
Cost method	3,784	3,784

Property, plant and equipment
Land	39,455	35,860
Buildings	81,662	75,245
Machinery and equipment	304,074	292,563
Construction in progress	31,661	24,655

Total property, plant and equipment at cost	456,852	428,323
Accumulated depreciation	(263,218)	(254,592)

Total property, plant and equipment, net	193,634	173,731
Deferred income taxes	5,218	4,202
Goodwill and intangible assets, net of accumulated amortization of $1,206 in 2008 and $1,130 in 2007	2,190	2,243
Other assets	39,202	34,144

Total assets	$723,170	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	June 1,	November 30,
(Dollars in thousands, except per share data)	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,479	$17,055
Trade payables	47,214	45,216
Accrued liabilities	69,493	84,436
Income taxes payable	3,244	11,985

Total current liabilities	137,430	158,692

Long-term debt, less current portion	55,617	57,593
Other long-term liabilities	53,926	44,154

Total liabilities	246,973	260,439

Commitments and contingencies

Stockholders' equity
Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,179,192 shares in 2008 and 9,138,563 shares in 2007, net of treasury shares	29,796	29,623
Additional paid-in capital	51,798	46,675
Retained earnings	451,957	430,925
Accumulated other comprehensive loss	(2,620)	(9,870)
Treasury stock (2,739,300 shares in 2008 and 2,710,479 shares in 2007)	(54,734)	(51,980)

Total stockholders' equity	476,197	445,373

Total liabilities and stockholders' equity	$723,170	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 1,	May 27,
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$26,070	$24,271
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	9,688	7,773
Amortization	71	12
Earnings in excess of distributions from joint ventures	(5,435)	(3,453)
Loss/(gain) from sale of property, plant and equipment	22	(1,006)
Stock compensation expense	3,633	1,264
Other	-	1
Changes in operating assets and liabilities:
Receivables, net	28,767	(7,601)
Inventories	(2,959)	(41,799)
Prepaid expenses and other current assets	(2,021)	5,332
Other assets	(5,296)	(499)
Trade payables	838	(880)
Accrued liabilities and income taxes payable	(30,966)	23,625
Other long-term liabilities	13,456	(1,669)
Net cash provided by operating activities	35,868	5,371

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,433	3,568
Additions to property, plant and equipment	(28,638)	(23,694)
Net cash used in investing activities	(27,205)	(20,126)

FINANCING ACTIVITIES
Issuance of debt	-	1,099
Repayment of debt	(4,001)	(2,644)
Dividends on common stock	(5,038)	(3,639)
Issuance of common stock	810	511
Excess tax benefits related to stock-based compensation	1,251	1,955
Purchase of treasury stock	(2,754)	(1,595)
Net cash used in financing activities	(9,732)	(4,313)

Effect of exchange rate changes on cash and cash equivalents	5,217	574
Net change in cash and cash equivalents	4,148	(18,494)
Cash and cash equivalents at beginning of period	155,433	139,479

Cash and cash equivalents at end of period	$159,581	$120,985

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of June 1, 2008, and consolidated results of operations and cash flows for the six months ended June 1, 2008.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended June 1, 2008 and May 27, 2007 consisted of 91 days each.  The six months ended June 1, 2008 and May 27, 2007 consisted of 184 days and 178 days, respectively.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 is effective for the current year and was adopted by the Company as of December 1, 2007.  Further information about the application of FIN No. 48 may be found in Note 17, herein.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) Nos. 157-1 and 157-2.  FSP No. 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157, as amended, effective December 1, 2007 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.  See Note 18, “Fair Value Measurements,” for further discussion.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting For Postretirement Benefits Other Than Pensions.”  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is evaluating whether the adoption of EITF Issue No. 06-4 will have a material effect on its consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  SFAS No. 159 also provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for the current year and was adopted by the Company as of December 1, 2007.  The Company elected not to exercise the fair value irrevocable option.  The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS No. 141(R) requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS No. 141(R) before that date.  The first such reporting period for the Company will be 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The first such reporting period for the Company will be 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company is evaluating when to adopt SFAS No. 161, with adoption by the Company required in 2009.

NOTE 3 – DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  Certain real properties that were used in the Coatings Business were excluded from the sale.  During the second quarter of 2007, one of the properties was sold for a gain of $990,000, net of taxes.  During the first quarter of 2007, the Company recognized $156,000 of research and development tax credits related to the Coatings Business.  The tax credits were attributable to the retroactive application of tax legislation enacted in 2007.

The results of discontinued operations were as follows:
	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands)	2008	2007	2008	2007
Tax credits from discontinued operations	$-	$-	$-	$156
Gain on sale of discontinued operations, net of taxes	-	990	-	990
Income from discontinued operations, net of taxes	$-	$990	$-	$1,146

Income from discontinued operations, net of taxes, was $.11 per diluted share and $.13 per diluted share, for the three and six months ended May 27, 2007, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

 NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	June 1,	November 30,
(In thousands)	2008	2007
Trade	$143,478	$156,562
Joint ventures	1,832	2,714
Other	20,693	32,294
Allowances	(6,137)	(6,235)
	$159,866	$185,335

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $33,820,000 and $45,578,000 at June 1, 2008 and November 30, 2007, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	June 1,	November 30,
(In thousands)	2008	2007
Finished products	$42,231	$41,580
Materials and supplies	22,464	28,246
Products in process	37,726	27,891
	$102,421	$97,717

NOTE 6 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Six Months Ended
	June 1,	May 27,
(In thousands)	2008	2007
Interest paid	$1,181	$1,005
Income taxes paid	8,588	16,612

NOTE 7 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands)	2008	2007	2008	2007
Net sales	$135,742	$71,449	$218,458	$147,871

Gross profit	28,976	19,120	42,799	40,910

Net income	14,900	9,539	20,989	20,875

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands)	2008	2007	2008	2007
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$7,450	$4,770	$10,495	$10,438
Less provision for income taxes	(715)	(542)	(1,008)	(1,182)
Equity in earnings of TAMCO, net of taxes	$6,735	$4,228	$9,487	$9,256
Dividends received from joint ventures
TAMCO	$4,510	$6,985	$5,060	$6,985
ASAL	-	-	1,496	-
BL	-	-	-	-

Earnings from ASAL and BL, if any, are included in other income, net.

NOTE 8 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented.  Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  Outstanding common stock equivalents, consisting of 42,520 and 30,967 restricted shares and options to purchase 45,802 and 90,000 common shares, were dilutive for the six months ended June 1, 2008 and May 27, 2007, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands, except per share data)	2008	2007	2008	2007
Numerator:
Income from continuing operations	$16,333	$14,813	$26,070	$23,125
Income from discontinued operations, net of taxes	-	990	-	1,146
Net income	$16,333	$15,803	$26,070	$24,271

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,132,172	9,024,190	9,110,712	9,009,133

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,132,172	9,024,190	9,110,712	9,009,133
Dilutive effect of stock options and restricted stock	54,477	41,491	41,185	48,970
Weighted-average shares outstanding, diluted	9,186,649	9,065,681	9,151,897	9,058,103

Basic net income per share:
Income from continuing operations	$1.79	$1.64	$2.86	$2.57
Income from discontinued operations, net of taxes	-	.11	-	.13
Net income	$1.79	$1.75	$2.86	$2.70

Diluted net income per share:
Income from continuing operations	$1.78	$1.63	$2.85	$2.55
Income from discontinued operations, net of taxes	-	.11	-	.13
Net income	$1.78	$1.74	$2.85	$2.68

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income was as follows:
	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands)	2008	2007	2008	2007
Net income	$16,333	$15,803	$26,070	$24,271
Foreign currency translation adjustment	2,448	1,362	7,250	2,780
Comprehensive income	$18,781	$17,165	$33,320	$27,051

NOTE 10 – DEBT

The Company's long-term debt consisted of the following:

	June 1,	November 30,
(In thousands)	2008	2007
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$20,000	$20,000
4.25%, payable in Singapore dollars, in annual principal installments of $7,479	37,396	35,274
Variable-rate industrial development bonds:
payable in 2016 (1.90% at June 1, 2008)	7,200	7,200
payable in 2021 (1.90% at June 1, 2008)	8,500	8,500
Variable-rate bank revolving credit facility	-	3,674
Total long-term debt	73,096	74,648
Less current portion	(17,479)	(17,055)
Long-term debt, less current portion	$55,617	$57,593

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirements to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of June 1, 2008.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeded such short-term borrowings at November 30, 2007.  Accordingly, amounts due under these bank facilities are classified as long-term debt and are considered payable when the Revolver is due.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 11 – SEGMENT INFORMATION

The Company provides certain information about operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  In accordance with SFAS No. 131, the Company determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  In prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold effective August 1, 2006.  The results from this segment are reported as discontinued operations for all reporting periods.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products.  The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature are not allocated to the reportable segments, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes.

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Six Months Ended
	June 1,	May 27,	June 1,	May 27,
(In thousands)	2008	2007	2008	2007
Sales
Fiberglass-Composite Pipe	$69,388	$61,120	$135,231	$107,629
Water Transmission	44,026	43,258	85,010	72,851
Infrastructure Products	46,791	53,645	90,119	98,932
Eliminations	(412)	(1,267)	(798)	(2,301)
Total Sales	$159,793	$156,756	$309,562	$277,111

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$17,865	$16,739	$34,500	$25,738
Water Transmission	(1,775)	800	(5,714)	(3,331)
Infrastructure Products	6,640	10,004	12,934	16,731
Corporate and unallocated	(8,274)	(11,803)	(16,639)	(18,560)
Total Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$14,456	$15,740	$25,081	$20,578

	June 1,	November 30,
(In thousands)	2008	2007
Assets
Fiberglass-Composite Pipe	$300,704	$260,567
Water Transmission	219,701	218,247
Infrastructure Products	110,103	103,993
Corporate and unallocated	245,368	226,383
Eliminations	(152,706)	(103,378)
Total Assets	$723,170	$705,812

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of June 1, 2008, the Company was a defendant in asbestos-related cases involving 29 claimants, compared to 25 claimants as of March 2, 2008.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 1, 2008, there were new claims involving seven claimants, dismissals and/or settlements involving three claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended June 1, 2008 in connection with asbestos-related claims.

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

	Six Months Ended
	June 1,	May 27,
(In thousands)	2008	2007
Balance, beginning of period	$3,590	$3,146
Payments	(534)	(674)
Warranties issued during the period	(676)	912
Balance, end of period	$2,380	$3,384

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
		Foreign
		Currency
	November 30,	Translation	June 1,
(In thousands)	2007	Adjustments	2008
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	392	9	401
Infrastructure Products	201	-	201
	$2,033	$9	$2,042

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	June 1, 2008		November 30, 2007
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$113	$(104)	$113	$(101)
Non-compete agreements	300	(176)	299	(163)
Patents	212	(212)	212	(212)
Other	94	(79)	79	(17)
	$719	$(571)	$703	$(493)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three and six months ended June 1, 2008 was $33,000 and $71,000, respectively.  Amortization expense for the three and six months ended May 27, 2007 was $6,000 and $12,000, respectively.  At June 1, 2008, estimated future amortization expense was as follows: $23,000 for the remaining six months of 2008, $44,000 for 2009, $33,000 for 2010, $33,000 for 2011, and $15,000 for 2012.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – INCENTIVE STOCK COMPENSATION PLANS

As of June 1, 2008, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the six months ended June 1, 2008, the Company granted 3,802 stock options to non-employee directors with a fair value on the grant date of $101,000.  The Company also granted 7,200 restricted shares to non-employee directors with a fair value on the grant dates of $675,000 and 19,000 restricted shares to key employees with fair value on the grant dates of  $1,976,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At June 1, 2008, there were 13,000 shares subject to such stock options.

The Company's income from continuing operations before income taxes and equity in earnings of joint venture for the three months ended June 1, 2008 and May 27, 2007 included compensation expense of $1,777,000 and $780,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $693,000 and $304,000, respectively.  For the six months ended June 1, 2008 and May 27, 2007 included compensation expense of $3,633,000 and $1,264,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $1,417,000 and $493,000, respectively.  There were no capitalized share-based compensation costs for the three and six months ended June 1, 2008 and May 27, 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table summarizes the stock option activity for the six months ended June 1, 2008:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2007	67,250	$28.77
Granted	3,802	101.23
Exercised	(25,250)	29.60
Outstanding at June 1, 2008	45,802	25.92	4.64	$3,680

Options exercisable at June 1, 2008	40,500	28.08	4.08	$3,507

For the three and six months ended June 1, 2008, 3,802 options were granted; and no options were forfeited or expired.  For the three and six months ended May 27, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the second quarter of 2008 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised during the three and six months ended June 1, 2008 were $87,000 and $1,789,000, respectively.  The aggregate intrinsic value of stock options exercised during the three and six months ended May 27, 2007 were $ 375,000 and $1,550,000, respectively.  As of June 1, 2008, unrecognized compensation cost related to stock-based compensation arrangements totaled $8,607,000, which is expected to be recognized over a weighted-average period of three years.

For the three and six months ended June 1, 2008, 10,200 and 26,200 shares of restricted stock, respectively, were granted.  The weighted-average grant-date, fair value of such restricted stock was $99.21 and $101.70 per share, respectively.  The fair value of restricted stock, which vested during the three and six months ended June 1, 2008, was $356,000 and $5,844,000, respectively.  For the three and six months ended May 27, 2007, 6,000 and 34,550 shares of restricted stock, respectively, were granted.  The weighted-average grant-date, fair value of such restricted stock was $56.18 and $76.47 per share, respectively.  The fair value of restricted stock, which vested during the three and six months ended May 27, 2007, was $1,238,000 and $3,562,000, respectively.

Cash proceeds from the exercise of stock options during the three and six months ended June 1, 2008 were $50,000 and $810,000, respectively.  Cash proceeds from the exercise of stock options during the three and six months ended May 27, 2007 were $106,000 and $511,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 16 – EMPLOYEE BENEFIT PLANS

For the three and six months ended June 1, 2008 and May 27, 2007, net pension and postretirement costs were comprised of the following:

Employee Benefits (Three Months Ended June 1, 2008 and May 27, 2007)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$757	$732	$109	$132	$24	$22
Interest cost	2,871	2,795	638	565	52	51
Expected return on plan assets	(3,900)	(3,543)	(429)	(420)	(8)	(9)
Amortization of unrecognized
prior service cost	28	28	76	70	5	5
Amortization of unrecognized
net transition obligation	-	-	-	38	12	12
Amortization of accumulated loss	233	976	-	-	3	4
Net periodic cost	$(11)	$988	$394	$385	$88	$85

Employee Benefits (Six Months Ended June 1, 2008 and May 27, 2007)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$1,514	$1,464	$218	$264	$48	$44
Interest cost	5,742	5,590	1,276	1,130	105	102
Expected return on plan assets	(7,800)	(7,086)	(858)	(840)	(16)	(18)
Amortization of unrecognized
prior service cost	56	56	152	140	10	10
Amortization of unrecognized
net transition obligation	-	-	-	76	23	24
Amortization of accumulated loss	466	1,952	-	-	6	8
Net periodic cost	$(22)	$1,976	$788	$770	$176	$170

The Company contributed $1,063,000 to the non-U.S. defined benefit pension plans and made no payment to its U.S. defined benefit pension plan in the first six months of 2008.  Based on current actuarial projections, the Company anticipates that the funded status of the U.S. pension plan will be sufficient so that the Company will not be required to make contributions in 2008 under the funding regulations of the Pension Protection Act of 2006 (“PPA”).  However, the Company expects to contribute approximately $3,000,000 to its U.S. defined benefit pension plan and an additional $360,000 to the non-U.S. pension plans during the remainder of fiscal year 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 17 – PROVISION FOR INCOME TAXES

Income taxes decreased to $5,000,000 in the second quarter of 2008, from $5,137,000 in the same period of 2007.  Income taxes increased to $8,929,000 in the first six months of 2008, from $7,057,000 in the comparable period in 2007.  The effective tax rate on income from continuing operations increased to 35.0% in 2008, from 33.7% in 2007.  The effective tax rate for the first half of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first half of 2008 is not necessarily indicative of the tax rate for the full fiscal year.

Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption of FIN No. 48, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment is not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of FIN No. 48 did not require a cumulative adjustment to the opening balance of retained earnings.

At December 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $13,102,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,836,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  There have been no material changes to these amounts during the quarter or six months ended June 1, 2008.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain federal and state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,887,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,415,000 were recorded as a liability in the Company’s consolidated balance sheet at December 1, 2007.  There were no material changes to these amounts during the quarter or six months ended June 1, 2008.

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

NOTE 18 – FAIR VALUE MEASUREMENTS

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

Level 2
Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.  Level 2 includes those financial instruments that are valued using models or other valuation methodologies.  These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.  Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards, options and repurchase agreements.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 1, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$13	$-	$13
Total liabilities	$-	$13	$-	$13

Derivatives

The Company’s subsidiaries conduct business in several countries where transactions are completed in currencies other than the U.S. dollar.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss to cash flows due to exchange rates, the Company uses foreign currency derivatives.  As of June 1, 2008, the Company held 19 foreign currency forward contracts in the amount of $10,000,000 U.S. dollars, hedging Singapore dollars.  As of June 1, 2008, such instruments had a fair value loss of $13,000 based on quotations from the financial institutions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron" or the "Company") is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials and products used in infrastructure and energy projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

During the third quarter of 2006, the Company sold its Performance Coatings & Finishes business ("Coatings Business").  The results from this segment are reported as discontinued operations for all the reporting periods.  Accordingly, the following discussions generally reflect summary results from continuing operations unless otherwise noted.  However, the net income and net income per share discussions include the impact of discontinued operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Liquidity and Capital Resources and Results of Operations are based upon the Company's consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires Management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities during the reporting periods.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates.

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part I, Item 1 in the Company’s report on Form 10-K for fiscal year ended November 30, 2007.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of Ameron International Corporation and all wholly-owned subsidiaries.  All material intercompany accounts and transactions are eliminated.  The functional currencies for the Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss).  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive income/(loss).  The timing of repayments of intercompany advances could materially impact the Company's consolidated financial statements.  Additionally, earnings of foreign subsidiaries are often permanently reinvested outside the U.S.  Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability.  Gains or losses resulting from foreign currency transactions are included in other income, net.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Revenue for the Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage-of-completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is determined by multiplying total estimated contract revenue by the percentage-of-completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage-of-completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other two segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts are received or awarded with recognition based on the percentage-of-completion methodology.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover a portion of the losses in excess of the self-insured limits.  Currently, the Company's primary self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company classifies fair value balances based on the observability of those inputs.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  A liability is recorded for the difference between the benefit recognized and measured pursuant to FIN No. 48 and tax position taken or expected to be taken on the tax return.  To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

As of June 1, 2008, the Company's working capital, including cash and cash equivalents, totaled $321.6 million, an increase of $7.3 million from working capital of $314.3 million as of November 30, 2007.  Higher working capital resulted primarily from a decrease in accrued wages, employee benefits, and taxes payable and an increase in cash and inventory, offset by a decrease in receivables.  Cash and cash equivalents totaled $159.6 million as of June 1, 2008, compared to $155.4 million as of November 30, 2007.

For the six months ended June 1, 2008, net cash of $35.9 million was generated from operating activities, compared to $5.4 million in the similar period in 2007.  The higher operating cash flow in 2008 was primarily due to higher earnings, excluding non-cash items and asset sales, and a net change in operating assets and liabilities.  In the six months ended June 1, 2008, the Company's cash provided by operating activities included net income of $26.1 million, plus non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $8.0 million, plus changes in operating assets and liabilities of $1.8 million.  In the six months ended May 27, 2007, the Company’s cash from operating activities included net income of $24.3 million, plus similar non-cash adjustments of $5.6 million, and less gain from sale of property, plant and equipment of $1.0 million and changes in operating assets and liabilities of $23.5 million.  The non-cash adjustments in 2008 were higher due primarily to higher depreciation and stock compensation expense, offset by higher equity in earnings of TAMCO in excess of dividends received from TAMCO.  The positive change in operating assets and liabilities in 2008 was primarily due to a decrease of receivables partially offset by a reduction in liabilities in 2008 and an increase of inventories offset by a decrease in accrued liabilities in 2007.

Net cash used in investing activities totaled $27.2 million in six months ended June 1, 2008, compared to $20.1 million used in the six months ended May 27, 2007.  Net cash used in investing activities during the first half of 2008 consisted of capital expenditures of $28.6 million, compared to $23.7 million in the same period of 2007.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2008 and 2007.  Capital expenditures for both years also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers.  During the year ending November 30, 2008, the Company anticipates spending between $50 and $80 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $9.7 million during the six months ended June 1, 2008, compared to $4.3 million used in the six months ended May 27, 2007.  Net cash used in 2008 consisted of net repayment of debt of $4.0 million, payment of Common Stock dividends of $5.0 million and treasury stock purchases of $2.8 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.   Net cash used in 2007 consisted of net repayment of debt of $1.5 million, payment of Common Stock dividends of $3.6 million and treasury stock purchases of $1.6 million.   In 2007, the Company received $.5 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The Company's lending agreements contain various restrictive covenants, including the requirements to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $174.4 million as of June 1, 2008. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At June 1, 2008, the Company maintained a consolidated leverage ratio of .75 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At June 1, 2008, qualifying tangible assets equaled 2.78 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At June 1, 2008, the Company maintained such a fixed charge coverage ratio of 3.51 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $36.0 million of retained earnings was not restricted, at June 1, 2008, as to the declaration of cash dividends or the repurchase of Company stock.  At June 1, 2008, the Company was in compliance with all covenants.

At June 1, 2008, the Company had total debt outstanding of $73.1 million, compared to $74.6 million at November 30, 2007, and approximately $116.5 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2008 were $74.5 million and $73.6 million, respectively.

The Company contributed $1.1 million to the non-U.S. defined benefit pension plans and did not contribute to the U.S. defined benefit pension plan during the first half of 2008.  The Company expects to contribute approximately $3.0 million to its U.S. defined benefit pension plan and an additional $.4 million to the non-U.S. pension plans during the remainder of fiscal year 2008.

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

The Company's contractual obligations and commercial commitments at June 1, 2008 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$73,096	$17,479	$24,958	$14,959	$15,700

Interest payments on debt (a)	8,902	1,649	3,891	1,549	1,813

Operating leases	38,316	4,543	8,417	3,943	21,413

Purchase obligations (b)	709	709	-	-	-

Uncertain tax positions	702	702	-	-	-

Total contractual obligations (c)	$121,725	$25,082	$37,266	$20,451	$38,926

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (d)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (c)	$2,100	$2,100	$-	$-	$-

(a) Future interest payments related to debt obligations, excluding the Revolver and the industrial development bonds.
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

RESULTS OF OPERATIONS: 2008 COMPARED WITH 2007

General

Income from continuing operations totaled $16.3 million, or $1.78 per diluted share, on sales of $159.8 million in the quarter ended June 1, 2008, compared to income from continuing operations of $14.8 million, or $1.63 per diluted share, on sales of $156.8 million in the same period in 2007.  The Fiberglass-Composite Pipe Group had higher sales and profits due primarily to improved market conditions.  The Water Transmission Group had higher sales and continuing losses due principally to the start-up costs of wind-tower production and uneven pipe plant utilization due to soft pipe market conditions.   The Infrastructure Products Group had lower sales and income due primarily to the decline in pole sales associated with weak residential construction throughout the U.S.  Income from continuing operations was higher in 2008 despite a decline in profits from consolidated operations due to higher earnings from TAMCO, the Company’s 50%-owned steel venture in California.

Income from continuing operations totaled $26.1 million, or $2.85 per diluted share, on sales of $309.6 million in the six months ended June 1, 2008, compared to income from continuing operations of $23.1 million, or $2.55 per diluted share, on sales of $277.1 million in the same period in 2007.  The Fiberglass-Composite Pipe Group had higher sales and income due to continued strength in all markets.  The Water Transmission Group had higher sales and larger losses due to the timing of pipe projects and the start-up costs of wind-tower production.  Income from continuing operations was higher in 2008 due primarily to the strong results of the Fiberglass-Composite Pipe Group.  Equity in earnings of TAMCO increased by $.2 million in the first half of 2008, compared to the same period in 2007.

Income from discontinued operations, net of taxes, totaled $1.0 million, or $.11 per diluted share in the quarter, and $1.1 million, or $.13 per diluted share, in the six months ended May 27, 2007.  During the second quarter of 2007, one of the retained properties formerly used by the Coatings Business, was sold for a net gain of $1.0 million.  In addition to the gain on the sale of the property, during the first quarter of 2007, the Company recognized $.2 million of research and development tax credits that related to the Coatings Business.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.

Sales

Sales increased $3.0 million in the second quarter of 2008, compared to the similar period in 2007.  Year-to-date sales in 2008 increased $32.5 million, compared to the first six months of 2007.  The Fiberglass-Composite Pipe and Water Transmission Groups had higher sales, while the Infrastructure Products Group had lower sales in the second quarter and the first half of 2008.  Sales increased due to improved demand, price increases and continued growth in large-diameter wind-tower sales.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe's sales increased $8.3 million, or 13.5%, in the second quarter and $27.6 million, or 25.6%, in the first six months of 2008, compared to the similar periods in 2007.  Sales from Asian operations increased $6.6 million and $13.5 million, respectively, in the second quarter and first six months of 2008, driven by increased activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales from European operations decreased $2.0 million and increased $2.0 million, respectively, in the second quarter and first six months of 2008.  The second-quarter decline was related to the timing of orders, while the first half increase was due to foreign exchange.  Sales in the U.S. decreased $1.6 and increased $2.0 million, respectively, in the second quarter and first six months of 2008.  The second-quarter decline was related to a large industrial project in 2007 that did not repeat in 2008.  The Brazilian business acquired in October 2007 contributed sales of $5.2 million and $10.0 million, respectively, for the second quarter and first six months of 2008, due to strong demand for water and industrial piping in Brazil.  The demand for on-shore oilfield, offshore, industrial and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

The Water Transmission Group's sales increased $.8 million, or 1.8%, in the second quarter and $12.2 million, or 16.7%, in the first six months of 2008, compared to the similar periods in 2007.  The first-half sales increase was driven by the Company’s entry into the market for large-diameter wind towers and operations in South America in 2008 which benefited from increased demand for water pipe in Colombia, offsetting a decline of domestic sales of water pipe.  The Group continued to be impacted by the sluggish pipe market in the western U.S. and the timing of projects.  The market for wind towers is expected to remain strong, while the water infrastructure market in the western U.S. is expected to improve later in 2008 and 2009.

Infrastructure Products' sales decreased $6.9 million, or 12.8%, in the second quarter and $8.8 million, or 8.9%, in the first six months of 2008, compared to the similar periods in 2007.  The Company’s Hawaiian division had higher sales in the second quarter and first half due to improved pricing and the governmental and commercial construction on Oahu and Maui.  Pole Products was impacted by the decline in the U.S. residential construction markets which resulted in a reduction in demand for concrete lighting poles in the second quarter and first half.  Sales of steel poles for highway and traffic applications also decreased.   The housing market remains soft, primarily impacting the demand for concrete poles; and the residential construction markets in Hawaii are also beginning to soften, while other markets in Hawaii remain steady.

Gross Profit

Gross profit in the second quarter of 2008 was $39.7 million, or 24.9% of sales, compared to $40.8 million, or 26.0% of sales, in the second quarter of 2007. Year-to-date gross profit in 2008 was $73.2 million, or 23.6% of sales, compared to $66.1 million, or 23.8% of sales, in the similar period of 2007.  Gross profit decreased $1.0 million and increased $7.1 million, respectively, in the second quarter and the first six months of 2008, compared to the similar periods in 2007.  The first-half increase was due primarily to higher sales.  The second-quarter gross profit and margin decreases were related to under utilization of pole and water pipe production and competitive pricing pressures caused by soft market conditions.

Fiberglass-Composite Pipe Group's gross profit increased $3.6 million in the second quarter and $13.4 million in the first six months of 2008, compared to the similar periods in 2007.  Profit margins were 37.3% in the second quarter and 36.9% in the first six months of 2008, compared to 36.4% in the second quarter and 33.9% in the first six months of 2007.  Margins were higher in 2008 due to improvements in product and market mix and selling price increases.  Higher sales generated additional gross profit of $3.0 million and $9.3 million, respectively, in the second quarter and the first six months of 2008, while favorable product mix generated additional gross profit of $.6 million and $4.1 million, respectively, in the second quarter and the first six months of 2008.

Water Transmission Group's gross profit decreased $2.2 million in the second quarter and $4.2 million in the first six months of 2008, compared to the similar periods in 2007.  Profit margins were 7.1% in the second quarter and 2.7% in the first six months of 2008, compared to 12.3% in the second quarter and 8.9% in the first six months of 2007.  Increased sales generated additional gross profit of $.1 million in the second quarter and $1.1 million in the first six months of 2008.   Margins were unfavorably impacted by the mix of contracts, , start-up costs associated with the introduction of wind towers, lower efficiencies due to lower pipe sales and pricing pressures due to market conditions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross profit in the Infrastructure Products Group decreased $3.5 million in the second quarter and $4.2 million in the first six months of 2008, compared to the similar periods in 2007.  Profit margins were 22.5% in the second quarter and the first six months of 2008, compared to 26.1% and 24.8%, respectively, for the similar periods in 2007.  Margins were lower in 2008 due to lower pole sales volumes and plant utilization and pricing pressures due to market conditions.  Lower sales negatively impacted gross profit by $1.8 million and $2.2 million, respectively, in the second quarter and the first six months of 2008, while unfavorable plant utilization decreased gross profit by $1.7 million and $2.0 million, respectively, in the second quarter and the first six months of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.9 million, or 16.2% of sales, in the second quarter of 2008, compared to $26.0 million, or 16.6% of sales, in the second quarter of 2007.  In the six months ended June 1, 2008, SG&A expenses totaled $51.7 million, or 16.7% of sales, compared to $47.5 million, 17.1% of sales in the same period in 2007.  The $4.2 million increase in the first half was due in part to higher stock compensation expense and sales commissions related to higher sales.

Other Income, Net

Other income totaled $.6 million in the second quarter of 2008, a decrease of $.4 million, compared to other income in the second quarter of 2007.  Other income was $3.6 million in the six months ended June 1, 2008, an increase of $1.6 million, compared to other income in the similar period of 2007.  The six-month increase was due primarily to dividend income received from the Company’s concrete pipe joint venture, Ameron Saudi Arabia, Ltd., of $1.5 million.  Other income included royalties and fees from licensees, foreign currency transaction adjustments and other miscellaneous income.

Interest

Interest income was flat at $1.0 million in the second quarter of 2008, compared to the second quarter of 2007.  Interest income was $2.2 million in the six months ended June 1, 2008, a decrease of $.2 million compared to the similar period in 2007.  The decrease was due primarily to lower interest rates on short-term investments.  Interest expense was $.9 million in the second quarter of 2008, compared to $1.0 million, in the second quarter of 2007.  In the six months ended June 1, 2008, interest expense totaled $1.8 million, compared to $2.1 million in the same period in 2007.  The decrease in interest expense was due to lower debt levels.

Provision for Income Taxes

Income taxes decreased to $5.0 million in the second quarter of 2008, from $5.1 million in the same period in 2007. Income taxes increased to $8.9 million in the first six months of 2008, from $7.1 million in the comparable period in 2007. The effective tax rate increased to 35.0% in first six months of 2008, from 33.7% in the same period of 2007. The effective tax rate in the first six months of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings. Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate in the first six months of 2008 is not necessarily indicative of the effective tax rate for the full fiscal year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture totaled to $6.7 million in the second quarter of 2008, compared to $4.2 million in the second quarter of 2007.  Equity income was $9.5 million in the first six months of 2008, compared to $9.3 million in the same period of 2007. Equity income increased due to TAMCO, Ameron's 50%-owned mini-mill in California.  TAMCO's profits in the second quarter and first six months of 2008 rose due to increased demand for steel rebar and higher selling prices.  The level of foreign imports into TAMCO’s western U.S. markets declined due to the weakness of the U.S. dollar. In addition, selling prices have kept pace with higher scrap costs.  The outlook for TAMCO remains positive.

Income from Discontinued Operations, Net of Taxes

During the second quarter of 2007, the Company recognized a gain of $1.0 million on the sale of property which was formerly used by the Coatings Business.  In the six months ended May 27, 2007, in addition to the gain on the sale of the property, the Company recognized $.2 million of research and development tax credits that related to the Coatings Business.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.

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

Based on their evaluation as of June 1, 2008, the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter covered by this report that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits. These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products. Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims. Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies." The Company continues to vigorously defend all such lawsuits. As of June 1, 2008, the Company was a defendant in asbestos-related cases involving 29 claimants, compared to 25 claimants as of March 2, 2008.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended June 1, 2008, there were new claims involving seven claimants, dismissals and/or settlements involving three claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended June 1, 2008 in connection with asbestos-related claims.

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

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
3/3/08 thru 3/30/08	-	$-	-	37,933
3/31/08 thru 5/4/08	-	-	-	37,933
5/5/08 thru 6/1/08	-	-	-	39,006

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 26, 2008, and the results were as follows:

Election of Directors

	Votes Cast	Votes
	For	Withheld
James S. Marlen	7,619,283	134,640
David Davenport	5,652,090	2,101,833

Other directors whose terms of office continued after the meeting are:  J. Michael Hagan, Terry L. Haines, William D. Horsfall, John E. Peppercorn and Dennis C. Poulsen.

Ratification of Independent Registered Public Accounting Firm

Ratification of PricewaterhouseCoopers LLP, as independent registered public accounting firm:	Votes
For:	7,638,830
Against:	95,949
Abstentions:	19,143

Approval of Amended and Restated Key Executive Long-Term Cash Incentive Plan

Votes
For:	6,525,270
Against:	206,399
Abstentions:	1,022,253

Ratification of the Rights Agreement

Votes
For:	2,263,785
Against:	4,144,791
Abstentions:	51,106

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2007 Annual Report.

ITEM 6 – EXHIBITS

EXHIBIT	EXHIBITS OF AMERON
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 29, 2005)
3.2	Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K dated June 26, 2008)
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

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

Date: June 26, 2008