Form 10-Q
period 2008-08-31
AMERON INTERNATIONAL CORP
filed 2008-09-29
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,181,192 on August 31, 2008.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 31, 2008

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Sales	$170,107	$165,048	$479,669	$442,159
Cost of sales	(132,652)	(128,047)	(369,016)	(339,076)
Gross profit	37,455	37,001	110,653	103,083

Selling, general and administrative expenses	(25,795)	(21,669)	(77,462)	(69,128)
Other income, net	2,252	1,760	5,802	3,715
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	13,912	17,092	38,993	37,670
Interest (expense)/income, net	(19)	62	412	410
Income from continuing operations before income taxes and equity in earnings of joint venture	13,893	17,154	39,405	38,080
Provision for income taxes	(3,079)	426	(12,008)	(6,631)
Income from continuing operations before equity in earnings of joint venture	10,814	17,580	27,397	31,449
Equity in earnings of joint venture, net of taxes	4,184	3,079	13,671	12,335
Income from continuing operations	14,998	20,659	41,068	43,784
Income from discontinued operations, net of taxes	-	463	-	1,609
Net income	$14,998	$21,122	$41,068	$45,393

Basic earnings per share:
Income from continuing operations	$1.64	$2.28	$4.50	$4.85
Income from discontinued operations, net of taxes	-	.05	-	.18
Net income	$1.64	$2.33	$4.50	$5.03

Diluted earnings per share:
Income from continuing operations	$1.63	$2.27	$4.48	$4.83
Income from discontinued operations, net of taxes	-	.05	-	.18
Net income	$1.63	$2.32	$4.48	$5.01

Weighted-average shares (basic)	9,134,672	9,044,129	9,118,768	9,020,798
Weighted-average shares (diluted)	9,208,536	9,089,574	9,171,103	9,068,593

Cash dividends per share	$.30	$.25	$.85	$.65

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	August 31,	November 30,
(Dollars in thousands)	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$158,277	$155,433
Receivables, less allowances of $6,452 in 2008 and $6,235 in 2007	171,600	185,335
Inventories	97,253	97,717
Deferred income taxes	23,062	22,446
Prepaid expenses and other current assets	12,232	12,100

Total current assets	462,424	473,031

Investments in joint ventures
Equity method	18,989	14,677
Cost method	3,784	3,784

Property, plant and equipment
Land	38,933	35,860
Buildings	82,922	75,245
Machinery and equipment	302,587	292,563
Construction in progress	38,747	24,655

Total property, plant and equipment at cost	463,189	428,323
Accumulated depreciation	(260,114)	(254,592)

Total property, plant and equipment, net	203,075	173,731
Deferred income taxes	5,260	4,202
Goodwill and intangible assets, net of accumulated amortization of $1,215 in 2008 and $1,130 in 2007	2,181	2,243
Other assets	39,069	34,144

Total assets	$734,782	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	August 31,	November 30,
(Dollars in thousands, except per share data)	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,196	$17,055
Trade payables	53,329	45,216
Accrued liabilities	74,404	84,436
Income taxes payable	-	11,985

Total current liabilities	144,929	158,692

Long-term debt, less current portion	54,486	57,593
Other long-term liabilities	52,009	44,154

Total liabilities	251,424	260,439

Commitments and contingencies

Stockholders' equity
Common stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,181,192 shares in 2008 and 9,138,563 shares in 2007, net of treasury shares	29,801	29,623
Additional paid-in capital	53,069	46,675
Retained earnings	464,201	430,925
Accumulated other comprehensive loss	(8,979)	(9,870)
Treasury stock (2,739,300 shares in 2008 and 2,710,479 shares in 2007)	(54,734)	(51,980)

Total stockholders' equity	483,358	445,373

Total liabilities and stockholders' equity	$734,782	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	August 31,	August 26,
(Dollars in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$41,068	$45,393
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	14,733	11,958
Amortization	82	19
Earnings in excess of distributions from joint ventures	(4,316)	(2,927)
Loss/(gain) from sale of property, plant and equipment	15	(44)
Gain from sale of discontinued operations	-	(1,453)
Stock compensation expense	4,873	1,793
Other	-	(166)
Changes in operating assets and liabilities:
Receivables, net	15,168	1,032
Inventories	3,194	(34,191)
Prepaid expenses and other current assets	(163)	2,455
Other assets	(5,500)	(2,674)
Trade payables	7,802	(5,721)
Accrued liabilities and income taxes payable	(24,490)	7,936
Other long-term liabilities	7,048	(4,045)
Net cash provided by operating activities	59,514	19,365

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,290	385
Proceeds from sale of discontinued operations	-	5,910
Additions to property, plant and equipment	(44,539)	(33,301)
Net cash used in investing activities	(43,249)	(27,006)

FINANCING ACTIVITIES
Issuance of debt	-	1,036
Repayment of debt	(4,073)	(2,665)
Dividends on common stock	(7,792)	(5,924)
Issuance of common stock	846	1,136
Excess tax benefits related to stock-based compensation	1,251	1,955
Purchase of treasury stock	(2,754)	(1,595)
Net cash used in financing activities	(12,522)	(6,057)

Effect of exchange rate changes on cash and cash equivalents	(899)	782
Net change in cash and cash equivalents	2,844	(12,916)
Cash and cash equivalents at beginning of period	155,433	139,479

Cash and cash equivalents at end of period	$158,277	$126,563

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of August 31, 2008, and consolidated results of operations and cash flows for the nine months ended August 31, 2008.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended August 31, 2008 and August 26, 2007 consisted of 91 days each.  The nine months ended August 31, 2008 and August 26, 2007 consisted of 275 days and 269 days, respectively.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2007 ("2007 Annual Report").

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1 and FAS 157-2.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157, as amended, effective December 1, 2007 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.  See Note 18, herein, “Fair Value Measurements,” for further discussion.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting For Postretirement Benefits Other Than Pensions.”  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company is evaluating whether the adoption of EITF Issue No. 06-4 will have a material effect on its consolidated financial statements.  The Company will adopt EITF Issue No. 06-4 in the first quarter of the fiscal year beginning December 1, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  SFAS No. 159 also provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for the current year and was adopted by the Company as of December 1, 2007.  The Company irrevocably elected not to exercise the fair value option.  The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06–11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest, be recorded as an increase to additional paid-in capital.  The adoption of EITF Issue No. 06-11 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company will adopt EITF Issue No. 06-11 in the first quarter of the fiscal year beginning December 1, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS No. 141(R) requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS No. 141(R) before that date.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company will adopt SFAS No. 161 in the first quarter of the fiscal year beginning December 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  FSP FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008.  The Company is evaluating whether the adoption of FSP FAS 142-3 will have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 – DISCONTINUED OPERATIONS

On August 1, 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  Certain real properties that were used in the Coatings Business were excluded from the sale.  During the third quarter of 2007, two of the properties were sold for a gain of $463,000, net of taxes.  The Company recognized a gain of $1,453,000, net of taxes, on the sale of properties in the nine months ended August 26, 2007.  During the first quarter of 2007, the Company recognized $156,000 of research and development tax credits related to the Coatings Business.  The tax credits were attributable to the retroactive application of tax legislation enacted in 2007.

The results of discontinued operations were as follows:
	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(In thousands)	2008	2007	2008	2007
Tax credits from discontinued operations	$-	$-	$-	$156
Gain on sale of discontinued operations, net of taxes	-	463	-	1,453
Income from discontinued operations, net of taxes	$-	$463	$-	$1,609

Income from discontinued operations, net of taxes, was $.05 per diluted share and $.18 per diluted share, for the three and nine months ended August 26, 2007, respectively.

 NOTE 4 - RECEIVABLES

The Company’s receivables consisted of the following:
	August 31,	November 30,
(In thousands)	2008	2007
Trade	$154,780	$156,562
Joint ventures	1,829	2,714
Other	21,443	32,294
Allowances	(6,452)	(6,235)
	$171,600	$185,335

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $29,882,000 and $45,578,000 at August 31, 2008 and November 30, 2007, respectively.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:
	August 31,	November 30,
(In thousands)	2008	2007
Finished products	$42,284	$41,580
Materials and supplies	21,216	28,246
Products in process	33,753	27,891
	$97,253	$97,717

Certain steel inventories are valued using the last-in, first-out ("LIFO") method.  During 2008, inventory quantities subject to valuation using the LIFO method declined while steel prices increased sharply.  The net impact was negligible.  The decrease in cost of goods sold of approximately $5,500,000 associated with the liquidation of LIFO inventory quantities carried at historically lower costs was offset by an increase in cost of goods sold of approximately $5,500,000 due to the increase in steel prices.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:
	Nine Months Ended
	August 31,	August 26,
(In thousands)	2008	2007
Interest paid	$1,827	$2,178
Income taxes paid	14,808	19,793

NOTE 7 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(In thousands)	2008	2007	2008	2007
Net sales	$113,762	$63,251	$332,220	$211,122

Gross profit	18,721	15,064	61,520	55,974

Net income	9,258	6,944	30,247	27,819

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.  Income recognized from ASAL and BL, if any, is included in other income, net.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(In thousands)	2008	2007	2008	2007
Earnings from joint ventures
Equity in earnings of TAMCO before income taxes	$4,629	$3,472	$15,124	$13,910
Less provision for income taxes	(445)	(393)	(1,453)	(1,575)
Equity in earnings of TAMCO, net of taxes	$4,184	$3,079	$13,671	$12,335
Dividends received from joint ventures
TAMCO	$5,748	$3,998	$10,808	$10,983
ASAL	-	-	1,496	-
BL	1,227	1,254	1,227	1,254

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented.  Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the dilutive effect of outstanding stock options and restricted stock, using the treasury stock method.  Outstanding common stock equivalents, consisting of 45,520 and 62,517 restricted shares and options to purchase 43,802 and 67,250 common shares, were dilutive for the nine months ended August 31, 2008 and August 26, 2007, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Numerator:
Income from continuing operations	$14,998	$20,659	$41,068	$43,784
Income from discontinued operations, net of taxes	-	463	-	1,609
Net income	$14,998	$21,122	$41,068	$45,393

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,134,672	9,044,129	9,118,768	9,020,798

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,134,672	9,044,129	9,118,768	9,020,798
Dilutive effect of stock options and restricted stock	73,864	45,445	52,335	47,795
Weighted-average shares outstanding, diluted	9,208,536	9,089,574	9,171,103	9,068,593

Basic net income per share:
Income from continuing operations	$1.64	$2.28	$4.50	$4.85
Income from discontinued operations, net of taxes	-	.05	-	.18
Net income	$1.64	$2.33	$4.50	$5.03

Diluted net income per share:
Income from continuing operations	$1.63	$2.27	$4.48	$4.83
Income from discontinued operations, net of taxes	-	.05	-	.18
Net income	$1.63	$2.32	$4.48	$5.01

NOTE 9 – COMPREHENSIVE INCOME

Comprehensive income was as follows:
	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(In thousands)	2008	2007	2008	2007
Net income	$14,998	$21,122	$41,068	$45,393
Foreign currency translation adjustment	(6,354)	155	896	2,936
Comprehensive income from joint venture	(5)	-	(5)	-
Comprehensive income	$8,639	$21,277	$41,959	$48,329

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 10 – DEBT

The Company's long-term debt consisted of the following:
	August 31,	November 30,
(In thousands)	2008	2007
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$20,000	$20,000
4.25%, payable in Singapore dollars, in annual principal installments of $7,196, beginning November 25, 2008	35,982	35,274
Variable-rate industrial development bonds:
payable in 2016 (1.86% at August 31, 2008)	7,200	7,200
payable in 2021 (1.86% at August 31, 2008)	8,500	8,500
Variable-rate bank revolving credit facility	-	3,674
Total long-term debt	71,682	74,648
Less current portion	(17,196)	(17,055)
Long-term debt, less current portion	$54,486	$57,593

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined by the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  The lending agreements contain various restrictive covenants, including the requirements to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of August 31, 2008.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on a weekly index of tax-exempt issues plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The Company intends for short-term borrowings under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  In addition, the amount available under the Revolver exceeded such short-term borrowings at November 30, 2007.  Accordingly, amounts due under these bank facilities are classified as long-term debt and are considered payable when the Revolver is due.  No borrowings were outstanding under the Revolver as of August 31, 2008.

NOTE 11 – SEGMENT INFORMATION

The Company provides certain information about operating segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  In accordance with SFAS No. 131, the Company determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  In prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold effective August 1, 2006.  The results from this segment are reported as discontinued operations for all reporting periods.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products.  The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature are not allocated to the reportable segments, such as adjustments to reflect inventory balances of certain steel inventories under the LIFO method, certain unusual legal costs and expenses, interest expense and income taxes.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Nine Months Ended
	August 31,	August 26,	August 31,	August 26,
(In thousands)	2008	2007	2008	2007
Sales
Fiberglass-Composite Pipe	$69,956	$62,554	$205,187	$170,183
Water Transmission	53,420	48,959	138,430	121,810
Infrastructure Products	46,862	53,528	136,981	152,460
Eliminations	(131)	7	(929)	(2,294)
Total Sales	$170,107	$165,048	$479,669	$442,159

Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$22,015	$18,850	$56,515	$44,588
Water Transmission	(5,299)	(2,999)	(11,013)	(6,330)
Infrastructure Products	6,230	9,250	19,164	25,981
Corporate and unallocated	(9,034)	(8,009)	(25,673)	(26,569)
Total Income from Continuing Operations Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$13,912	$17,092	$38,993	$37,670

	August 31,	November 30,
(In thousands)	2008	2007
Assets
Fiberglass-Composite Pipe	$303,534	$260,567
Water Transmission	231,949	218,247
Infrastructure Products	112,453	103,993
Corporate and unallocated	231,384	226,383
Eliminations	(144,538)	(103,378)
Total Assets	$734,782	$705,812

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 31, 2008, the Company was a defendant in asbestos-related cases involving 31 claimants, compared to 29 claimants as of June 1, 2008.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 31, 2008, there were new claims involving five claimants, dismissals and/or settlements involving three claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended August 31, 2008 in connection with asbestos-related claims.

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

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440,000,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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
	Nine Months Ended
	August 31,	August 26,
(In thousands)	2008	2007
Balance, beginning of period	$3,590	$3,146
Payments	(626)	(775)
Warranties issued during the period	(395)	876
Balance, end of period	$2,569	$3,247

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
		Foreign
		Currency
	November 30,	Translation	August 31,
(In thousands)	2007	Adjustments	2008
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	392	10	402
Infrastructure Products	201	-	201
	$2,033	$10	$2,043

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	August 31, 2008		November 30, 2007
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$113	$(106)	$113	$(101)
Non-compete agreements	300	(182)	299	(163)
Patents	212	(212)	212	(212)
Other	93	(80)	79	(17)
	$718	$(580)	$703	$(493)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense for the three and nine months ended August 31, 2008 was $11,000 and $82,000, respectively.  Amortization expense for the three and nine months ended August 26, 2007 was $7,000 and $19,000, respectively.  At August 31, 2008, estimated future amortization expense was as follows: $11,000 in the remaining three months of 2008, $46,000 in 2009, $33,000 in 2010, $33,000 in 2011, and $15,000 in 2012.

NOTE 15 – INCENTIVE STOCK COMPENSATION PLANS

As of August 31, 2008, the Company had outstanding grants under the following share-based compensation plans:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the nine months ended August 31, 2008, the Company granted 3,802 stock options to non-employee directors with a fair value on the grant date of $101,000.  The Company also granted 7,200 restricted shares to non-employee directors with a fair value on the grant dates of $675,000 and 19,000 restricted shares to key employees with fair value on the grant dates of  $1,976,000.

In addition to the above, on January 24, 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At August 31, 2008, there were 13,000 shares subject to such stock options.

The Company's income from continuing operations before income taxes and equity in earnings of joint venture for the three months ended August 31, 2008 and August 26, 2007 included compensation expense of $1,240,000 and $529,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $484,000 and $206,000, respectively.  For the nine months ended August 31, 2008 and August 26, 2007 compensation expense was $4,873,000 and $1,793,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $1,900,000 and $699,000, respectively.  There were no capitalized share-based compensation costs for the three and nine months ended August 31, 2008 and August 26, 2007.  As of August 31, 2008, unrecognized compensation expense related to stock-based compensation arrangements totaled $6,061,000, which is expected to be recognized over a weighted-average period of three years.

The following table summarizes the stock option activity for the nine months ended August 31, 2008:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2007	67,250	$28.77
Granted	3,802	101.23
Exercised	(27,250)	28.70
Outstanding at August 31, 2008	43,802	26.31	4.56	$3,581

Options exercisable at August 31, 2008	38,500	28.64	4.00	$3,397

For the three and nine months ended August 31, 2008, 3,802 options were granted; and no options were forfeited or expired.  For the three and nine months ended August 26, 2007, no options were granted, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the third quarter of 2008 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised during the three and nine months ended August 31, 2008 were $217,000 and $2,006,000, respectively.  The aggregate intrinsic value of stock options exercised during the three and nine months ended August 26, 2007 were $ 1,500,000 and $3,050,000, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

No shares of restricted stock were granted during the third quarter of 2008, and 26,200 shares of restricted stock were granted for the nine months ended August 31, 2008.  The weighted-average grant-date, fair value of such restricted stock was $101.70 per share.  The fair value of restricted stock which vested during the nine months ended August 31, 2008 was $5,844,000.  No shares of restricted stock were granted during the third quarter of 2007.  For the nine months ended August 26, 2007, 34,550 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $76.47 per share.  The fair value of restricted stock which vested during the nine months ended August 26, 2007 was $3,562,000.

Cash proceeds from the exercise of stock options during the three and nine months ended August 31, 2008 were $36,000 and $846,000, respectively.  Cash proceeds from the exercise of stock options during the three and nine months ended August 26, 2007 were $625,000 and $1,136,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 16 – EMPLOYEE BENEFIT PLANS

For the three and nine months ended August 31, 2008 and August 26, 2007, net pension and postretirement costs were comprised of the following:

Employee Benefits (Three Months Ended August 31, 2008 and August 26, 2007)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$757	$732	$109	$132	$24	$22
Interest cost	2,871	2,795	638	565	52	51
Expected return on plan assets	(3,900)	(3,543)	(429)	(420)	(8)	(9)
Amortization of unrecognized
prior service cost	28	28	76	70	5	5
Amortization of unrecognized
net transition obligation	-	-	-	38	12	12
Amortization of accumulated loss	233	976	-	-	3	4
Net periodic cost	$(11)	$988	$394	$385	$88	$85

Employee Benefits (Nine Months Ended August 31, 2008 and August 26, 2007)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2008	2007	2008	2007	2008	2007
Service cost	$2,271	$2,196	$327	$396	$72	$66
Interest cost	8,613	8,385	1,914	1,695	157	153
Expected return on plan assets	(11,700)	(10,629)	(1,287)	(1,260)	(24)	(27)
Amortization of unrecognized
prior service cost	84	84	228	210	15	15
Amortization of unrecognized
net transition obligation	-	-	-	114	35	36
Amortization of accumulated loss	699	2,928	-	-	9	12
Net periodic cost	$(33)	$2,964	$1,182	$1,155	$264	$255

The Company contributed $1,124,000 to the non-U.S. defined benefit pension plans and $3,000,000 to its U.S. defined benefit pension plan in the first nine months of 2008.  Based on current actuarial projections, the Company anticipates that the funded status of the U.S. pension plan will be sufficient so that the Company will not be required to make contributions in 2008 under the funding regulations of the Pension Protection Act of 2006 (“PPA”).  However, the Company expects to contribute an additional $61,000 to the non-U.S. pension plan during the remainder of fiscal year 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 17 – PROVISION FOR INCOME TAXES

Income taxes increased to $3,079,000 in the third quarter of 2008, from a benefit of $426,000 in the same period of 2007.  Income taxes increased to $12,008,000 in the first nine months of 2008, from $6,631,000 in the comparable period in 2007.  The year-to-date effective tax rate on income from continuing operations increased to 30.5% in 2008, from 17.4% in 2007.  The effective tax rate in 2007 was reduced by tax benefits of $5,263,000 recorded in the third quarter of 2007 associated with the decision in that quarter to wind down and dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax rate for the first nine months of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings, and was reduced by tax benefits of $996,000 recorded in the third quarter associated with tax years no longer subject to audit and the settlement of certain state audits.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first nine months of 2008 is not necessarily indicative of the tax rate for the full fiscal year.

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

At August 31, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $13,600,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,891,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At December 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $13,102,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain federal and state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,269,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,930,000 were recorded as a liability in the Company’s consolidated balance sheet at August 31, 2008, compared to $1,415,000 as of December 1, 2007.

The Company’s federal income tax returns remain subject to examination for the 2005 through 2007 tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes ranging from 2000 through 2007.  The Company also files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for years ranging from 1996 through 2007.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of August 31, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$364	$-	$364
Total liabilities	$-	$364	$-	$364

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of August 31, 2008, the Company held 20 foreign currency forward contracts aggregating $10,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $1,098,000 U.S. dollars, hedging Euros.  As of August 31, 2008, such instruments had a combined fair value loss of $364,000 based on quotations from the financial institutions.

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

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in joint ventures over which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.

Property, plant and equipment are stated at cost and depreciated principally using a straight-line method based on the estimated useful lives of the related assets, generally three to 40 years.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying values of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.  Actual cash flows may differ significantly from estimated cash flows.  Additionally, current estimates of future cash flows may differ from subsequent estimates of future cash flows.  Changes in estimated or actual cash flows could materially impact the Company's consolidated financial statements.

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liabilities for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover a portion of the losses in excess of the self-insured limits.  Currently, the Company's primary self-insurance limits are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

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

The Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to valuation techniques.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company classifies fair value balances based on the observability of those inputs.  The ultimate exit price could be significantly different than currently estimated by the Company.

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.  The Company’s actual performance could be significantly different than currently estimated by the Company.

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  Quarterly income taxes are estimated based on the mix of income by jurisdiction forecasted for the full fiscal year.  Actual income and the mix of income by jurisdiction could be significantly different than currently estimated.  The Company believes that it has adequately provided for tax-related matters.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, the Company's working capital, including cash and cash equivalents, totaled $317.5 million, an increase of $3.2 million from working capital of $314.3 million as of November 30, 2007.  Higher working capital resulted primarily from a decrease in accrued wages, employee benefits, and income taxes payable, partially offset by an increase in trade payables, an increase in cash and a decrease in receivables.  Cash and cash equivalents totaled $158.3 million as of August 31, 2008, compared to $155.4 million as of November 30, 2007.

For the nine months ended August 31, 2008, net cash of $59.5 million was generated from operating activities, compared to $19.4 million in the similar period in 2007.   In the nine months ended August 31, 2008, the Company's cash provided by operating activities included net income of $41.1 million, plus non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $15.4 million, plus net changes in operating assets and liabilities of $3.0 million.  In the nine months ended August 26, 2007, the Company’s cash from operating activities included net income of $45.4 million, plus similar non-cash adjustments of $10.7 million and less gain from sale of property, plant and equipment of $1.5 million and less changes in operating assets and liabilities of $35.2 million.  The non-cash adjustments in 2008 were higher due primarily to higher stock compensation expense, offset by higher equity in earnings in excess of dividends received from TAMCO.  The positive change in operating assets and liabilities in 2008 was primarily due to a decrease of receivables in 2008 and the growth of inventories in 2007 partially offset by a net reduction in liabilities in 2008.  Receivables declined in 2008 due to the timing of production and sales by the Water Transmission Group.  Inventories grew in 2007 due to the Company’s entry into the wind tower business.

Net cash used in investing activities totaled $43.2 million in the nine months ended August 31, 2008, compared to $27.0 million used in the nine months ended August 26, 2007.  Net cash used in investing activities during the first nine months of 2008 consisted of capital expenditures of $44.5 million, compared to $33.3 million in the same period in 2007.  Capital expenditures were primarily for normal replacement and upgrades of machinery and equipment in both 2008 and 2007.  Capital expenditures for both years also included the expansion of the Company’s steel fabrication plant in California to manufacture large-diameter wind towers.  During the year ending November 30, 2008, the Company anticipates spending between $50 and $65 million on capital expenditures.  In addition, the Company anticipates that within the next 12 months it will fund up to $35 million of a capacity expansion program at TAMCO.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $12.5 million during the nine months ended August 31, 2008, compared to $6.1 million used in the nine months ended August 26, 2007.  Net cash used in 2008 consisted of net repayment of debt of $4.1 million, payment of Common Stock dividends of $7.8 million and treasury stock purchases of $2.8 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.   Net cash used in 2007 consisted of net repayment of debt of $1.6 million, payment of Common Stock dividends of $5.9 million and treasury stock purchases of $1.6 million.   In 2007, the Company received $1.1 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's lending agreements contain various restrictive covenants, including the requirements to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $175.1 million as of August 31, 2008. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At August 31, 2008, the Company maintained a consolidated leverage ratio of .74 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At August 31, 2008, qualifying tangible assets equaled 3.03 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.5 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At August 31, 2008, the Company maintained such a fixed charge coverage ratio of 3.31 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $32.7 million of retained earnings was not restricted, at August 31, 2008, as to the declaration of cash dividends or the repurchase of Company stock.  At August 31, 2008, the Company was in compliance with all covenants.

At August 31, 2008, the Company had total debt outstanding of $71.7 million, compared to $74.6 million at November 30, 2007, and approximately $115.1 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2008 were $74.5 million and $73.3 million, respectively.

The Company contributed $1.1 million to the non-U.S. defined benefit pension plans and $3.0 million to the U.S. defined benefit pension plan during the first nine months of 2008.  The Company expects to contribute approximately an additional $.1 million to the non-U.S. pension plans during the remainder of fiscal year 2008.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at August 31, 2008 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$71,682	$17,196	$24,392	$14,394	$15,700

Interest payments on debt (a)	8,543	1,473	3,794	1,501	1,775

Operating leases	41,492	5,377	9,604	5,362	21,149

Purchase obligations (b)	53	53	-	-	-

Uncertain tax positions	432	432	-	-	-

Total contractual obligations (c)	$122,202	$24,531	$37,790	$21,257	$38,624

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (d)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (c)	$2,100	$2,100	$-	$-	$-

(a) Future interest payments related to debt obligations, excluding the Revolver.
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

RESULTS OF OPERATIONS: 2008 COMPARED WITH 2007

General

Income from continuing operations totaled $15.0 million, or $1.63 per diluted share, on sales of $170.1 million in the quarter ended August 31, 2008, compared to income from continuing operations of $20.7 million, or $2.27 per diluted share, on sales of $165.0 million in the same period in 2007.  Income from continuing operations was lower in 2008 due to $5.3 million of tax benefits recognized in the third quarter of 2007 associated with the dissolution of the Company’s wholly-owned United Kingdom subsidiary and the 2008 decline in profits from consolidated operations offset by higher earnings from TAMCO, the Company’s 50%-owned steel venture in California.  The Fiberglass-Composite Pipe Group had higher sales and profits due primarily to continued strong market conditions and the acquisition of the business of Polyplaster, Ltda. (“Polyplaster”) in Brazil in the fourth quarter of 2007.  The Water Transmission Group had higher sales and continuing losses due to underutilized plant capacity, low project margins and manufacturing inefficiencies.   The Infrastructure Products Group had lower sales and income due to weaker markets and higher costs in Hawaii and due to the decline in pole sales associated with weak residential construction throughout the U.S.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Income from continuing operations totaled $41.1 million, or $4.48 per diluted share, on sales of $479.7 million in the nine months ended August 31, 2008, compared to income from continuing operations of $43.8 million, or $4.83 per diluted share, on sales of $442.2 million in the same period in 2007.  Income from continuing operations was lower in 2008 due to the $5.3 million tax benefits recorded in the third quarter of 2007 associated with the decision in that quarter to wind up and dissolve the Company’s wholly-owned United Kingdom subsidiary.  The Fiberglass-Composite Pipe Group had higher sales and income due to continued strength in all markets and the acquisition of Polyplaster.  The Water Transmission Group had higher sales and larger losses due to the weak pipe market and inefficient pipe and wind-tower production.  The Infrastructure Products Group had lower sales and income due to declines by both the Hawaii division and the Pole Products division.  Equity in earnings of TAMCO increased by $1.3 million in the first nine months of 2008, compared to the same period in 2007.

Income from discontinued operations, net of taxes, totaled $.5 million, or $.05 per diluted share, in the quarter, and $1.6 million, or $.18 per diluted share, in the nine months ended August 26, 2007.  During the third quarter of 2007, two of the retained properties formerly used by the Coatings Business, were sold for a net gain of $.5 million.  During the first nine months of 2007, several properties were sold for a gain totaling $1.4 million.  In addition to the gain on the sale of the properties during the first nine months of 2007, the Company recognized $.2 million of research and development tax credits that related to the Coatings Business.  The tax credits were attributable to the retroactive application of tax legislation enacted in 2007.

Sales

Sales increased $5.1 million in the third quarter of 2008, compared to the similar period in 2007, due to the change in currency exchange rates.  Year-to-date sales in 2008 increased $37.5 million, compared to the first nine months of 2007.  The Fiberglass-Composite Pipe and Water Transmission Groups had higher sales, while the Infrastructure Products Group had lower sales in the third quarter and the first nine months of 2008.

Fiberglass-Composite Pipe's sales increased $7.4 million, or 11.8%, in the third quarter and $35.0 million, or 20.6%, in the first nine months of 2008, compared to the similar periods in 2007.  Sales by Asian operations increased $7.8 million and $21.4 million, respectively, in the third quarter and first nine months of 2008, driven by increased activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales by European operations decreased $5.7 million and $3.7 million, respectively, in the third quarter and first nine months of 2008 despite favorable exchange rates.  The decreases in sales were related to the timing of orders and a large project in 2007 that did not repeat in 2008.  Sales in the U.S. increased $.6 million and $2.6 million, respectively, in the third quarter and first nine months of 2008, driven by increased activity in the onshore oilfield segment.  The Brazilian business acquired in October 2007 contributed sales of $4.7 million and $14.7 million, respectively, for the third quarter and first nine months of 2008, due to strong demand for water and industrial piping in Brazil.  The demand for onshore oilfield, offshore, industrial and marine piping continues to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.  The outlook for the Fiberglass Composite Pipe Group remains favorable.

The Water Transmission Group's sales increased $4.5 million, or 9.1%, in the third quarter and $16.6 million, or 13.6%, in the first nine months of 2008, compared to the similar periods in 2007.  The third-quarter increase was due to higher sales of water pipe in the U.S., offsetting a decline in South America.  The nine-month sales increase in 2008 was driven by the Company’s entry into the market for large-diameter wind towers and by operations in South America, which benefited from increased demand for water pipe in Colombia, offsetting a decline of domestic sales of water pipe.  Throughout 2008, the Group continued to be impacted by the sluggish pipe market in the western U.S.  As expected, sales of water pipe increased in the third quarter of 2008 due to project timing; however,  the water infrastructure market in the western U.S. is not expected to show significant improvement beyond current levels until 2009.  The market for wind towers is expected to remain strong.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Infrastructure Products' sales decreased $6.7 million, or 12.5%, in the third quarter and $15.5 million, or 10.2%, in the first nine months of 2008, compared to the similar periods in 2007.  The Company’s Hawaiian division had lower sales in the third quarter as construction markets in Hawaii began to weaken, and higher sales in the first nine months due primarily to improved pricing and the level of governmental and commercial construction on Oahu and Maui.  Pole Products was impacted by the decline in the U.S. residential construction markets which resulted in a reduction in demand for concrete lighting poles in the third quarter and first nine months.  The housing market remains soft and continues to impact the demand for concrete poles.  The construction markets in Hawaii are also beginning to weaken.

Gross Profit

Gross profit in the third quarter of 2008 was $37.5 million, or 22.0% of sales, compared to $37.0 million, or 22.4% of sales, in the third quarter of 2007. Year-to-date gross profit in 2008 was $110.7 million, or 23.1% of sales, compared to $103.1 million, or 23.3% of sales, in the similar period of 2007.  Gross profit increased $.5 million and $7.6 million, respectively, in the third quarter and the first nine months of 2008, compared to the similar periods in 2007.   Gross profit increases were due primarily to higher sales.  The gross profit margin decreases were related to under utilization of pole production, competitive pricing pressures caused by soft market conditions and inefficient production by the Water Transmission Group.

Fiberglass-Composite Pipe Group's gross profit increased $4.8 million in the third quarter and $18.2 million in the first nine months of 2008, compared to the similar periods in 2007.  Profit margins were 41.0% in the third quarter and 38.3% in the first nine months of 2008, compared to 38.3% in the third quarter and 35.5% in the first nine months of 2007.  Margins were higher in 2008 due to improvements in product and market mix and selling price increases.  Higher sales generated additional gross profit of $2.9 million and $12.4 million, respectively, in the third quarter and the first nine months of 2008, while improved margins generated additional gross profit of $1.9 million and $5.8 million, respectively, in the third quarter and the first nine months of 2008.

Water Transmission Group's gross profit decreased $2.9 million in the third quarter and $7.1 million in the first nine months of 2008, compared to the similar periods in 2007.  Profit margins were negative 2.6% in the third quarter and .7% in the first nine months of 2008, compared to 3.2% in the third quarter and 6.6% in the first nine months of 2007.  Increased sales generated additional gross profit of $.1 million in the third quarter and $1.1 million in the first nine months of 2008.   Margins were unfavorably impacted by the mix of contracts, start-up costs associated with the introduction of wind towers, underutilization of plant capacity, production inefficiencies and pricing pressures due to market conditions.

Gross profit in the Infrastructure Products Group decreased $3.4 million in the third quarter and $7.6 million in the first nine months of 2008, compared to the similar periods in 2007.  Profit margins were 21.6% in the third quarter and 22.2% in the first nine months of 2008, compared to 25.3% and 25.0%, respectively, in the similar periods in 2007.  Margins were lower throughout 2008 due to lower pole sales, lower plant utilization and pricing pressures due to market conditions.  Additionally, in the third quarter, margins in Hawaii declined due to lower sales, pricing pressures, higher energy costs and a shift in product mix.  Lower sales negatively impacted gross profit by $1.7 million and $3.8 million, respectively, in the third quarter and the first nine months of 2008, while unfavorable plant utilization and pricing pressures decreased gross profit by $1.7 million and $3.8 million, respectively, in the third quarter and the first nine months of 2008.

Certain steel inventories are valued using the LIFO method.  During 2008, inventory quantities subject to valuation using the LIFO method declined while steel prices increased sharply.  The net impact was negligible.  The decrease in cost of goods sold of approximately $5.5 million associated with the liquidation of LIFO inventory quantities carried at historically lower costs was offset by an increase in cost of goods sold of approximately $5.5 million due to the increase in steel prices.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.8 million, or 15.2% of sales, in the third quarter of 2008, compared to $21.7 million, or 13.1% of sales, in the third quarter of 2007.  In the nine months ended August 31, 2008, SG&A expenses totaled $77.5 million, or 16.1% of sales, compared to $69.1 million, 15.6% of sales, in the same period in 2007.  The $4.1 million increase in the third quarter of 2008, compared to the third quarter of 2007, was due to higher stock compensation expense, sales commissions and increased environmental costs.  The $8.4 million increase in the first nine months was due in part to higher stock compensation expense and sales commissions related to higher sales, higher environmental costs and the acquisition of Polyplaster in Brazil in the fourth quarter of 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Other Income, Net

Other income totaled $2.3 million in the third quarter of 2008, an increase of $.5 million, compared to other income in the third quarter of 2007.  Other income was $5.8 million in the nine months ended August 31, 2008, an increase of $2.1 million, compared to other income in the similar period of 2007.  The nine-month increase was due primarily to dividend income received from the Company’s concrete pipe joint venture, Ameron Saudi Arabia, Ltd., of $1.5 million.  Other income included royalties and fees from licensees, foreign currency transaction adjustments and other miscellaneous income.

Interest

Net interest expense was negligible in the third quarter of 2008, compared to $.1 million of interest income in the third quarter of 2007.  Interest income was $.4 million in the nine months ended August 31, 2008 and in the similar period in 2007.  Interest expense was offset by interest income on short-term investments.

Provision for Income Taxes

Income taxes increased to $3.1 million in the third quarter of 2008, from a tax benefit of $.4 million in the same period in 2007. Income taxes increased to $12.0 million in the first nine months of 2008, from $6.6 million in the comparable period in 2007. The effective tax rate increased to 30.5% in first nine months of 2008, from 17.4% in the same period of 2007. The effective tax rate in 2007 was reduced by tax benefits of $5.3 million recorded in the third quarter of 2007 associated with the decision in that quarter to wind down and dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax rate in the first nine months of 2008 is based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings, and was reduced by tax benefits of $996,000 recorded in the third quarter associated with tax years no longer subject to audit and the settlement of certain state audits.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates. The effective tax rate in the first nine months of 2008 is not necessarily indicative of the effective tax rate for the full fiscal year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture totaled to $4.2 million in the third quarter of 2008, compared to $3.1 million in the third quarter of 2007.  Equity income was $13.7 million in the first nine months of 2008, compared to $12.3 million in the same period of 2007.  Equity income is related to TAMCO, Ameron's 50%-owned mini-mill in California.  TAMCO's profits in the third quarter and first nine months of 2008 rose due to increased demand for steel rebar and higher selling prices.  While the outlook for TAMCO remains positive, declining scrap costs could put downward pressure on market pricing.

Income from Discontinued Operations, Net of Taxes

During the third quarter of 2007, the Company recognized a gain of $.5 million on the sale of two properties which were formerly used by the Coatings Business.  In the nine months ended August 26, 2007, the Company recognized a gain of $1.5 million on the sale of properties that were formerly used by the Coatings Business.  In addition to the gain on the sale of the properties, the Company recognized $.2 million of research and development tax credits that related to the Coatings Business in 2007.  The 2007 tax credit was attributable to the retroactive application of tax legislation enacted in December 2006.

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

Based on their evaluation as of August 31, 2008, the principal executive officer and principal financial officer of the Company concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is one of numerous defendants in various asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others, and at this time the Company is generally not aware of the extent of injuries allegedly suffered by the individuals or the facts supporting the claim that injuries were caused by the Company's products.  Based upon the information available to it at this time, the Company is not in a position to evaluate its potential exposure, if any, as a result of such claims or future similar claims, if any, that may be filed.  Hence, no amounts have been accrued for loss contingencies related to these lawsuits in accordance with SFAS No. 5, "Accounting for Contingencies."  The Company continues to vigorously defend all such lawsuits.  As of August 31, 2008, the Company was a defendant in asbestos-related cases involving 31 claimants, compared to 29 claimants as of June 1, 2008.  The Company is not in a position to estimate the number of additional claims that may be filed against it in the future.  For the quarter ended August 31, 2008, there were new claims involving five claimants, dismissals and/or settlements involving three claimants and no judgments.  No net costs or expenses were incurred by the Company for the quarter ended August 31, 2008 in connection with asbestos-related claims.

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

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively "Ameron Subsidiaries") in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company believes that it has meritorious defenses to this action.  Based upon the information available to it at this time, the Company is not in a position to evaluate the ultimate outcome of this matter.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 1A – RISK FACTORS

The returns from the Company's new investment in wind-tower capabilities are dependent on a limited number of customers and future demand which could be impacted by changes in government policy, energy prices or tax credits.  The Company is completing a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity.  In 2008, one customer is expected to purchase almost 70% of the wind towers produced by the Company.  The current demand for wind-generated power is driven by high energy prices and tax credits.  The demand for wind towers could subside if the tax credits are not renewed at the end of 2008 and/or if oil prices fall significantly so that wind energy is less competitive.  Additionally, the Company’s entry into this new market may not meet forecasted expectations due to entry costs and competitive pressures.

Otherwise, no material changes have occurred in risk factors as presented in the Company’s 2007 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (10), herein, of the Notes to Consolidated Financial Statements, under Part I, Item 1.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
6/2/08 thru 6/29/08	-	-	-	39,006
6/30/08 thru 8/3/08	-	-	-	39,006
8/4/08 thru 8/31/08	-	-	-	39,006

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2008.

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

Date: September 26, 2008