Form 10-K
period 2008-11-30
AMERON INTERNATIONAL CORP
filed 2009-01-29
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $1,038 million on May 30, 2008, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On January 23, 2009 there were 9,188,692 shares of Common Stock, $2.50 par value, outstanding.  No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON'S PROXY STATEMENT FOR THE 2009 ANNUAL MEETING OF STOCKHOLDERS (PART III)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2008 ANNUAL REPORT ON FORM 10-K

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise.  The business of the Company has been divided into business segments in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly-engineered products for sale to the industrial, chemical, energy and construction markets.  All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2008.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about February 23, 2009 in connection with the 2009 Annual Meeting of Stockholders.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

b) The Water Transmission Group supplies products and services used in the construction of water pipelines. Five pipe manufacturing plants are located in Arizona and California. Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia, and Tubos Y Activos, a wholly-owned subsidiary, with a plant in Mexico. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection. Products are marketed directly using the Company's own personnel and by competitive bidding. Customers include local, state and federal agencies, developers and general contractors. Normally, no one customer or group of customers for the Company’s water pipe products will account for sales equal to or greater than 10 percent of the Company's consolidated revenue. However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions. Besides competing with several other welded-steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products, but ordinarily these other materials do not offer the full diameter range produced by the Company. Principal methods of competition are price, delivery schedule and service. The Company's technology is used in the Middle East through affiliated companies. This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals. Competition is based upon quality, price and service. Manufacture of this product is carried out in the Company's plant in California.  Additionally, the Company manufactures large-diameter wind towers at one of its California plants for the U.S. wind-energy market.  Wind towers are sold to wind turbine manufacturers based on price, quality and availability.  In 2008, Siemens Power Generation, Inc. purchased $46.2 million of wind towers from the Company, which was approximately 70% of the Company’s wind tower sales.  Siemens Power Generation, Inc. is expected to continue to be the Company’s principal customer for wind towers in 2009.

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

d) The Company has three significant partially-owned affiliated companies ("joint ventures"):  Ameron Saudi Arabia, Ltd. ("ASAL"), Bondstrand, Ltd. ("BL") and TAMCO.  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe to customers in Saudi Arabia.  BL, owned 40% by the Company, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  TAMCO, 50%-owned by the Company, operates a steel mini-mill in California that produces reinforcing bar sold into construction markets in the western U.S.  ASAL is included in the Water Transmission Group, and BL is included in the Fiberglass-Composite Pipe Group.  TAMCO is not included in the three operating groups.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

e) Except as individually outlined in the above descriptions of industry segments, the following comments or situations currently apply to all segments and applied during the three years ended November 30, 2008:

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

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries. No unusual amounts of inventory are required to meet seasonal delivery requirements.  In 2008, all of the Company's industry segments turned inventory between four and six times annually.  Average days' sales in accounts receivable ranged between 36 and 158 for all segments.  Excluding the $24.7 million of unbilled receivables from the Water Transmission Group, the average days’ sales ranged between 36 and 131 for all segments.  Due to the percentage-of-completion method of accounting used by the Water Transmission Group, which is outlined in Item 7, herein, receivables of the Water Transmission Group may be outstanding longer than would be typical.

(v) The backlog of orders at November 30, 2008 and 2007 by industry segment is shown below.  Approximately 97% of the November 30, 2008 backlog is expected to be converted to sales during 2009.  The Water Transmission Group’s backlog included $90.7 million of orders for large-diameter wind towers at November 30, 2008, compared to $33.7 million at the end of 2007.  The increase reflects the timing of new orders and improved productivity at the Company’s new wind tower facility.  The backlog of concrete and steel pipe manufactured by the Water Transmission Group decreased $37.8 million during 2008 due to the sluggish pipe market in the western U.S.  The Fiberglass-Composite Pipe Group’s backlog increased $13.9 million with growing demand for marine, offshore platform and oilfield piping.  The backlog decreased at Infrastructure Products Group due to a decline in construction markets.

SEGMENT	2008	2007
	(in thousands)
Water Transmission Group	$153,037	$133,862
Fiberglass-Composite Pipe Group	85,290	71,391
Infrastructure Products Group	26,904	28,512

Total	$265,231	$233,765

(vi) Except for the sale of the Coatings Business and the introduction of wind towers, the Company believes there was no significant change in competitive conditions or the competitive position of the Company in the industries and localities in which it operates in recent years.  The Company is not aware of any change in the competitive situation which would be material to an understanding of the business.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements. Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of the associated costs.   Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances. It is the Company's practice to require letters of credit prior to shipment of foreign orders, subject to limited exceptions. The Company does not typically extend long-term credit to purchasers of its products.  For 2008, excluding the effect of unbilled receivables related to long-term construction contracts, trade receivables turned approximately four times.

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

(2) a) Costs during each of the last three years for research and development were $6.7 million in 2008, $5.7 million in 2007, and $5.8 million in 2006, excluding expenses incurred by the Coatings Business in 2006.  Such costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred.

b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business, except as described above.

c) For many years the Company consistently installed or improved devices to control or eliminate the discharge of pollutants into the environment. Accordingly, compliance with federal, state, and locally-enacted provisions relating to protection of the environment did not have, and is not expected to have, a material effect upon the Company's capital expenditures, earnings, or competitive position.

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,800 persons. Of those, approximately 1,000 were covered by labor union contracts.  Five separate bargaining agreements are subject to renegotiation in 2009.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Aggregate export sales from U.S. operations during each of the last three years were:

In thousands
2008	$24,844
2007	34,044
2006	27,811

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

All statements and assumptions contained in this Annual Report on Form 10-K and in the documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of the Company, and no assurance can be given that the results described in such statements will be achieved.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A. Risk Factors.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents.  The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events, except as required by law.

ITEM 1A - RISK FACTORS

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

c) Labor disruptions or labor shortages could materially impact the Company’s operations.  The Company's businesses are involved with heavy-duty manufacturing and materials handling.  Labor is a key component of such operations, and disruptions, such as disputes and strikes, could have a material impact on the Company and its subsidiaries.  Additionally, shortages of skilled labor could periodically impact the Company's costs and profitability.

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

e) TAMCO's profitability could be significantly reduced due to market conditions in the steel industry, by a sharp increase in costs and/or a significant increase in foreign imports of rebar into TAMCO's markets in the western U.S.  TAMCO, the Company's 50%-owned joint venture that manufactures steel rebar in California, has historically contributed to the Company's earnings and paid significant dividends to the Company.  TAMCO uses large quantities of natural gas, electricity, and scrap metal.  A major spike in energy or scrap costs without a corresponding increase in TAMCO's selling price of its rebar, or continued reduction in steel rebar demand or market selling prices, could result in a dramatic decline in profitability.  TAMCO's ability to raise prices could be limited due to competitive pressures, including imports of foreign-sourced rebar.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

g) The returns from the Company's new investment in wind tower capabilities are dependent on a limited number of customers and future demand which could be impacted by changes in government policy, energy prices or tax credits.  The Company is completing a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity.  In 2009, one customer is expected to purchase most of the wind towers produced by the Company.  The current demand for wind-generated power is driven by high energy prices and tax credits.  The demand for wind towers could subside if the tax credits are not renewed in 2010 and/or if oil prices continue to fall so that wind energy is less competitive.  Additionally, the Company’s entry into this new market may not meet forecasted expectations due to entry costs and competitive pressures.

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

j) The general economic conditions and the availability of third-party financing could affect demand for the Company’s products.  The Company’s products are sold into the capital goods industry.  The markets served by the Company and its joint ventures could be severely impacted by a general economic slowdown.  The availability of financing for customers or for projects could impact the overall level of demand for the Company’s products and the timing of new orders.  Additionally, existing orders in backlog are subject to cancellation or delays if customers are unable to obtain anticipated financing or if economic conditions worsen.

k) The Company’s relatively low trading volume could limit a shareholder's ability to trade the Company's shares. The Company's shares are traded on the New York Stock Exchange; however, the average trading volume can be considered to be relatively low.  As a result, shareholders could have difficulty in selling or buying a large number of the Company's shares in the manner or at a price that might otherwise be possible if the shares were more actively traded.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote. In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations. The Company also has a property formerly used in the Coatings Business that is being held for sale. Listed properties do not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced. With the exception of the Kailua, Oahu property, shown under the Infrastructure Products Group industry segment, there are no material leases with respect to which expiration or inability to renew would have a material adverse effect on the Company's operations. The lease term on the Kailua property extends to 2052. Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii, and rock reserves are adequate for its requirements during the term of the lease.

(b) The Company believes that its existing facilities are adequate for current and presently foreseeable operations. Because of the cyclical nature of certain of the Company's operations and the substantial amounts involved in some individual orders, the level of utilization of particular facilities may vary significantly from time to time in the normal course of operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDUSTRY SEGMENT - GROUP

Division - Location	Description
FIBERGLASS-COMPOSITE PIPE GROUP
Fiberglass Pipe Division - USA
Houston, TX	*Office
Burkburnett, TX	Office, Plant
Centron International, Inc.
Mineral Wells, TX	Office, Plant
Ameron B.V.
Geldermalsen, the Netherlands	Office, Plant
Ameron (Pte) Ltd.
Singapore	*Office, Plant
Ameron Malaysia Sdn. Bhd.
Malaysia	*Office, Plant
Ameron Polyplaster
Betim, Brazil	Office, Plant
Ameron Brazil
Betim, Brazil	Office, Plant
WATER TRANSMISSION GROUP
Rancho Cucamonga, CA	*Office
Rancho Cucamonga, CA	Office, Plant
Fontana, CA	Office, Plant
Lakeside, CA	Office, Plant
Phoenix, AZ	Office, Plant
Tracy, CA	Office, Plant
Protective Linings Division
Brea, CA	Office, Plant
Tubos California
Pasadena, CA	*Office
Tubos Y Activos
Mexicali, Mexico	*Office, Plant
American Pipe & Construction International
Bogota, Colombia	Office, Plant
Cali, Colombia	Office, Plant
INFRASTRUCTURE PRODUCTS GROUP
Hawaii Division
Honolulu, Oahu, HI	*Office, Plant
Kailua, Oahu, HI	*Plant, Quarry
Barbers Point, Oahu, HI	Office, Plant
Puunene, Maui, HI	*Office, Plant, Quarry
Pole Products Division
Ventura, CA	*Office
Fillmore, CA	Office, Plant
Oakland, CA	*Plant
Everett, WA	*Office, Plant
Tulsa, OK	*Office, Plant
Anniston, AL	*Office, Plant
CORPORATE
Corporate Headquarters
Pasadena, CA	*Office
Houston, TX	Warehouse
Hull, UK	**Office, Plant
Corporate Research & Engineering
Long Beach, CA	*Office
South Gate, CA	Office, Laboratory

*Leased
**Held for Sale

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 3 - LEGAL PROCEEDINGS

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively the "Ameron Subsidiaries"), in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2008, the Company was a defendant in 24 asbestos-related cases, compared to 36 cases (60 claimants) as of November 30, 2007.  During the year ended November 30, 2008, there were 20 new asbestos-related cases, 24 cases dismissed, eight cases settled, no judgments and aggregate net costs and expenses of $.1 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or results of operations.  During the year ended November 30, 2008, the Company incurred $1.0 million of net costs and expenses related to such proceedings.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) sent to the Company a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2008 and who are not directors of the Company.  All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
Daniel J. Emmett	48	Vice President, Controller	2006

Ralph S. Friedrich	61	Vice President-Research & Engineering	2003

Stephen E. Johnson	54	Senior Vice President, Secretary & General Counsel	2008

James R. McLaughlin	61	Senior Vice President, Chief Financial Officer & Treasurer	1997

Mark J. Nowak	54	Vice President; Group President, Fiberglass-Composite Pipe Group	2008

Terrence P. O'Shea	62	Vice President-Human Resources	2003

Christine Stanley	50	Vice President-Operations Compliance	2008

Gary Wagner	57	President & Chief Operating Officer	1990

All of the executive officers named above have held high-level managerial or executive positions with the Company for more than the past five years, except Daniel J. Emmett, Stephen E. Johnson and Christine Stanley.  Daniel J. Emmett was appointed Vice President, Controller on January 11, 2006, after having served as Group Controller for the Fiberglass-Composite Pipe Group since July 2004.  Prior to joining the Company, he was Corporate Controller for Bearcom from 2002 to 2004 and Director of International Accounting for Blockbuster from 2000 to 2002.  Stephen E. Johnson joined the Company and was appointed Senior Vice President Secretary & General Counsel on May 28, 2008.  Prior to joining the Company, he was Deputy General Counsel and Assistant Secretary of Computer Sciences Corporation from 1997 to 2008, and Assistant General Counsel and Assistant Secretary from 1995 to 1996. Mark J. Nowak was appointed Vice President; Group President, Fiberglass-Composite Pipe Group on March 26, 2008.  He served as the Group President, Fiberglass-Composite Pipe Group since March 2004 and President, Fiberglass-Composite Pipe Division-USA since April 2003.  Christine Stanley was appointed Vice President-Operations Compliance on September 24, 2008, after serving as Group Executive since 2006.  Prior to 2006, she served as Vice President of Technology of the worldwide Performance Coatings & Finishes Group and held numerous senior technology and manufacturing management positions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange (“NYSE”), the only exchange on which it is presently listed.  On January 7, 2009, there were 936 stockholders of record of such stock, based on the information provided by the Company’s transfer agent, Computershare.  Information regarding incentive stock compensation plans may be found in Note (13) of the Notes to Consolidated Financial Statements, under Part II, Item 8, herein.

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

STOCK PRICE PERFORMANCE GRAPH

The following line graph compares the yearly changes in the cumulative total return of the Company’s Common Stock against the cumulative total return of the NYSE (New York Stock Exchange) Market Value Index and the Peer Group Composite Index described below for the period of the Company’s five fiscal years commencing December 1, 2003 and ended November 30, 2008.  The comparison assumes $100 invested in stock on December 1, 2003.  Total return assumes reinvestment of dividends.  The Company’s stock price performance over the years indicated below does not necessarily track the operating performance of the Company nor is it necessarily indicative of future stock price performance.

The Peer Group Composite Index is comprised of the following public companies:  Ameron, Dresser-Rand Group, Inc., Gibraltar Industries, Inc., Lufkin Industries, Inc., Martin Marietta Materials, Inc., National Oilwell Varco, Inc., Northwest Pipe Co., Schnitzer Steel Industries, Inc., Texas Industries, Inc., Trinity Industries, Inc., Valmont Industries, Inc. and Vulcan Materials Co.  Grant Prideco, Inc. was included in the Peer Group Composite Index in the Company’s 2007 Annual Report on Form 10-K; however, Grant Prideco, Inc. was acquired by National Oilwell Varco, Inc. and is no longer a public company.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Dec-03	Nov-04	Nov-05	Nov-06	Nov-07	Nov-08
Ameron	100	117.76	142.47	241.51	343.24	177.60
NYSE Market Value Index	100	114.68	127.65	148.46	163.39	100.50
Peer Group Composite Index	100	134.25	179.04	230.78	297.79	171.04

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	Of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	The Plans or Programs**
9/1/08 thru 9/28/08	-	N/A	-	39,006
9/29/08 thru 10/2/08	-	N/A	-	39,006
10/3/08 thru 11/30/08	-	N/A	-	39,006

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares assumes an average statutory withholding rate of 40.6% and does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004

PER COMMON SHARE DATA
Basic earnings per share:
Income from continuing operations	$6.42	$6.77	$5.73	$3.51	$1.35
Income from discontinued operations, net of taxes	-	.68	.25	.37	.28
Net income	6.42	7.45	5.98	3.88	1.63
Diluted earnings per share:
Income from continuing operations	6.39	6.73	5.64	3.44	1.32
Income from discontinued operations, net of taxes	-	.67	.24	.36	.27
Net income	6.39	7.40	5.88	3.80	1.59

Weighted-average shares (basic)	9,124,557	9,029,487	8,731,839	8,410,563	8,270,487
Weighted-average shares (diluted)	9,169,056	9,090,846	8,871,695	8,579,194	8,448,987
Dividends	1.15	.90	.80	.80	.80
Stock price - high	130.51	109.60	80.01	46.61	40.05
Stock price - low	33.30	64.35	44.66	31.76	28.60
Price/earnings ratio (range)	20-5	15-9	14-8	12-8	25-18
OPERATING RESULTS
Sales	$667,543	$631,010	$549,180	$494,767	$406,230
Gross profit	153,621	146,029	132,389	125,210	92,209
Interest income/(expense), net	1,533	1,927	(1,682)	(5,520)	(5,522)
Provision for income taxes	(16,955)	(10,359)	(10,905)	(11,040)	(4,789)
Equity in earnings of joint venture, net of taxes	10,337	15,383	13,550	9,005	10,791
Income from continuing operations	58,592	61,140	50,060	29,509	11,151
Income from discontinued operations, net of taxes	-	6,099	2,140	3,101	2,308
Net income	58,592	67,239	52,200	32,610	13,459
Net income/sales	8.8%	10.7%	9.5%	6.6%	3.3%
Return on equity	12.7%	16.6%	15.8%	11.3%	5.0%
FINANCIAL CONDITION AT YEAR-END (1)
Working capital	$297,445	$314,339	$280,467	$216,126	$180,813
Property, plant and equipment, net	206,162	173,731	134,470	154,665	153,651
Investments in joint ventures
Equity method	14,428	14,677	14,501	13,777	16,042
Cost method	3,784	3,784	3,784	5,922	5,922
Total assets	726,322	705,812	616,351	578,036	543,937
Long-term debt, less current portion	35,989	57,593	72,525	77,109	75,349
CASH FLOW (1)
Expenditures for property, plant and equipment	$60,697	$47,697	$35,519	$25,371	$18,312
Depreciation and amortization	20,409	17,034	17,440	18,924	18,897

 (1) Amounts include both continuing and discontinued operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ameron International Corporation ("Ameron", the "Company", the “Registrant” or the “Corporation”) is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials; and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part II, Item 8, herein.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

The consolidated financial statements include the accounts of Ameron and all wholly-owned subsidiaries.  All material intercompany accounts and transactions are eliminated.  The functional currencies for the Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss).  The Company advances funds to certain foreign subsidiaries that are not expected to be repaid in the foreseeable future.  Translation adjustments arising from these advances are also included in accumulated other comprehensive income/(loss).  The timing of repayments of intercompany advances could materially impact the Company's consolidated financial statements.  Additionally, earnings of foreign subsidiaries are often permanently reinvested outside the U.S.  Unforeseen repatriation of such earnings could result in significant unrecognized U.S. tax liability.  Gains or losses resulting from foreign currency transactions are included in other income, net.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of insurance to cover losses in excess of the self-insured limits.  Currently, the Company's primary self-insurance limits or deductibles are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

The Company follows the guidance of Statement of Financial Accounting Standards ("SFAS") No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” SFAS No. 87, “Employers' Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” when accounting for pension and other postretirement benefits.  Under these accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's consolidated financial statements.

The discount rate is based on market interest rates.  At November 30, 2008, the Company increased the annual discount rate from 6.15% to 7.29% as a result of the then-current market interest rates on long-term, fixed-income debt securities of highly-rated corporations. In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments as well as the expected long-term allocation of assets. At November 30, 2008, the Company decreased the long-term annual rate of return on assets assumption from 8.75% to 8.50% to reflect current expectations for future returns in the equity markets. In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates. At November 30, 2008, the Company changed the assumed annual rate of compensation increase from 3.65% to 4.25%. In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends. At November 30, 2008, the Company decreased the annual rate of increase in health care costs from 10% to 9%, decreasing ratably until reaching 5% in 2012 and beyond.

Different assumptions would impact the Company’s projected benefit obligations and annual net periodic benefit costs related to pensions, and the accrued other benefit obligations and benefit costs related to postretirement benefits. The following reflects the impact associated with a change in certain assumptions:
	1% Increase		1% Decrease
	Increase/	Increase/	Increase/	Increase/
	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	in Benefit	in Benefit	in Benefit	in Benefit
(In thousands)	Obligations	Costs	Obligations	Costs
Discount rate:
Pensions	$(21,263)	$(866)	$23,697	$2,517
Other postretirement benefits	(263)	(23)	304	23
Expected rate of return on assets	N/A	(2,139)	N/A	2,139
Rate of increase in compensation levels	2,248	628	(2,035)	(562)
Rate of increase in health care costs	120	16	(106)	(15)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Additional information regarding pensions and other postretirement benefits is disclosed in Note (16) of Notes to Consolidated Financial Statements, under Part II, Item 8.

Effective December 1, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements,” which provides a framework for measuring fair value.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing assets or liabilities, including assumptions about risk and the risks inherent in the inputs to valuation techniques.  These inputs can be readily observable, market corroborated or generally unobservable.  The Company primarily applies the market and income approaches for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company classifies fair value balances based on the observability of those inputs.  The ultimate exit price could be significantly different than currently estimated by the Company.

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.  The Company’s actual performance could be significantly different than currently estimated by the Company.

Deferred income tax assets and liabilities are computed for differences between the financial statement and income tax bases of assets and liabilities.  Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.  Quarterly income taxes are estimated based on the mix of income by jurisdiction forecasted for the full fiscal year.  The Company believes that it has adequately provided for tax-related matters.  Actual income, the mix of income by jurisdiction and income taxes could be significantly different than currently estimated.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to Management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  A liability is recorded for the difference between the benefit recognized and measured pursuant to FIN No. 48 and the tax position taken or expected to be taken on the tax return.  To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources combines the impact of both continuing and discontinued operations unless otherwise noted.

As of November 30, 2008, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $297.4 million, a decrease of $16.9 million from working capital of $314.3 million as of November 30, 2007.  The decrease resulted primarily from a decrease in cash, receivables, inventories, other prepaid assets, income taxes payable and deferred income, partially offset by an increase in trade payables.  The reductions in receivables and inventories were primarily due to more efficient working capital management.  All of the Company's industry segments turned inventory between four and six times per year in 2008, compared to four and seven times in 2007.  Average days' sales in accounts receivable ranged between 36 and 131 in 2008, compared to 33 and 171 times in 2007, for all segments.  Cash and cash equivalents totaled $143.6 million as of November 30, 2008, compared to $155.4 million as of November 30, 2007.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In accordance with SFAS No. 95, “Statement of Cash Flows,” the consolidated statements of cash flows include cash flows for both continuing and discontinued operations.  During 2008, net cash of $88.4 million was generated from operating activities, compared to $63.2 million generated in 2007.  The higher operating cash flow in 2008 was primarily due to lower growth in operating assets, offset by lower liabilities and earnings.  In 2007, the Company's cash from operating activities included net income of $67.2 million, less loss on sale of assets and gain from sale of discontinued operations of $5.9 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint-ventures less than equity income and stock compensation expense) of $28.3 million, offset by changes in operating assets and liabilities of $26.4 million.  In 2008, the Company's cash provided by operating activities included net income of $58.6 million, plus loss on sale of assets of $.1 million, plus similar non-cash adjustments of $22.3 million, plus corresponding changes in operating assets and liabilities of $7.4 million.  The higher operating cash flow in 2007, compared to 2006, was primarily due to higher earnings and lower growth in operating assets and liabilities.  In 2006, $16.8 million of cash was generated from operating activities.  Cash from operating activities included net income of $52.2 million, less gain on sale of assets and loss from sale of discontinued operations of $8.7 million, plus similar non-cash adjustments of $14.8 million, offset by changes in operating assets and liabilities of $41.5 million.

Net cash used in investing activities totaled $59.1 million in 2008, compared to $37.1 million in 2007.  In 2008, the Company generated net proceeds of $1.6 million from the sale of assets.  In 2007, the Company generated net proceeds of $16.6 million from the sale of assets, including the sale of certain properties used by the former Coatings Business.  In 2006, the Company generated net proceeds of $10.3 million from the sale of assets.  In addition, the Company generated proceeds of $115.0 million from the sale of the Coatings Business in 2006.   Net cash used in investing activities included capital expenditures of $60.7 million in 2008, compared to $47.7 million in 2007.  In addition to capital expenditures for normal replacement and upgrades of machinery and equipment, in both 2007 and 2008, the Company spent $22.1 million and $13.7 million, respectively, to enhance the capabilities of its steel fabrication plant in California to manufacture large-diameter wind towers.  The Company also spent $9.2 million for the construction of a new fiberglass pipe plant in Brazil in 2008.  Additionally, the Company acquired the business of Polyplaster, Ltda. (“Polyplaster”), a Brazilian fiberglass-pipe operation, in 2007 for approximately $6.0 million, plus an earn out that could total $1.5 million based on the post-acquisition performance of the acquired business.  In 2006, net cash used in investing activities included capital expenditures of $34.5 million.  Additionally, the assets of a Mexican steel fabrication operation were acquired for approximately $1.0 million in 2006.  During the year ending November 30, 2009, the Company anticipates spending between $30 and $40 million on capital expenditures.  Normal replacement expenditures are typically equal to depreciation.  In addition, the Company anticipates that it will fund from $10 million to $35 million to support the operations and capital expenditures of TAMCO.  Capital expenditures and investments are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $32.5 million during 2008, compared to $16.5 million in 2007.  Net cash used in 2008 consisted of net payment of debt of $21.1 million, payment of Common Stock dividends of $10.5 million and treasury stock purchases of $2.6 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2008, the Company received $.4 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.   Net cash used in 2007 consisted of net payment of debt of $10.2 million, payment of Common Stock dividends of $8.2 million and similar treasury stock purchases of $1.6 million.   In 2007, the Company received $1.6 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.  In 2006, $14.0 million was used in financing activities.  Cash used in 2006 consisted of net payment of debt of $16.1 million, payment of Common Stock dividends of $7.1 million and similar treasury stock purchases of $1.2 million.  In 2006, the Company received $8.0 million from issuance of Common Stock related to the exercise of stock options and recognized tax benefits related to stock-based compensation of $2.5 million.

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

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $167.9 million as of November 30, 2008. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At November 30, 2008, the Company maintained a consolidated leverage ratio of .54 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At November 30, 2008, qualifying tangible assets equaled 4.15 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At November 30, 2008, the Company maintained such a fixed charge coverage ratio of 2.68 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $26.8 million of retained earnings was not restricted at November 30, 2008, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2008, the Company was in compliance with all covenants.

Cash and cash equivalents at November 30, 2008 totaled $143.6 million, a decrease of $11.9 million from November 30, 2007.  At November 30, 2008, the Company had total debt outstanding of $52.8 million, compared to $74.6 million at November 30, 2007, and approximately $112.2 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2008 were $74.5 million and $71.1 million, respectively.

Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

The Company contributed $3.0 million to the U.S. defined-benefit pension plan and $.9 million to the non-U.S. defined-benefit pension plans in 2008.  The Company expects to contribute approximately $8.5 million to its U.S. defined-benefit pension plan and $1.8 million to the non-U.S. defined-benefit pension plans in 2009.  The increased contribution is due to the decrease in plan assets associated with declining investment markets in 2008 and to the funding requirement of the Pension Protection Act of 2006.

TAMCO’s primary source of financing is a $60 million credit facility. Approximately $50 million is currently outstanding under the credit facility, which is scheduled to expire on March 1, 2009. TAMCO has received a commitment from its bank, subject to certain conditions precedent to closing, for a one year credit facility that decreases to $35 million effective May 1, 2009. Separately, TAMCO’s shareholders agreed to provide $22 million to TAMCO by February 28, 2009. The Company’s share of the funding from shareholders totals $11 million. The Company may provide additional funding to TAMCO if TAMCO is unable to finalize the bank facility or obtain other third-party financing.  TAMCO's ability to issue dividends will be dependent on its future cash position and limited by terms of its financing arrangements.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2009.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at November 30, 2008 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$52,752	$16,763	$13,526	$6,763	$15,700

Interest payments on debt (a)	5,493	1,891	1,849	701	1,052

Operating leases	36,255	4,494	7,345	3,534	20,882

Pension funding	10,300	10,300	-	-	-

Purchase obligations (b)	235	235	-	-	-

Uncertain tax positions	1,127	1,127	-	-	-

Total contractual obligations (c)	$106,162	$34,810	$22,720	$10,998	$37,634

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (d)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (c)	$2,100	$2,100	$-	$-	$-

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

RESULTS OF OPERATIONS: 2008 COMPARED WITH 2007

General

Income from continuing operations totaled $58.6 million, or $6.39 per diluted share, on sales of $667.5 million in the year ended November 30, 2008, compared to $61.1 million, or $6.73 per diluted share, on sales of $631.0 million in 2007.  Income from continuing operations was lower in 2008 due principally to $5.3 million of tax benefits recognized in 2007 associated with the dissolution of the Company’s wholly-owned United Kingdom subsidiary.  The Fiberglass-Composite Pipe Group had higher sales and income due to continued strength in energy and marine markets and the acquisition of the business of Polyplaster.  The Water Transmission Group had higher sales primarily due to wind towers and larger losses due to the weak pipe market and inefficient pipe and wind tower production.  The Infrastructure Products Group had lower sales and income due to declines by both the Hawaii division and the Pole Products division due to declining construction markets.  Equity in earnings of TAMCO, Ameron's 50%-owned steel mini-mill in California, decreased by $5.0 million in 2008, compared to 2007, due to the decline in the steel market.

Income from discontinued operations, net of taxes, totaled $6.1 million, or $.67 per diluted share, in 2007.  In 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5.3 million.  Also in 2007, the Company recognized a net gain of $.1 million from the final settlement of the sale of the Coatings Business, $.2 million of research and development credits and $.7 million of tax benefits.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Sales

Sales increased $36.5 million in 2008, compared to 2007.  Sales increased due to higher demand for fiberglass piping, the impact of foreign exchange rates on the Company’s Asian and European operations and expansion of the Company’s capabilities to manufacture large-diameter wind towers, offset by lower sales into weak residential construction markets.

Fiberglass-Composite Pipe's sales increased $36.3 million, or 15.3%, in 2008, compared to 2007.  Sales from operations in the U.S. increased $10.2 million in 2008 primarily due to increase demand for onshore oilfield piping which more than offset a decline in demand for industrial piping.  Sales from Asian subsidiary operations increased $22.8 million in 2008, driven by activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales from European operations decreased $12.2 million in 2008 primarily due to a decline in onshore oilfield and industrial piping, partially offset by favorable foreign exchange.  The Brazilian business acquired at the end of 2007 contributed sales of $16.8 million in 2008, compared to $1.3 million in 2007.  The strong demand for onshore oilfield, offshore, industrial and marine piping continued to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe, during most of the year.  The Fiberglass-Composite Pipe Group began 2009 with a record order backlog which should support the beginning of 2009.  However, the Group’s customers in the marine, offshore and onshore oilfield markets could be at risk given the decline in oil prices, financing issues, lower transportation demand and shipping rates.  While the business has not been impacted to date, oil-price volatility and general economic conditions are expected to impact the Group in 2009.

Water Transmission’s sales increased $25.0 million, or 13.2%, in 2008, compared to 2007.  The sales increase was driven by the Company’s expansion into the market for large-diameter wind towers and by its operation in South America, which benefited from increased demand for water pipe in Colombia.  Sales of water pipe into domestic markets were slightly higher.  Sales of wind towers increased $19.7 million, or 42%, in 2008, compared to 2007.  The water infrastructure market in the western U.S., including California, Arizona and Nevada, remains weak, with bid activity in some markets at the lowest levels in recent history.  The slow market is being adversely affected by a number of factors including the normal cycle for large diameter, high pressure water transmission pipelines, governmental budget problems and overall project costs.  The fundamental long-term factors that drive the market are demographics, population growth and the need for new and upgraded water infrastructure to provide adequate and reliable supplies.  There are numerous projects that are in the planning and design stages that address the water infrastructure requirements of the region.  These projects should eventually proceed, however, the timing of orders is uncertain.  The order backlog for water pipe at November 30, 2008 totaled $62.3 million, a level which reflects the lack of recent bid activity and represents an unusually low backlog for the business.  The wind tower order backlog at November 30, 2008 totaled $91 million; however, a portion of the backlog may be postponed due to current market conditions.  The level of new wind tower orders recently declined due to lack of project financing.

Infrastructure Products' sales decreased $26.7 million, or 13.0%, in 2008, compared to 2007.  The Company’s Hawaiian division had lower sales as construction markets in Hawaii began to weaken.  Pole Products was impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles.  The Infrastructure Products Group is expected to continue to be impacted by the slowdown in construction spending in Hawaii and the low residential construction spending level in the western and the southeastern U.S.

Gross Profit

Gross profit in 2008 was $153.6 million, or 23.0% of sales, compared to $146.0 million, or 23.1% of sales, in 2007.  Gross profit increased $7.6 million due to higher sales, as the negative impact of production inefficiencies in 2008 was offset in large part by lower LIFO reserves than in 2007.  The gross profit margin decrease related to under utilization of pole production, competitive pricing pressures caused by soft market conditions and inefficient production by the Water Transmission Group, substantially offset by the Fiberglass-Composite Pipe Group’s profit margin improvement.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe Group's gross profit increased $22.5 million in 2008, compared to 2007.  Profit margins improved to 39.5% in 2008, compared to 36.0% in 2007.  Higher margins resulted from improvements in product and market mix, price increases and improved plant utilization.  Increased sales, from higher volume and prices, generated additional gross profit of $13.1 million, while favorable product mix and operating efficiencies generated additional gross profit of $9.4 million in 2008.

Water Transmission Group's gross profit decreased $10.1 million in 2008, compared to 2007.  Profit margins declined to 1.8% in 2008, compared to 7.3% in 2007.  Higher sales increased profit by $1.8 million in 2008.  Lower margins reduced gross profit by $11.9 million due to an unfavorable mix of projects, start-up costs associated with the expansion into wind towers, underutilization of plant capacity, production inefficiencies and pricing pressures due to market condition.

Gross profit in the Infrastructure Products Group decreased $12.4 million in 2008, compared to 2007.  Profit margins declined to 21.9% in 2008, compared to 25.1% in 2007.  Lower sales reduced gross profit by $6.7 million, while unfavorable plant utilization and pricing pressures due to market conditions lowered gross profit by $5.7 million in 2008.

Consolidated gross profit was $5.5 million higher in 2008 than in 2007 due to decreased reserves in 2008 associated with LIFO accounting of certain steel inventories used by the Water Transmission Group.  LIFO reserves are not allocated to the operating segments.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $98.2 million, or 14.7% of sales, in 2008, compared to $97.9 million, or 15.5% of sales, in 2007.  The $.3 million increase in SG&A included $3.5 million from Polyplaster and other Brazilian operations,  higher stock compensation expense of $2.2 million and higher insurance expense of $1.4 million, offset by lower pension expense of $3.9 million, primarily due to improved funding of the pension plans, lower management incentive compensation of $1.5 million and lower auditing and consulting fees of $1.4 million.  The reduction in SG&A as a percent of sales was due to spending controls and the leverage achieved from higher sales.

Other Income, Net

Other income was $8.2 million in 2008, compared to $6.0 million in 2007.  The increase in other income in 2008 was due primarily to $1.5 million higher dividend income from affiliates and $2.7 million proceeds from insurance reimbursements, offset by $1.4 million of foreign exchange loss and $.6 million lower miscellaneous income.  Other income also included royalties and fees from licensees, foreign currency transaction losses and other miscellaneous income.

Interest

Net interest income totaled $1.5 million in 2008, compared to net interest income of $1.9 million in 2007.  Net interest income was lower due to lower interest on short-term investments due to lower overall interest rates, partially offset by lower outstanding debt during 2008.

Provision for Income Taxes

Income taxes increased to $17.0 million in 2008, from $10.4 million in 2007.  The effective tax rate on income from continuing operations increased to 26.0% in 2008, from 18.5% in 2007.  The effective tax rate in 2008 was reduced by tax benefits of $2.9 million associated with tax years no longer subject to audit and settlement of the 2005-2006 Internal Revenue Service (“IRS”) examinations.  The effective tax rate in 2007 was reduced by tax benefits of $5.3 million associated with the decision to dissolve the Company’s wholly-owned United Kingdom subsidiary.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  For both 2007 and 2008, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  The Company released $1.1 million in 2008 and $3.2 million in 2007 of valuation allowance for deferred tax assets related to the Netherlands subsidiary due to profitability in 2008 and 2007 and projected future profitability.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron’s share of the net income of TAMCO, decreased to $10.3 million in 2008, compared to $15.4 million in 2007.  Ameron owns 50% of TAMCO, a mini-mill that produces steel rebar for the construction industry in the western U.S.  Equity income is shown net of income taxes.  Dividends from TAMCO were taxed at an effective rate of 9.6% in 2008 and 9.6% in 2007, reflecting the dividend exclusion provided to the Company under current tax laws.  The decline in TAMCO’s earnings occurred late in 2008 and was due to the difficult conditions in the steel market.  TAMCO’s fourth-quarter results included a $9.8 million write-down of inventory to the lower of cost or market as a result of the recent reduction in steel rebar selling prices.  Demand for steel rebar in TAMCO’s key markets in Nevada, California and Arizona is not expected to recover in the short term.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations totaled $6.1 million in 2007.  In 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5.3 million.  In 2007, the Company recognized a net gain of $.1 million from the final settlement of the sale of the Coatings Business.  In addition, in 2007 the Company recognized $.2 million of research and development tax credits related to the retroactive application of tax legislation and $.6 million of net tax benefit due to an adjustment in tax expense related to the gain on sale of the business.

RESULTS OF OPERATIONS: 2007 COMPARED WITH 2006

General

Income from continuing operations totaled $61.1 million, or $6.73 per diluted share, on sales of $631.0 million for the year ended November 30, 2007, compared to $50.1 million, or $5.64 per diluted share, on sales of $549.2 million in 2006.  All segments had higher sales, and all segments had higher profits due to generally-improved market conditions, except the Water Transmission Group.  Income from continuing operations was higher due primarily to sales growth, interest income, higher equity income and a lower effective tax rate.  Equity in earnings of TAMCO increased by $1.8 million in 2007, compared to 2006.

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

Fiberglass-Composite Pipe's sales increased $61.1 million, or 34.6%, in 2007, compared to 2006.  Sales from operations in the U.S. increased $6.9 million in 2007 primarily due to increased demand for industrial piping, which offset a decline in demand for onshore oilfield piping.  Sales from Asian subsidiary operations increased $31.6 million in 2007, driven by activity in the industrial, marine and offshore segments and the impact of foreign exchange.  Sales from European operations increased $21.3 million in 2007 due to growth in industrial, oilfield and marine markets and the impact of foreign exchange.  The Brazilian business acquired in October 2007 contributed sales of $1.3 million.  The strong demand for oilfield, industrial and marine piping continued to be driven by high oil prices and the high cost of steel piping, the principal substitute for fiberglass pipe.

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

Fiberglass-Composite Pipe Group's gross profit increased $26.9 million in 2007, compared to 2006.  Profit margins improved to 36.0% in 2007, compared to 33.3% in 2006.  Higher margins resulted from improvements in product and market mix, price increases and plant utilization.  Increased sales volume and prices generated additional gross profit of $20.3 million, while favorable product mix and operating efficiencies generated additional gross profit of $6.6 million in 2007.

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

Selling, General and Administrative Expenses

SG&A expenses totaled $97.9 million, or 15.5% of sales, in 2007, compared to $94.7 million, or 17.2% of sales, in 2006.  The $3.2 million increase included higher legal fees and claims of $3.1 million, self-insurance reserves of $1.4 million, stock compensation expense of $.6 million, and commissions and administrative expense of $1.9 million associated with higher sales, offset by lower pension expense of $3.8 million primarily due to the sale of the Coatings Business and improved funding of the pension plans.  The reduction in SG&A as a percent of sales was due to spending controls and the leverage achieved from higher sales.

Other Income, Net

Other income was $6.0 million in 2007, compared to $11.4 million in 2006.  The decrease in other income in 2007 was due primarily to a $9.0 million gain from the sale of property in Brea, California in 2006.  Other income also included royalties and fees from licensees, foreign currency transaction losses, and other miscellaneous income.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Interest

Net interest income totaled $1.9 million in 2007, compared to net interest expense of $1.7 million in 2006.  Net interest income was due to higher interest income from short-term investments, lower average outstanding debt and less higher-rate, fixed-rate debt than in 2006.

Provision for Income Taxes

Income taxes decreased to $10.4 million in 2007, from $10.9 million in 2006.  The effective tax rate on income from continuing operations decreased to 18.5% in 2007, from 23.0% in 2006. The effective tax rate in 2007 was reduced by tax benefits of $5.3 million associated with the decision to dissolve the Company’s wholly-owned United Kingdom subsidiary.  The effective tax in 2006 was reduced by tax benefits of $7.2 million primarily as a result of settlements of the 1996–1998 and 1999–2002 IRS examinations and approval of the Company's research and development credit refund claims by the Congressional Joint Committee on Taxation.  For both 2006 and 2007, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  In 2007, the Company released $3.2 million of valuation allowance related to this subsidiary due to profitability in 2007 and a change in projected profitability in the future.  During the fourth quarter of 2007, the Company recognized a charge to income from continuing operations of approximately $1.2 million primarily related to an additional valuation allowance for deferred tax assets associated with the Company’s subsidiary in the Netherlands.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income, which consists of Ameron’s share of the net income of TAMCO, increased to $15.4 million in 2007, compared to $13.6 million in 2006.  Dividends from TAMCO were taxed at an effective rate of 9.6% in 2007 and 11.3% in 2006 reflecting the dividend exclusion provided to the Company under current tax laws.  The improvement in TAMCO’s earnings was due to increased demand for steel rebar and higher selling prices, reflecting the continued strong construction market and the high price of steel worldwide.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively the "Ameron Subsidiaries"), in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440 million Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2008, the Company was a defendant in 24 asbestos-related cases, compared to 36 cases (60 claimants) as of November 30, 2007.  During the year ended November 30, 2008, there were 20 new asbestos-related cases, 24 cases dismissed, eight  cases settled, no judgments and aggregate net costs and expenses of $.1 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or results of operations.  During the year ended November 30, 2008, the Company incurred $1.0 million of net costs and expenses related to such proceedings.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) sent to the Company a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 was effective for the first quarter of the Company’s 2008 fiscal year.  Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption of FIN No. 48, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment was not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of FIN No. 48 did not require a cumulative adjustment to the opening balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1, FAS 157-2 and FAS 157-3 in 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active.  The Company adopted SFAS No. 157, as amended, effective December 1, 2007 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions of SFAS No. 158 in 2008. See Note (16) of the Notes to Consolidated Financial Statements, under Part II, Item 8, for information regarding the impact of adopting the recognition provisions of SFAS No. 158. The Company has not yet adopted the measurement provisions which are not effective until 2009.  The Company is evaluating whether the adoption of the measurement provision of SFAS No. 158 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2008.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting For Postretirement Benefits Other Than Pensions.”  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The adoption of EITF Issue No. 06-4 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company will adopt EITF Issue No. 06-4 in the first quarter of the fiscal year beginning December 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  SFAS No. 159 also provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 was adopted by the Company as of December 1, 2007.  The Company irrevocably elected not to exercise the fair value option.  The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS No. 141(R) requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS No. 141(R) before that date.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company will adopt SFAS No. 161 in the first quarter of the fiscal year beginning December 1, 2008.

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

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008.  EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment.  It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment.  The resulting gain or loss shall be recognized in earnings.  The Company is evaluating whether the adoption of EITF Issue No. 08-6 will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009.  FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies.  The Company does not use the contracts for speculative or trading purposes.  At November 30, 2008, the Company had three foreign currency forward contracts expiring at various dates through January, 2009, with an aggregate fair value of $.1 million.  Such instruments are carried at fair value, with related adjustments recorded in other income.

Debt Risk

The Company has variable-rate, short-term and long-term debt as well as fixed-rate, long-term debt. The fair value of the Company's fixed-rate debt is subject to changes in interest rates. The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based and the Company believes such debt could be refinanced on materially similar terms.  The Company is subject to the availability of credit to support new requirements and to refinance long-term and short-term debt.

At November 30, 2008, the estimated fair value of notes payable by the Company totaling $10.0 million, with a fixed rate of 5.36% per annum, was $9.9 million. The Company is required to repay these notes in annual installments of $10.0 million in 2009.  At November 30, 2008, the estimated fair value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $27.1 million, with a fixed rate of 4.25% per annum, was $25.7 million.  These notes must be repaid in installments of approximately $6.8 million per year beginning in 2008.  The Company had $7.2 million of variable-rate industrial development bonds payable at a rate of 1.32% per annum at November 30, 2008, payable in 2016. The Company also had $8.5 million of variable-rate industrial development bonds payable at a rate of 1.32% per annum at November 30, 2008, payable in 2021. The industrial revenue bonds are supported by the Revolver.

							Total Outstanding
							As of November 30, 2008
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Value	Value
Liabilities
Long-term debt:
Fixed-rate secured notes, payable in US$	$10,000	$-	$-	$-	$-	$-	$10,000	$9,869
Average interest rate	5.36%	-	-	-	-	-	5.36%

Fixed-rate secured notes, payable in Singapore dollars	6,763	6,763	6,763	6,763	-	-	27,052	25,676
Average interest rate	4.25%	4.25%	4.25%	4.25%	-	-	4.25%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	1.32%	1.32%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	1.32%	1.32%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Year ended November 30,

(Dollars in thousands, except per share data)	2008	2007	2006
Sales	$667,543	$631,010	$549,180
Cost of sales	(513,922)	(484,981)	(416,791)
Gross profit	153,621	146,029	132,389

Selling, general and administrative expenses	(98,166)	(97,870)	(94,689)
Other income, net	8,222	6,030	11,397
Income from continuing operations before interest, income taxes and equity in earnings of joint venture	63,677	54,189	49,097
Interest income/(expense), net	1,533	1,927	(1,682)
Income from continuing operations before income taxes and equity in earnings of joint venture	65,210	56,116	47,415
Provision for income taxes	(16,955)	(10,359)	(10,905)
Income from continuing operations before equity in earnings of joint venture	48,255	45,757	36,510
Equity in earnings of joint venture, net of taxes	10,337	15,383	13,550
Income from continuing operations	58,592	61,140	50,060
Income from discontinued operations, net of taxes	-	6,099	2,140
Net income	$58,592	$67,239	$52,200

Basic earnings per share:
Income from continuing operations	$6.42	$6.77	$5.73
Income from discontinued operations, net of taxes	-	.68	.25
Net income	$6.42	$7.45	$5.98

Diluted earnings per share:
Income from continuing operations	$6.39	$6.73	$5.64
Income from discontinued operations, net of taxes	-	.67	.24
Net income	$6.39	$7.40	$5.88

Weighted-average shares (basic)	9,124,557	9,029,487	8,731,839
Weighted-average shares (diluted)	9,169,056	9,090,846	8,871,695

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS

	As of November 30,

(Dollars in thousands)	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$143,561	$155,433
Receivables, less allowances of $7,009 in 2008 and $6,235 in 2007	181,961	185,335
Inventories	95,645	97,717
Deferred income taxes	25,582	22,446
Prepaid expenses and other current assets	10,053	12,100

Total current assets	456,802	473,031

Investments in joint ventures
Equity method	14,428	14,677
Cost method	3,784	3,784

Property, plant and equipment
Land	38,679	35,860
Buildings	85,555	75,245
Machinery and equipment	306,177	292,563
Construction in progress	37,386	24,655

Total property, plant and equipment at cost	467,797	428,323
Accumulated depreciation	(261,635)	(254,592)

Total property, plant and equipment, net	206,162	173,731
Deferred income taxes	4,763	4,202
Goodwill and intangible assets, net of accumulated amortization of $1,197 in 2008 and $1,130 in 2007	2,108	2,243
Other assets	38,275	34,144

Total assets	$726,322	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

	As of November 30,

(Dollars in thousands, except per share data)	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$16,763	$17,055
Trade payables	52,613	45,216
Accrued liabilities	79,538	84,436
Income taxes payable	10,443	11,985

Total current liabilities	159,357	158,692

Long-term debt, less current portion	35,989	57,593
Deferred income taxes	3,806	15,740
Other long-term liabilities	50,050	28,414

Total liabilities	249,202	260,439

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,188,692 shares in 2008 and 9,138,563 shares in 2007, net of treasury shares	29,805	29,623
Additional paid-in capital	54,447	46,675
Retained earnings	478,968	430,925
Accumulated other comprehensive loss	(31,475)	(9,870)
Treasury Stock (2,733,300 shares in 2008 and 2,710,479 shares in 2007)	(54,625)	(51,980)

Total stockholders' equity	477,120	445,373

Total liabilities and stockholders' equity	$726,322	$705,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Accumulated
			Additional	Unearned		Other
	Shares		Paid-in	Restricted	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Stock	Earnings	Loss	Stock	Total
Balance, November 30, 2005	8,698,148	$28,450	$28,936	$(2,084)	$326,795	$(36,324)	$(49,275)	$296,498
Net Income - 2006	-	-	-	-	52,200	-	-	52,200
Exercise of stock options	347,283	853	7,032	-	-	-	109	7,994
Foreign currency translation adjustment	-	-	-	-	-	2,330	-	2,330
Minimum pension liability adjustment, net of tax	-	-	-	-	-	6,314	-	6,314
Comprehensive income from joint venture	-	-	-	-	-	448	-	448
Cash dividends on Common Stock	-	-	-	-	(7,101)	-	-	(7,101)
Stock compensation expense	-	-	151	-	-	-	-	151
Issuance of restricted stock	51,000	128	(128)	-	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	2,469	-	-	-	-	2,469
Restricted stock compensation expense	-	-	3,124	-	-	-	-	3,124
Treasury stock purchase	(21,337)	-	-	-	-	-	(1,202)	(1,202)
Reclassification of unearned restricted stock under SFAS No. 123(R)	-	-	(2,084)	2,084	-	-	-	-
Balance, November 30, 2006	9,075,094	29,431	39,500	-	371,894	(27,232)	(50,368)	363,225
Net Income - 2007	-	-	-	-	67,239	-	-	67,239
Exercise of stock options	49,125	106	1,456	-	-	-	-	1,562
Foreign currency translation adjustment	-	-	-	-	-	8,210	-	8,210
Minimum pension liability adjustment, net of tax	-	-	-	-	-	15,237	-	15,237
Adjustment for initial adoption of SFAS No. 158, net of tax	-	-	-	-	-	(6,035)	-	(6,035)
Comprehensive income from joint venture	-	-	-	-	-	(50)	-	(50)
Cash dividends on Common Stock	-	-	-	-	(8,208)	-	-	(8,208)
Stock compensation expense	-	-	103	-	-	-	-	103
Issuance of restricted stock	34,550	86	(86)	-	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	1,955	-	-	-	-	1,955
Restricted stock compensation expense	-	-	3,747	-	-	-	-	3,747
Treasury stock purchase	(20,206)	-	-	-	-	-	(1,612)	(1,612)
Balance, November 30, 2007	9,138,563	29,623	46,675	-	430,925	(9,870)	(51,980)	445,373
Net Income - 2008	-	-	-	-	58,592	-	-	58,592
Exercise of stock options	28,750	72	348	-	-	-	-	420
Foreign currency translation adjustment	-	-	-	-	-	(11,860)	-	(11,860)
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	-	-	(200)	-	(200)
Net actuarial loss	-	-	-	-	-	(8,666)	-	(8,666)
Forfeiture of restricted stock	-	-	91	-	-	-	(91)	-
Comprehensive income from joint venture	-	-	-	-	-	(879)	-	(879)
Cash dividends on Common Stock	-	-	-	-	(10,549)	-	-	(10,549)
Stock compensation expense	-	-	76	-	-	-	-	76
Issuance of restricted stock	44,200	110	(110)	-	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	1,330	-	-	-	-	1,330
Restricted stock compensation expense	-	-	6,037	-	-	-	-	6,037
Treasury stock purchase	(22,821)	-	-	-	-	-	(2,554)	(2,554)
Balance, November 30, 2008	9,188,692	$29,805	$54,447	$-	$478,968	$(31,475)	$(54,625)	$477,120

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Year ended November 30,
(In thousands)	2008	2007	2006

Net income	$58,592	$67,239	$52,200
Foreign currency translation adjustment	(11,860)	8,210	2,330
Defined benefit pension plans		15,237	6,314
Net prior service cost	(200)	-	-
Net actuarial loss	(8,666)	-	-
Comprehensive (loss)/income from joint venture	(879)	(50)	448
Comprehensive income	$36,987	$90,636	$61,292

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended November 30,
(In thousands)	2008	2007	2006
OPERATING ACTIVITIES
Net income	$58,592	$67,239	$52,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,320	16,993	17,270
Amortization	89	41	170
(Benefit)/provision for deferred income taxes	(3,509)	7,016	(5,631)
Earnings in excess of distributions from joint ventures	(630)	(227)	(276)
Loss/(gain) from sale of property, plant and equipment	68	17	(8,864)
(Gain)/loss from sale of discontinued operations	-	(5,943)	157
Stock compensation expense	6,113	3,850	3,275
Non-cash write-down of assets	-	643	-
Changes in operating assets and liabilities:
Receivables, net	1,381	(21,747)	(23,284)
Inventories	3,846	(19,200)	(25,906)
Prepaid expenses and other current assets	1,802	3,847	(5,890)
Other assets	(5,473)	(440)	6,323
Trade payables	8,688	(1,626)	6,937
Accrued liabilities and income taxes payable	(6,129)	14,024	22,330
Other long-term liabilities and deferred income taxes	3,272	(1,284)	(21,968)
Net cash provided by operating activities	88,430	63,203	16,843
INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,575	288	10,253
Proceeds from sale of discontinued operations	-	16,319	115,000
Acquisitions	-	(5,977)	(989)
Additions to property, plant and equipment	(60,697)	(47,697)	(34,530)
Net cash (used in)/provided by investing activities	(59,122)	(37,067)	89,734
FINANCING ACTIVITIES
Net change in short-term borrowings	-	-	(8,333)
Issuance of debt	-	2,483	3,279
Repayment of debt	(21,126)	(12,708)	(11,069)
Dividends on Common Stock	(10,549)	(8,208)	(7,101)
Issuance of Common Stock	420	1,562	7,994
Excess tax benefits related to stock-based compensation	1,330	1,955	2,469
Purchase of treasury stock	(2,554)	(1,612)	(1,202)
Net cash used in financing activities	(32,479)	(16,528)	(13,963)

Effect of exchange rate changes on cash and cash equivalents	(8,701)	6,346	2,194
Net change in cash and cash equivalents	(11,872)	15,954	94,808
Cash and cash equivalents at beginning of year	155,433	139,479	44,671

Cash and cash equivalents at end of year	$143,561	$155,433	$139,479

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates include revenue and costs recorded under percentage-of-completion accounting, assumptions related to benefit plans and reserves associated with management incentives, receivables, inventories, income taxes, self insurance and environmental and legal contingencies. Actual results could differ from those estimates.

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were $6,723,000 in 2008, $5,724,000 in 2007, and $5,790,000 in 2006.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company is subject to income taxes in the U.S. and in numerous foreign jurisdictions.  Judgments, estimates and assumptions are required in determining tax return reporting positions and in calculating provisions for income taxes, which are based on interpretations of tax regulations and accounting pronouncements.  Liabilities are established for uncertain tax positions when it is more likely than not that such positions will be challenged and may not be sustained upon review by taxing authorities.  These liabilities are established through the income tax provisions and are recorded as liabilities on the consolidated balance sheets.  These liabilities are recalculated as governing laws and facts and circumstances change, such as the closing of a tax audit or the expiration of the statute of limitations for a specific exposure.

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

(Dollars In thousands, except per share data)	2008	2007	2006
Numerator:
Income from continuing operations	$58,592	$61,140	$50,060
Income from discontinued operations, net of taxes	-	6,099	2,140
Net income	$58,592	$67,239	$52,200

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,124,557	9,029,487	8,731,839

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,124,557	9,029,487	8,731,839
Dilutive effect of stock options and restricted stock	44,499	61,359	139,856
Weighted-average shares outstanding, diluted	9,169,056	9,090,846	8,871,695

Basic net income per share:
Income from continuing operations	$6.42	$6.77	$5.73
Income from discontinued operations, net of taxes	-	.68	.25
Net income	$6.42	$7.45	$5.98

Diluted net income per share:
Income from continuing operations	$6.39	$6.73	$5.64
Income from discontinued operations, net of taxes	-	.67	.24
Net income	$6.39	$7.40	$5.88

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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
(in years)
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

The Company reviews the recoverability of intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated, future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Self Insurance

The Company typically utilizes third-party insurance subject to varying retention levels (deductibles or self insurance) and aggregate limits.  The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

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

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates. From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks.  The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.  As of November 30, 2008 and 2007, the Company had foreign currency forward contracts with an aggregate fair value of $63,000 and $2,000, respectively.  The Company does not apply hedge accounting for these derivative financial instruments.  These derivatives are not designated as hedges for accounting purposes.  Net changes in fair values of the underlying instruments are recognized in earnings.

Fair Value of Financial Instruments

The fair value of financial instruments, other than long-term debt or derivatives, approximates the carrying value because of the short-term nature of such instruments.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign exchange contracts.  The Company records an allowance for doubtful accounts based on historical experience and expected trends.  Credit risk with respect to trade accounts receivable is generally distributed over a large number of entities comprising the Company's customer base and is geographically dispersed.  The Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and, in certain instances, maintains credit insurance.  The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.  If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payment, additional allowances may be required.

Stock-Based Compensation

Effective December 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” using the Modified Prospective Application method.  SFAS No. 123 (R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements as described in Note 13, herein.  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Other Comprehensive Loss

The components of accumulated other comprehensive loss at November 30, were as follows:

	2008			2007
		Tax			Tax
(In thousands)	Before Tax	Benefit	Net of Tax	Before Tax	Benefit	Net of Tax
Foreign currency translation adjustment	$(3,732)	$-	$(3,732)	$8,128	$-	$8,128
Comprehensive loss from TAMCO	(2,025)	-	(2,025)	(1,146)	-	(1,146)
Defined benefit pension plans
Net actuarial loss	(45,010)	21,322	(23,688)	(24,626)	9,604	(15,022)
Net prior service cost	(2,312)	282	(2,030)	(3,000)	1,170	(1,830)
Accumulated other comprehensive loss	$(53,079)	$21,604	$(31,475)	$(20,644)	$10,774	$(9,870)

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined in FIN No. 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN No. 48 at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  FIN No. 48 was effective for the first quarter of the Company’s 2008 fiscal year.  Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption of FIN No. 48, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment was not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of FIN No. 48 did not require a cumulative adjustment to the opening balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1, FAS 157-2 and FAS 157-3 in 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active.  The Company adopted SFAS No. 157, as amended, effective December 1, 2007 with the exception of the application of SFAS No. 157 to non-recurring non-financial assets and non-financial liabilities.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.  Further information about the application of SFAS No. 157 may be found in Note (19), herein.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions of SFAS No. 158 in 2008.  See Note (16), herein, for information regarding the impact of adopting the recognition provisions of SFAS No. 158.  The Company has not yet adopted the measurement provisions which are not effective until 2009.  The Company is evaluating whether the adoption of the measurement provision of SFAS No. 158 will have a material effect on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  SFAS No. 159 also provides companies the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 was adopted by the Company as of December 1, 2007.  The Company irrevocably elected not to exercise the fair value option.  The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) amends accounting and reporting standards associated with business combinations and requires the acquiring entity to recognize the assets acquired, liabilities assumed and noncontrolling interests in the acquired entity at the date of acquisition at their fair values.  In addition, SFAS No. 141(R) requires that direct costs associated with an acquisition be expensed as incurred and sets forth various other changes in accounting and reporting related to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply SFAS No. 141(R) before that date.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends the accounting and reporting for noncontrolling interests in a consolidated subsidiary and the deconsolidation of a subsidiary.  Included in this statement is the requirement that noncontrolling interests be reported in the equity section of the balance sheet.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.  The Company will adopt SFAS No. 161 in the first quarter of the fiscal year beginning December 1, 2008.

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

In December 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Consideration,” effective for fiscal years beginning after December 15, 2008.  EITF Issue No. 08-6 requires an equity method investor to account for its initial investment at cost and shall not separately test an investee’s underlying indefinite-lived intangible assets for impairment.  It also requires an equity method investor to account for share issuance by an investee as if the investor had sold a proportionate share of its investment.  The resulting gain or loss shall be recognized in earnings.  The Company is evaluating whether the adoption of EITF Issue No. 08-6 will have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending FASB Statement No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009.  FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements.

Supplemental Cash Flow Information

(In thousands)	2008	2007	2006
Interest paid	$3,256	$3,996	$4,891
Income taxes paid	14,862	18,687	9,663

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Business Acquisitions

The Company made no acquisitions in the fiscal year ending November 30, 2008.  In October 2007, the Company acquired the business of Polyplaster, Ltda. (“Polyplaster”) for $5,977,000 plus an earn out that could total $1,500,000 based on the post-acquisition performance of the acquired business.  The purchase price was assigned primarily to property, plant and equipment, and inventory.  Results of operations would not have been significantly different had the acquisition been completed at the beginning of periods presented.  Polyplaster is a fiberglass-pipe manufacturer located in Betim, Brazil, near the city of Belo Horizonte which supplies polyester, fiberglass-pipe systems to the water, wastewater and industrial markets.  This acquisition expands the Company’s operations in South America.  In 2006, the Company acquired the assets of Tubos Y Activos (“Tubos”), a steel fabrication operation located in Mexicali, Mexico, for $989,000.  Polyplaster is included in the Fiberglass-Composite Pipe Group; Tubos is included in the Water Transmission Group.

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

During 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5,251,000.  In 2007, the Company also recognized a net gain of $107,000 resulting from the final settlement with PPG.  In addition, the Company recognized $156,000 of research and development tax credits related to the Coatings Business in 2007.  The 2007 tax credit was due to the retroactive application of tax legislation enacted in 2007.  During the fourth quarter of 2007, the Company recognized a net tax benefit of $585,000 due to an adjustment in tax expense related to the gain on the sale of the Coatings Business.  Income taxes on gain from sale of discontinued operations in 2006 reflected the allocation of sale proceeds to various taxing jurisdictions, which resulted in certain tax losses without tax benefits.

The results of operations for the discontinued business were as follows for the year ended November 30:

(In thousands)	2007	2006
Revenue from discontinued operations	$-	$152,190

Income from discontinued operations before disposal, before income taxes	$-	$5,308
Income taxes on income from discontinued operations	156	(3,011)
Income from discontinued operations before disposal, net of taxes	156	2,297

Gain from sale of discontinued operations, before income taxes	5,358	862
Income taxes on gain from sale of discontinued operations	585	(1,019)
Gain/(loss) on sale of discontinued operations, net of taxes	5,943	(157)
Income from discontinued operations, net of taxes	$6,099	$2,140

Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation.  Prior period balance sheets and cash flow statements have not been adjusted.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2008	2007	2006
Dividends from joint ventures-cost method	$4,010	$2,451	$-
Royalties, fees and other income	1,361	751	887
(Loss)/gain on sale of property, plant and equipment	(68)	(17)	8,837
Foreign currency loss	(1,339)	(116)	(1,089)
Other	4,258	2,961	2,762
	$8,222	$6,030	$11,397

NOTE 4 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2008	2007
Trade	$155,061	$156,562
Joint ventures	1,380	2,714
Other	32,529	32,294
Allowances	(7,009)	(6,235)
	$181,961	$185,335

The Company’s provision for bad debts was $4,419,000 in 2008, $3,248,000 in 2007, and $1,351,000 in 2006.  Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $24,706,000 and $45,578,000 at November 30, 2008 and 2007, respectively.

NOTE 5 – INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2008	2007
Finished products	$44,033	$41,580
Materials and supplies	33,485	28,246
Products in process	18,127	27,891
	$95,645	$97,717

Certain steel inventories used by the Water Transmission Group are valued using the LIFO method.  Inventories valued using the LIFO method comprised 21.5% and 17.5% of consolidated inventories at November 30, 2008 and 2007, respectively.  During 2008, inventory quantities subject to valuation using the LIFO method declined; while steel prices increased significantly.  The decrease in cost of goods sold of approximately $8,233,000 associated with the liquidation of LIFO inventory quantities carried at historically lower costs was offset by an increase in cost of goods sold of approximately $6,390,000 due to the increase in steel prices.  The impact was a net decrease in LIFO reserve of $1,843,000.  If inventories valued using the LIFO method were valued using the FIFO method, total inventories would have increased by $7,906,000 and $9,749,000 at November 30, 2008 and 2007, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 - JOINT VENTURES

Investments, advances and equity in undistributed earnings of joint ventures were as follows at November 30:

(In thousands)	2008	2007
Investment--equity method	$14,428	$14,677
Investments--cost method	3,784	3,784
	$18,212	$18,461

The Company's ownership of joint ventures is summarized below:

		Ownership
Products	Joint Ventures	Interest
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%
Steel products	TAMCO	50%

Investments in joint ventures and the amount of undistributed earnings were as follows:

	Fiberglass	Concrete	Steel
(In thousands)	Pipe	Pipe	Products	Total
Cost	$3,784	$-	$8,482	$12,266
Accumulated comprehensive loss from joint venture	-	-	(2,025)	(2,025)
Accumulated equity in undistributed earnings	-	-	7,971	7,971

Investment, November 30, 2008	$3,784	$-	$14,428	$18,212

2008 Dividends	$2,514	$1,496	$10,808	$14,818

Cost	$3,784	$-	$8,482	$12,266
Accumulated comprehensive loss from joint venture	-	-	(1,146)	(1,146)
Accumulated equity in undistributed earnings	-	-	7,341	7,341

Investment, November 30, 2007	$3,784	$-	$14,677	$18,461

2007 Dividends	$2,451	$-	$16,792	$19,243

The Company provides for income taxes on the undistributed earnings of its joint ventures to the extent such earnings are included in the consolidated statements of income.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The investment in TAMCO was recorded based on audited financial statements as of November 30, 2008.  Condensed financial data of TAMCO, an investment which is accounted for under the equity method, were as follows:

Financial Condition (at November 30,)

(In thousands)	2008	2007
Current assets	$64,168	$80,167
Noncurrent assets	47,978	40,215
	$112,146	$120,382

Current liabilities	$58,691	$67,147
Noncurrent liabilities	8,855	8,140
Stockholders' equity	44,600	45,095
	$112,146	$120,382

Results of Operations (year ended November 30,)

(In thousands)	2008	2007	2006
Net sales	$365,957	$268,208	$273,036
Gross profit	49,927	66,494	61,336
Net income	22,877	34,037	30,559

TAMCO’s 2008 fourth-quarter results included a $9,800,000 pretax write-down of inventory to the lower of cost or market as a result of the recent reduction in steel rebar selling prices.  The Company recognized $2,025,000 and $1,146,000 in accumulated other comprehensive loss at November 30, 2008 and 2007, respectively, which represents its proportionate share of TAMCO’s accumulated other comprehensive loss.

TAMCO’s primary source of financing is a $60,000,000 credit facility.  Approximately $50,000,000 is currently outstanding under the credit facility, which is scheduled to expire on March 1, 2009.  TAMCO has received a commitment from its bank, subject to certain conditions precedent to closing, for a one year credit facility that decreases to $35,000,000 effective May 1, 2009.  Separately, TAMCO’s shareholders agreed to provide $22,000,000 to TAMCO by February 28, 2009.  The Company’s share of the funding from shareholders totals $11,000,000.  The Company may provide additional funding to TAMCO if TAMCO is unable to finalize the bank facility or obtain other third-party financing.  TAMCO's ability to issue dividends will be dependent on its future cash position and limited by terms of its financing arrangements.

Sales to joint ventures totaled $4,365,000 in 2008, $3,873,000 in 2007, and $5,888,000 in 2006.

NOTE 7 - OTHER ASSETS

Other assets were as follows at November 30:

(In thousands)	2008	2007
Cash surrender value of insurance policies	$25,584	$25,294
Assets held for sale	2,302	3,599
Other	10,389	5,251
	$38,275	$34,144

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:

(In thousands)	2008	2007
Self insurance reserves	$38,159	$29,877
Compensation and benefits	21,121	22,843
Commissions and royalties	3,498	1,866
Reserves for pending claims and litigation	3,328	2,331
Product warranties and guarantees	3,238	3,590
Taxes (other than income taxes)	3,090	3,363
Deferred Income	1,461	13,759
Interest	44	172
Other	5,599	6,635
	$79,538	$84,436

Deferred income related to prepayments made by customers.  The net decrease from 2007 to 2008 reflected revenue recognized by the Company’s Water Transmission Group as projects were completed during 2008.  The Company's product warranty accrual reflects Management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently-available information.  Changes in the product warranty accrual for the year ended November 30 were as follows:

(In thousands)	2008	2007
Balance, beginning of period	$3,590	$3,146
Payments	(1,925)	(2,594)
Warranty adjustment	(162)	130
Warranties issued during the period	1,735	2,908
Balance, end of period	$3,238	$3,590

NOTE 9 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:

(In thousands)	2008	2007
Accrued pension cost	$39,261	$23,345
Taxes payable	7,393	-
Compensation and benefits	3,206	3,336
Other	190	1,733
	$50,050	$28,414

During 2008, the Company adopted FIN 48 which resulted in a reclassification of $7,393,000 of tax reserves related to uncertain tax positions for which a cash payment is not expected within the next 12 months to noncurrent liabilities.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 10 - INCOME TAXES

The provision for income taxes included the following for the year ended November 30:

(In thousands)	2008	2007	2006
Current
Federal	$6,605	$(2,678)	$14,615
Foreign	12,329	7,413	5,364
State	1,530	(1,392)	3,459
	$20,464	$3,343	$23,438

Deferred
Federal	$(1,590)	$10,646	$(10,309)
Foreign	(1,617)	(5,078)	(386)
State	(302)	1,448	(1,838)
	(3,509)	7,016	(12,533)
Provision for income taxes	$16,955	$10,359	$10,905

Deferred income tax assets/(liabilities) were comprised of the following as of November 30:

(In thousands)	2008	2007
Current deferred income taxes
Self-insurance and claims reserves	$12,216	$10,572
Inventories	5,967	5,541
Employee benefits	4,414	4,406
Accounts receivable	848	1,731
Valuation allowances	(2,518)	(2,641)
Other	4,655	2,837

Net current deferred income tax assets	$25,582	$22,446

Noncurrent deferred income taxes
Net operating loss carry-overs	$9,556	$12,597
Pension benefit costs	13,924	6,134
Employee benefits	1,549	1,661
Investments	(536)	(227)
Valuation allowances	(7,730)	(12,969)
Property, plant and equipment	(16,296)	(17,277)
Other	490	(1,457)

Net noncurrent deferred income tax assets/(liabilities)	$957	$(11,538)

Net deferred income tax assets	$26,539	$10,908

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

As of November 30, 2008, the Company had foreign net operating loss carry-overs of approximately $34,900,000. A full valuation allowance has been provided against these net operating losses except for $17,000,000 of net operating losses generated by the Company’s subsidiary in the Netherlands, which has shown recent profitability. The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit.  The net valuation allowance decreased by $5,363,000 in 2008, compared to 2007.  This net decrease included a $6,479,000 decrease in the valuation allowance for foreign net operating loss carry-overs and other foreign deferred tax assets for which no benefit has been recognized.  Included in this decrease was a release of $1,100,000 in 2008 and $3,200,000 in 2007 of valuation allowance related to the Company’s subsidiary in the Netherlands due to profitability in 2007 and 2008, and projected profitability in the future.  The decrease in 2008 was partially offset by a net increase in the valuation allowance related to executive compensation deductions.

The tax provision represents effective tax rates of 26.0%, 18.5% and 23.0% of income before income taxes for the years ended November 30, 2008, 2007 and 2006, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35.0% is as follows for the year ended November 30:

(In thousands)	2008	2007	2006
Domestic pretax income	$9,883	$6,721	$30,036
Foreign pretax income	55,327	49,395	17,379
	$65,210	$56,116	$47,415
Taxes at federal statutory rate	$22,823	$19,641	$16,596
State taxes, net of federal tax benefit	798	(293)	1,053
Foreign earnings taxed at different rates, including withholding taxes	(4,010)	(4,782)	1,264
Percentage depletion	(587)	(618)	(558)
Non-deductible compensation	2,462	2,612	1,702
Research and development credits	(398)	(449)	(28)
Section 199 deduction	(521)	(262)	(490)
Settlement of tax examinations	(2,920)	(1,285)	(7,233)
Investment write-off	-	(4,723)	-
Other, net	(692)	518	(1,401)
	$16,955	$10,359	$10,905

The Company files tax returns in numerous jurisdictions and is subject to audit in these jurisdictions.  During the year ended November 30, 2008, the Company was audited by the Internal Revenue Service (“IRS”) for 2005 and 2006, with no material assessment; and the statute of limitations for 2004 expired.  Although the 2005 and 2006 examinations were completed, the statutes are still open for 2005 and forward.  In addition, the financial statements reflect settlements with other local and foreign jurisdictions.  The net impact to the Company’s financial statements as a result of these federal, foreign and local jurisdiction settlements was a reduction of $2,920,000 in income taxes payable.

During the year ended November 30, 2007, the Company was not under federal audit; and the statute of limitations for 2003 expired.  In 2006, the IRS finalized its examination of the Company’s 1996 through 1998 federal income tax returns as well as its returns for 1999 through 2002.  The results of these examinations, which included a concurrent review of the Company’s claims for research and development credits for tax years 1998-2000, are reflected in the financial statements.  In addition, the financial statements reflect settlements with other local and foreign jurisdictions.  The net impact to the Company’s financial statements as a result of these federal, foreign and local jurisdiction settlements was a reduction of $7,233,000 in income taxes payable in 2006.

The Company intends to permanently reinvest its unrepatriated foreign earnings.  The cumulative amount of undistributed earnings of foreign subsidiaries was $94,000,000 at November 30, 2008.  The Company has not provided deferred taxes on the earnings, and the additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

A reconciliation of unrecognized tax benefits from December 1, 2007 to November 30, 2008 follows:

(In thousands)	2008
Unrecognized tax benefits at December 1, 2007	$13,102
Increases for positions taken in current year	1,157
Increases for positions taken in prior years	658
Decreases for positions taken in prior years	(6,557)
Decreases for settlements with taxing authorities	(145)
Decreases for lapses in the applicable statute of limitations	(799)
Unrecognized tax benefits at November 30, 2008	$7,416

At November 30, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $7,416,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $3,951,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At December 1, 2007, the total amount of gross unrecognized tax benefits, excluding interest, was $13,102,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,233,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,098,000 were recorded as a liability in the Company’s consolidated balance sheet at November 30, 2008, compared to $1,415,000 as of December 1, 2007.

The Company’s federal income tax returns remain subject to examination for 2007 and forward.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes ranging from 2000 through 2008.  The Company also files multiple foreign income tax returns and remains subject to examination in multiple foreign jurisdictions, including the Netherlands, Brazil, Singapore and Malaysia, for years ranging from 1996 through 2008.

NOTE 11 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2008 and at November 30, 2007.  At November 30, 2008, the equivalent of $12,573,000 was available under short-term credit lines.

Domestically, as of November 30, 2008, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver").  At November 30, 2008, $18,167,000 of the Revolver was utilized for standby letters of credit; therefore, $81,833,000 was available.  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625% based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks.  Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates.  Short-term lines permit borrowings up to $17,800,000.  At November 30, 2008, there were no borrowings under these facilities.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company intends for short-term borrowing under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  The amount available under the Revolver exceeded such short-term borrowing at November 30, 2007.

Long-term debt consisted of the following as of November 30:

(In thousands)	2008	2007
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$10,000	$20,000
4.25%, payable in Singapore Dollars, in annual principal installments of $6,763	27,052	35,274
Variable-rate industrial development bonds:
payable in 2016 (1.32% at November 30, 2008)	7,200	7,200
payable in 2021 (1.32% at November 30, 2008)	8,500	8,500
Variable-rate bank revolving credit facility	-	3,674
	52,752	74,648
Less current portion	(16,763)	(17,055)
	$35,989	$57,593

Future maturities of long-term debt were as follows as of November 30, 2008:

	Year ending
(In thousands)	November 30,	Amount
	2009	$16,763
	2010	6,763
	2011	6,763
	2012	6,763
	2013	-
	Thereafter	15,700
		$52,752

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003. The Company's consolidated net worth exceeded the covenant amount by $167.9 million as of November 30, 2008. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At November 30, 2008, the Company maintained a consolidated leverage ratio of .54 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At November 30, 2008, qualifying tangible assets equaled 4.15 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At November 30, 2008, the Company maintained such a fixed charge coverage ratio of 2.68 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $26.8 million of retained earnings was not restricted, at November 30, 2008, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2008, the Company was in compliance with all covenants.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2008	2007	2006
Interest income	$3,871	$5,161	$2,899
Interest expense	(2,338)	(3,234)	(4,581)
Interest income/(expense), net	$1,533	$1,927	$(1,682)

The following disclosure of the estimated fair value of the Company's debt is prepared in accordance with the requirements of SFAS No. 157, "Fair Value Measurements."  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
November 30, 2008
Fixed-rate, long-term debt	$37,052	$35,545
Variable-rate, long-term debt	15,700	15,700

November 30, 2007
Fixed-rate, long-term debt	$55,274	$55,444
Variable-rate, long-term debt	19,374	19,374

The Company used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at November 30, 2008 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 12 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $4,633,000 in 2008, $4,039,000 in 2007, and $3,774,000 in 2006.  Future rental commitments were as follows as of November 30, 2008:

	Year ending
(In thousands)	November 30,	Amount
	2009	$4,494
	2010	4,031
	2011	3,314
	2012	2,206
	2013	1,328
	Thereafter	20,882
		$36,255

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals aggregating $2,428,000 at November 30, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 - INCENTIVE STOCK COMPENSATION PLANS

As of November 30, 2008, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the 12 months ended November 30, 2008, the Company granted 3,802 stock options to non-employee directors with a fair value on the grant date of $101,000.  The Company also granted 7,200 restricted shares to non-employee directors with a fair value on the grant dates of $675,000 and 19,000 restricted shares to key employees with a fair value on the grant dates of $1,976,000.  In 2007, the Company also granted to a key employee 54,000 shares of restricted stock that will vest in February of 2008, 2009, and 2010, so long as a change of control of the Company has not occurred prior to the applicable grant date and the key employee continues to be employed by the Company.  The fair value on the grant date of those restricted shares was $5,395,000.  Additionally, the key employee received a grant of performance stock units, pursuant to which a maximum of 24,000 shares of the Company’s Common Stock may be issued depending on the Company’s per share stock price on the date the award vests, no later than November 30, 2010.  A lattice model was used with volatility rate of 38% and risk free rate of 4.04% in determining the fair value of the performance stock units.  The volatility rate was calculated based on historical trading data with the anticipated life of 2.5 years.  The risk-free rate was based on the contemporary yield curve between the two and three year rate.  The fair value of the performance stock units on the grant date was $2,055,000, to be recognized ratably as stock compensation expense through March 31, 2010.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At November 30, 2008, there were 7,000 shares subject to such stock options.

Effective December 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments,” using the Modified Prospective Application method.  SFAS No. 123(R) requires the Company to measure all employee stock-based compensation awards using the fair-value method and to record such expense in its consolidated financial statements.  Under the Modified Prospective Application method, financial results for the prior periods have not been adjusted.  Stock-based compensation expense for the year ended November 30, 2008 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested, as of December 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all stock-based compensation awards granted subsequent to November 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's income from continuing operations before income taxes and equity in earnings of joint venture for the year ended November 30, 2008 included compensation expense of $6,113,000, related to stock-based compensation arrangements, compared to $3,850,000 in 2007 and $3,275,000 in 2006.  Tax benefit related to this expense was $2,384,000 in 2008, compared to $1,502,000 in 2007 and $1,277,000 in 2006.  There were no capitalized share-based compensation costs for the year ended November 30, 2008.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  For the 12 months ended November 30, 2008, excess tax benefits totaled $1,330,000, compared to $1,955,000 in 2007.

The following table summarizes the stock option activity for the year ended November 30, 2008:

Current Year Stock-Based Compensation

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2007	67,250	$28.77
Granted	3,802	101.23
Exercised	(34,750)	27.46
Outstanding at November 30, 2008	36,302	27.00	4.61	$771

Options exercisable at November 30, 2008	31,000	30.01	3.96	$740

In the year ended November 30, 2008, 3,802 options were granted; and no options were forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the Company's closing stock price on the last trading day of fiscal 2008 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on November 30, 2008.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised in the years ended November 30, 2008, 2007 and 2006 was $2,414,000, $3,050,000, and $13,870,000, respectively.

As of November 30, 2008, there was $4,821,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

In the years ended November 30, 2008, 2007 and 2006, 26,200, 88,550, and 51,000 shares of restricted stock were granted, respectively.  The weighted-average, grant-date fair value of such restricted stock was $101.18, $90.76, and $55.31, respectively.  The fair value of vested restricted stock for the years ended November 30, 2008, 2007 and 2006 was $5,844,000, $3,562,000, and $3,973,000, respectively.  In 2008, 1,667 shares of restricted stock were forfeited, with a fair value of $91,000.

Net cash proceeds from stock options exercised in the years ended November 30, 2008, 2007 and 2006 were $420,000, $1,562,000, and $7,994,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

During 2008, the Company completed the required goodwill and intangible asset impairment tests.  No impairment losses were identified as a result of these tests.  Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign
		Currency
	November 30,	Translation	November 30,
(In thousands)	2007	Adjustments	2008
Fiberglass-Composite Pipe	$1,440		$1,440
Water Transmission	392	(32)	360
Infrastructure Products	201	-	201
	$2,033	$(32)	$2,001

The Company's intangible assets, other than goodwill, and related accumulated amortization consisted of the following:

	November 30, 2008		November 30, 2007
	Gross Intangible	Accumulated	Gross Intangible	Accumulated
(In thousands)	Assets	Amortization	Assets	Amortization
Trademarks	$111	$(106)	$113	$(101)
Non-compete agreements	282	(186)	299	(163)
Patents	212	(212)	212	(212)
Other	64	(58)	79	(17)
	$669	$(562)	$703	$(493)

All of the Company's intangible assets, other than goodwill, are subject to amortization.  Amortization expense related to intangible assets for the years ended November 30, 2008, 2007, and 2006 was $89,000, $41,000, and $170,000, respectively.  At November 30, 2008, estimated future amortization expense for each year in the four-year period ending November 30, 2012 was as follows: $45,000 for 2009, $35,000 for 2010, $17,000 for 2011, and $10,000 for 2012.  Amortizing intangible assets will be fully amortized by November 30, 2012.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and two of its subsidiaries, Ameron (UK) Limited and Ameron B.V. (collectively the "Ameron Subsidiaries"), in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and the Ameron Subsidiaries.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440,000,000 Canadian dollars, a figure which the Company and the Ameron Subsidiaries contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128,000,000, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20,000,000, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2008, the Company was a defendant in 24 asbestos-related cases, compared to 36 cases (60 claimants) as of November 30, 2007.  During the year ended November 30, 2008, there were 20 new asbestos-related cases, 24 cases dismissed, eight cases settled, no judgments and aggregate net costs and expenses of $83,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position, cash flows, or results of operations.  During the year ended November 30, 2008, the Company incurred $1,000,000 of net costs and expenses related to such proceedings.

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) sent to the Company a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a qualified, defined benefit, noncontributory pension plan for certain U.S. employees not covered by union pension plans.  The Company’s subsidiary in the Netherlands provides defined retirement benefits to eligible employees.  The Company also provides health and life insurance to a limited number of eligible retirees and eligible survivors of retirees.

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

Assets of the Company’s U.S. defined benefit plan are invested in a directed trust. Assets in the trust are invested in domestic and foreign equity securities of corporations (including $4,310,400 of the Company’s Common Stock at November 30, 2008), U.S. government obligations, derivative securities, corporate bonds and money market funds. The subsidiary in the Netherlands contracts with third-party insurance companies to pay benefits to retirees.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PENSION BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2008 and 2007 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)	2008	2007	2008	2007
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$192,410	$192,504	$45,908	$49,066
Service cost	2,974	2,928	439	529
Interest cost	11,553	11,178	2,541	2,260
Participant contributions	-	-	185	163
Amendments	46	-	-	-
Actuarial (gain)/loss	(19,861)	(2,829)	(7,429)	(9,227)
Foreign currency exchange rate changes	-	-	(6,039)	4,333
Benefit payments	(11,749)	(11,371)	(1,494)	(1,216)
Projected benefit obligation-end of year	$175,373	$192,410	$34,111	$45,908

Accumulated Benefit Obligation	$167,318	$184,724	$33,663	$45,370

Change in Plan Assets
Plan assets at fair value-beginning of year	$183,940	$166,138	$34,310	$31,973
Actual return on plan assets	(34,775)	26,142	4,423	(324)
Foreign currency exchange rate changes	-	-	(5,810)	3,049
Employer contributions	3,031	3,031	940	665
Participant contributions	-	-	185	163
Settlement	-	-	-	-
Benefit payments	(11,749)	(11,371)	(1,494)	(1,216)
Plan assets at fair value-end of year	$140,447	$183,940	$32,554	$34,310

Funded Status	$(34,926)	$(8,470)	$(1,557)	$(11,598)

Balance Sheet Amounts
Noncurrent assets	$-	$-	$-	$167
Current liabilities	(30)	(30)	-	-
Noncurrent liabilities	(34,896)	(8,440)	(1,557)	(11,765)
Net amount recognized	$(34,926)	$(8,470)	$(1,557)	$(11,598)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The pretax amounts recognized in accumulated other comprehensive income include the following as of November 30, 2008:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$54,908	$(9,662)	$(236)
Prior service cost/(credit)	288	1,587	437
Net amount recognized	$55,196	$(8,075)	$201

The Company’s estimates of 2009 amortization of amounts included in accumulated other comprehensive income are as follows:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$5,802	$(674)	$-
Prior service cost/(credit)	72	(263)	-
Net amount recognized	$5,874	$(937)	$-

The Company contributed $3,000,000 to the U.S. pension plan and $940,000 to the non-U.S. pension plans in 2008.  The Company expects to contribute approximately $8,500,000 to its U.S. pension plan and $1,800,000 to the non-U.S. pension plans in 2009.  The increased contribution is due to the decrease in plan assets associated with declining investment markets in 2008 and to the requirement of the Pension Protection Act of 2006.

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2008:

	Year Ending	U.S. Pension	Non-U.S. Pension
(In thousands)	November 30,	Benefits	Benefits
	2009	$11,927	$1,299
	2010	12,431	1,538
	2011	12,980	1,575
	2012	13,367	1,686
	2013	13,743	1,823
	2014-2018	73,222	10,291

Net periodic benefit costs for the Company's defined benefit retirement plans for 2008, 2007 and 2006 included the following components:
	U.S. Pension Benefits			Non-U.S. Pension Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Service cost	$2,974	$2,928	$3,255	$439	$529	$1,101
Interest cost	11,553	11,178	10,198	2,541	2,260	1,870
Expected return on plan assets	(15,713)	(14,172)	(12,210)	(1,692)	(1,680)	(1,433)
Amortization of unrecognized prior service cost	117	113	104	306	281	488
Curtailment	-	-	325	-	-	2,911
Amortization of unrecognized net transition obligation	-	-	-	-	151	317
Amortization of accumulated loss	1,134	3,904	4,434	-	-	-
Other, net	-	-	-	-	-	610
Net periodic cost	$65	$3,951	$6,106	$1,594	$1,541	$5,864

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average discount rate	7.29%	6.15%	5.95%	6.70%	5.60%	4.50%
Rate of increase in compensation levels	4.25%	3.65%	3.45%	2.25%	2.00%	2.00%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2008	2007	2006	2008	2007	2006
Weighted-average discount rate	6.15%	5.95%	5.60%	5.60%	4.50%	4.00%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	4.80%	5.00%	5.20%
Rate of increase in compensation levels	3.65%	3.45%	3.10%	2.00%	2.00%	2.00%

The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from high-quality corporate bonds currently available as of the plan measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

The expected long-term rate of return on plan assets was determined based on historical and expected future returns of the various asset classes in which the Company expects the pension funds to be invested.  The expected returns by asset class were as follows, as of November 30, 2008:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits
Equity securities	10%	8%
Debt securities	5%	5%
Real estate	-	7%
Other	-	5%

At November 30, 2008, the Company decreased the long-term rate of return on assets assumption to 8.50% to reflect current expectations for future returns in the equity markets.

The following table shows the Company's target allocation range for the U.S. defined benefit pension plan, along with the actual allocations, as of November 30:

	Target	2008	2007
Domestic equities	65%	64%	71%
International equities	10%	9%	11%
Fixed-income securities	25%	27%	18%
Total	100%	100%	100%

Approximately 14% of the Company’s employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans.  Related to these plans, the Company contributed and charged to expense $1,000,000, $2,000,000, and $3,000,000 in 2008, 2007, and 2006, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.  The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code.  The savings plan allows for deferral of income through contributions to the plan, within certain restrictions.  Company matching contributions are in the form of cash.  In 2008, 2007, and 2006, the Company recorded expense for matching contributions of $296,000, $648,000, and $1,387,000 respectively.

POSTRETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2008 and 2007 for the Company's U.S. postretirement health care and life insurance benefits.  The measurement date of plan assets and obligations is October 1 for each year presented.

	U.S. Postretirement Benefits
(In thousands)	2008	2007
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,504	$3,492
Service cost	96	88
Interest cost	209	202
Actuarial gain	(522)	(149)
Benefit payments	(139)	(129)
Projected benefit obligation-end of year	$3,148	$3,504
Change in Plan Assets
Plan assets at fair value-beginning of year	$365	$396
Actual return on plan assets	10	1
Benefit payments	(33)	(32)
Plan assets at fair value-end of year	$342	$365

Funded Status	$(2,806)	$(3,139)
Balance Sheet Amounts
Noncurrent liabilities	$(2,806)	$(3,139)

Expected future benefit payments, which reflect expected future service, were as follows as of November 30, 2008:

		U.S. Post-
	Year Ending	Retirement
(In thousands)	November 30,	Benefits
	2009	$225
	2010	233
	2011	230
	2012	214
	2013	232
	2014 - 2018	1,415

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net periodic benefit costs for the Company's postretirement health care and life insurance benefits for 2008, 2007 and 2006 included the following components:

	U.S. Postretirement Benefits
(In thousands)	2008	2007	2006
Service cost	$96	$88	$78
Interest cost	209	202	179
Expected return on plan assets	(32)	(35)	(27)
Amortization of unrecognized prior service cost/(gain)	19	19	(14)
Amortization of unrecognized net transition obligation	46	46	46
Amortization of accumulated loss	11	15	41
Net periodic cost	$349	$335	$303

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Postretirement Benefits
	2008	2007	2006
Weighted-average discount rate	7.29%	6.15%	5.95%
Rate of increase in compensation levels	4.25%	3.65%	3.45%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2008	2007	2006
Weighted-average discount rate	6.15%	5.95%	5.60%
Rate of increase in compensation levels	3.65%	3.45%	3.10%

The assumed health care cost trend decreased from 10% to 9% in 2008, and it is assumed that the rate will decline gradually to 5% by 2012 and beyond.  The effect of a one-percentage-point change in the assumed health care cost trend would have changed the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2008, as follows:

	1%	1%
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$16	$(15)
Effect on postretirement benefit obligation	120	(106)

The Company provides life insurance to eligible executives with life insurance protection equal to three times base salary. Upon retirement, the executive is provided with life insurance protection equal to final base salary.  There were no expenses related to this plan in 2008, 2007, or 2006.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to three times total annual compensation of such employees.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 17 - CAPITAL STOCK

The Company is incorporated in Delaware. The articles of incorporation authorize 24,000,000 shares of $2.50 par value Common Stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock.  The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors.  As of November 30, 2008, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

As of November 30, 2008, 9,188,692 shares of Common Stock were issued and outstanding, including 65,770 restricted shares.  Restrictions limit the sale and transfer of these shares.  On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) become unrestricted.  The restrictions are scheduled to lapse as follows: 34,435 shares will become unrestricted in 2009, 21,101 shares in 2010, and 10,234 shares in 2011.

NOTE 18 - SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires disclosure of certain information about operating segments, geographic areas in which the Company operates, major customers, and products and services.  In accordance with SFAS No. 131, the Company has determined it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated products including wind towers. The Infrastructure Products Group consists of two operating segments, the Pole Products and Hawaii Divisions, and manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles.  In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold August 1, 2006.  The results from this segment are reported as discontinued operations for all reporting periods.  Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO, the Company's equity method investment, is not included in any of these segments.  The Company’s Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of joint venture for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (“LIFO”) method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Sales for export or to any individual customer did not exceed 10% of consolidated sales in 2008, 2007 or 2006.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	SEGMENT INFORMATION
	Fiberglass-	Water	Infrastructure		Discontinued
(In thousands)	Composite Pipe	Transmission	Products	Other	Operations	Eliminations	Total
2008
Sales	$274,129	$215,308	$179,059	$-	$-	$(953)	$667,543
Income from continuing operations before
interest, income taxes and equity in earnings of joint venture	80,994	(9,212)	25,535	(33,640)	-	-	63,677
Equity in earnings of joint venture, net of taxes	-	-	-	10,337	-	-	10,337
Income from joint ventures - cost method	2,514	1,496	-	-	-	-	4,010
Investments in joint ventures
Equity method	-	-	-	14,428	-	-	14,428
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	52,314	94,518	60,581	37,131	(107)	-	244,437
Total assets	303,672	235,664	107,792	227,399	144	(148,349)	726,322
Capital expenditures	23,269	25,457	10,548	1,897	(474)	-	60,697
Depreciation and amortization	5,833	7,729	5,987	860	-	-	20,409
2007
Sales	237,850	190,261	205,711	-	-	(2,812)	631,010
Income from continuing operations before
interest, income taxes and equity in earnings of joint venture	62,347	(6,026)	35,929	(38,061)	-	-	54,189
Equity in earnings of joint venture, net of taxes	-	-	-	15,383	-	-	15,383
Income from joint ventures - cost method	2,451	-	-	-	-	-	2,451
Investments in joint ventures
Equity method	-	-	-	14,677	-	-	14,677
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	42,270	77,429	53,747	34,536	(107)	-	207,875
Total assets	260,567	218,247	103,993	226,239	144	(103,378)	705,812
Capital expenditures	6,810	31,219	8,675	993	-	-	47,697
Depreciation and amortization	5,294	4,911	5,891	938	-	-	17,034
2006
Sales	176,721	174,986	198,177	-	-	(704)	549,180
Income from continuing operations before
interest, income taxes and equity in earnings of joint venture	37,804	7,577	30,607	(26,891)	-	-	49,097
Equity in earnings of joint venture, net of taxes	-	-	-	13,550	-	-	13,550
Income from joint ventures - cost method	-	-	-	-	-	-	-
Investments in joint ventures
Equity method	-	-	-	14,501	-	-	14, 501
Cost method	3,784	-	-	-	-	-	3,784
Long-lived assets	31,957	51,041	48,796	47,561	-	-	179,355
Total assets	206,326	167,463	97,249	252,710	-	(107,397)	616,351
Capital expenditures	4,558	16,502	10,659	(236)	4,036	-	35,519
Depreciation and amortization	4,685	4,000	4,509	609	3,637	-	17,440

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	GEOGRAPHIC AREAS
	United
(In thousands)	States	Europe	Asia	Other	Eliminations	Total
2008
Sales to external customers	$459,840	$35,694	$135,057	$37,905	$(953)	$667,543
Long-lived assets	197,159	7,811	25,764	13,703	-	244,437
Total assets	610,102	44,463	198,491	21,615	(148,349)	726,322
2007
Sales to external customers	453,705	47,844	112,306	19,967	(2,812)	631,010
Long-lived assets	165,144	10,110	24,115	8,506	-	207,875
Total assets	452,697	53,718	246,742	56,033	(103,378)	705,812
2006
Sales to external customers	432,670	26,545	80,726	9,239	-	549,180
Long-lived assets	154,882	15,229	20,866	(11,622)	-	179,355
Total assets	538,254	50,785	139,514	(4,805)	(107,397)	616,351

NOTE 19 – FAIR VALUE MEASUREMENT

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis include the following as of November 30, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$63	$-	$63
Total liabilities	$-	$63	$-	$63

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of November 30, 2008, the Company held one foreign currency forward contract aggregating $500,000, hedging U.S. dollars to Singapore dollars, and two contracts aggregating $769,000, hedging U.S. dollars to Euros.  As of November 30, 2008, such instruments had a combined fair value loss of $63,000 based on quotations from financial institutions.

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2008 and 2007, follow:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Sales	$149,769	$159,793	$170,107	$187,874
Gross profit	33,452	39,746	37,455	42,968
Income from continuing operations, net of taxes	9,737	16,333	14,998	17,524
Income from discontinued operations, net of taxes	-	-	-	-
Net income	9,737	16,333	14,998	17,524
Diluted net income per share:
Income from continuing operations, net of taxes	1.07	1.78	1.63	1.91
Income from discontinued operations, net of taxes	-	-	-	-
Net income	1.07	1.78	1.63	1.91
Stock price per share-high	110.84	122.79	130.51	117.38
Stock price per share-low	79.06	88.52	109.50	33.30
Dividends per share	.25	.30	.30	.30

2007
Sales	120,355	156,756	165,048	188,851
Gross profit	25,320	40,762	37,001	42,946
Income from continuing operations, net of taxes	8,312	14,813	20,659	17,356
Income from discontinued operations, net of taxes	156	990	463	4,490
Net income	8,468	15,803	21,122	21,846
Diluted net income per share:
Income from continuing operations, net of taxes	.92	1.63	2.27	1.90
Income from discontinued operations, net of taxes	.02	.11	.05	.49
Net income	.94	1.74	2.32	2.39
Stock price per share-high	84.25	81.28	109.60	109.16
Stock price per share-low	71.57	64.35	76.02	85.10
Dividends per share	.20	.20	.25	.25

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's Management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by Management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2008.  As discussed in Note 1 and Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans in 2007.

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
January 29, 2009

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Management established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2008 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  No changes were made in the Company's internal control over financial reporting during the fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on Management's evaluation under the framework in Internal Control - Integrated Framework, Management concluded that internal control over financial reporting was effective as of November 30, 2008. The effectiveness of the Company’s internal control over financial reporting as of November 30, 2008 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B - OTHER INFORMATION

None.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      (1) CONSOLIDATED FINANCIAL STATEMENTS:

The following financial statements are included in this Annual Report on Form 10-K in Part II, Item 8:

Consolidated Statements of Income for the years ended November 30, 2008, 2007 and 2006.
Consolidated Balance Sheets as of November 30, 2008 and 2007.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2008, 2007 and 2006.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2008, 2007 and 2006.
Consolidated Statements of Cash Flows for the years ended November 30, 2008, 2007 and 2006.
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The following additional financial data should be read in conjunction with the Consolidated Financial Statements. Schedules not included with this additional financial data are omitted because they are either not applicable, not required, not significant, or the required information is provided in the Consolidated Financial Statements under Financial Statements and Supplementary Data, under Part II, Item 8.

SCHEDULE NO.	DESCRIPTION OF SCHEDULE
II	Valuation and Qualifying Accounts and Reserves

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(3) EXHIBITS:

The following exhibits are filed with this Annual Report on Form 10-K:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Certificate of Incorporation, effective March 29,2004
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 26, 2008)
4.1	Credit Agreement dated as of January 24, 2003*
4.2	Amended and Restated Note Purchase Agreement dated January 24, 2003, re: $50,000,000 5.36% Senior Secured Notes due November 30, 2009*
4.3	Note Purchase Agreement dated November 25, 2005, re: SGD 51,000,000 4.25% Senior Secured Notes due November 25, 2012*
4.4
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the Company and consolidated subsidiaries.*

10.1
Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2003)**

10.2
First Amendment to Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 21, 2007)**

10.3	Performance Stock Unit Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 21, 2007)**
10.4	Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10(2) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.5	Amendment to Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.6	Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.7	Amendment to Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.8	Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000)**
10.9	Amendment to Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.10	Change of Control Agreement between Stephen E. Johnson and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.11	2001 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2001)**
10.12	2004 Stock Incentive Plan (incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 24, 2004)**
10.13	Key Executive Long-Term Cash Incentive Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 26, 2008)**
10.14	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2006)**
10.15	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 23, 2006)**
21	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
**              Filed herewith
**              Compensatory plan or arrangement

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Year	Expenses	Write-offs	and Other	Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$6,235	$4,419	$(3,533)	$(112) *	$7,009

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Year	Expenses	Write-offs	and Other	Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$4,912	$3,248	$(2,212)	$287 *	$6,235

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2006
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments		Balance
	Beginning	Costs and	And	Reclassifications	at End of
Classification	of Year	Expenses	Write-offs	and Other	Year
DEDUCTED FROM ASSET ACCOUNTS

Allowance for doubtful accounts	$7,693	$1,351	$(1,339)	$(2,793) *	$4,912

* Amount primarily consisted of allowance for doubtful accounts eliminated due to the sale of the discontinued operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Senior Vice President & Secretary

Date: January 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 1-29-09	/s/ James S. Marlen	Director, Chairman of the Board,
	James S. Marlen	and Chief Executive Officer
(Principal Executive Officer)

Date: 1-29-09	/s/ James R. McLaughlin	Senior Vice President, Chief Financial Officer & Treasurer
	James R. McLaughlin	(Principal Financial & Accounting Officer)

Date: 1-29-09	/s/David Davenport	Director
David Davenport

Date: 1-29-09	/s/J. Michael Hagan	Director
J. Michael Hagan

Date: 1-29-09	/s/Terry L.Haines	Director
Terry L. Haines

Date: 1-29-09	/s/William D. Horsfall	Director
William D. Horsfall

Date: 1-29-09	/s/John E. Peppercorn	Director
John E. Peppercorn

Date: 1-29-09	/s/Dennis C. Poulsen	Director
Dennis C. Poulsen