Form 10-K/A
period 2008-11-30
AMERON INTERNATIONAL CORP
filed 2009-02-26
CIK 790730

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report on Form 10-K for the year ended November 30, 2008 (the "Original Filing") of Ameron International Corporation (the "Company") and is being filed to amend Part IV, Item 15(c) of the Original Filing, to add the financial statements of TAMCO as of November 30, 2008, and for each of the three years in the period ended November 30, 2008 and Reports of Independent Registered Public Accounting Firms, as provided in Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Stephen E. Johnson
Stephen E. Johnson, Senior Vice President & Secretary

Date: February 26, 2009

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
99.1	TAMCO Financial Statements as of November 30, 2008, and for each of the three years in the period ended November 30, 2008 and Report of Independent Registered Public Accounting Firm