Form 10-Q
period 2009-03-01
AMERON INTERNATIONAL CORP
filed 2009-03-27
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of outstanding shares of Common Stock, $2.50 par value, was 9,203,849 on March 1, 2009.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 1, 2009

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended
	March 1,	March 2,
(Dollars in thousands, except per share data)	2009	2008
Sales	$146,002	$149,769
Cost of sales	(111,081)	(116,317)
Gross profit	34,921	33,452

Selling, general and administrative expenses	(26,408)	(25,802)
Other income, net	470	2,975
Income before interest, income taxes and equity in earnings of joint venture	8,983	10,625
Interest (expense)/income, net	(171)	289
Income before income taxes and equity in earnings of joint venture	8,812	10,914
Provision for income taxes	(2,644)	(3,929)
Income before equity in earnings of joint venture	6,168	6,985
Equity (loss)/earnings of joint venture, net of taxes	(2,342)	2,752
Net income	$3,826	$9,737

Basic net income per share	$.42	$1.07

Diluted net income per share	$.42	$1.07

Weighted-average shares (basic)	9,146,678	9,075,086
Weighted-average shares (diluted)	9,159,798	9,102,978

Cash dividends per share	$.30	$.25

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	March 1,	November 30,
(Dollars in thousands)	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$148,461	$143,561
Receivables, less allowances of $7,143 in 2009 and $7,009 in 2008	157,743	181,961
Inventories	80,832	95,645
Deferred income taxes	25,767	25,582
Prepaid expenses and other current assets	9,747	10,053

Total current assets	422,550	456,802

Investments in joint ventures
Equity method	21,836	14,428
Cost method	3,784	3,784

Property, plant and equipment
Land	41,336	38,679
Buildings	85,244	85,555
Machinery and equipment	305,355	306,177
Construction in progress	41,633	37,386

Total property, plant and equipment at cost	473,568	467,797
Accumulated depreciation	(261,607)	(261,635)

Total property, plant and equipment, net	211,961	206,162
Deferred income taxes	4,763	4,763
Goodwill and intangible assets, net of accumulated amortization of $1,203 in 2009 and $1,197 in 2008	2,080	2,108
Other assets	38,059	38,275

Total assets	$705,033	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	March 1,	November 30,
(Dollars in thousands, except per share data)	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$16,594	$16,763
Trade payables	42,239	52,613
Accrued liabilities	71,158	79,538
Income taxes payable	9,609	10,443

Total current liabilities	139,600	159,357

Long-term debt, less current portion	35,483	35,989
Other long-term liabilities	54,301	53,856

Total liabilities	229,384	249,202

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,203,849 shares in 2009 and 9,188,692 shares in 2008, net of treasury shares	29,845	29,805
Additional paid-in capital	56,241	54,447
Retained earnings	480,037	478,968
Accumulated other comprehensive loss	(34,877)	(31,475)
Treasury Stock (2,752,343 shares in 2009 and 2,733,300 shares in 2008)	(55,597)	(54,625)

Total stockholders' equity	475,649	477,120

Total liabilities and stockholders' equity	$705,033	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 1,	March 2,
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$3,826	$9,737
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	5,268	4,773
Amortization	9	38
Loss/(earnings in excess of distributions) from joint ventures	2,592	(2,495)
Loss from sale of property, plant and equipment	19	58
Stock compensation expense	1,015	1,856
Changes in operating assets and liabilities:
Receivables, net	23,299	17,738
Inventories	14,477	68
Prepaid expenses and other current assets	216	(96)
Other assets	27	(4,491)
Trade payables	(9,988)	(1,596)
Accrued liabilities and income taxes payable	(8,565)	(20,511)
Other long-term liabilities and deferred income taxes	246	13,309
Net cash provided by operating activities	32,441	18,388

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	134	724
Additions to property, plant and equipment	(12,366)	(12,006)
Investment in joint venture	(10,000)	-
Net cash used in investing activities	(22,232)	(11,282)

FINANCING ACTIVITIES
Repayment of debt	-	(2,610)
Dividends on common stock	(2,757)	(2,285)
Issuance of common stock	-	760
Excess tax benefits related to stock-based compensation	819	1,251
Purchase of treasury stock	(972)	(2,754)
Net cash used in financing activities	(2,910)	(5,638)

Effect of exchange rate changes on cash and cash equivalents	(2,399)	2,956
Net change in cash and cash equivalents	4,900	4,424
Cash and cash equivalents at beginning of period	143,561	155,433

Cash and cash equivalents at end of period	$148,461	$159,857

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments, including normal recurring accruals, which, in the opinion of management, are necessary to present fairly the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of March 1, 2009, and consolidated results of operations and cash flows for the three months ended March 1, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarter ended March 1, 2009 consisted of 91 days, compared to 93 days for the quarter ended March 2, 2008.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 ("2008 Annual Report").

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Relative to SFAS No. 157, the FASB issued FASB Staff Position (“FSP”) FASB Statements (“FAS”) 157-1, FAS 157-2 and FAS 157-3 in 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions.  FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FSP FAS 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active.  The Company adopted SFAS No. 157, as amended, effective December 1, 2007 with the exception of the application of SFAS No. 157 to non-recurring, non-financial assets and non-financial liabilities which was adopted as of December 1, 2008.  The adoption of SFAS No. 157 did not have a significant impact on the Company’s financial results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans," amending FASB Statement No. 87, “Employers’ Accounting for Pensions,” FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  SFAS No. 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  SFAS No. 158 also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions of SFAS No. 158 as of November 30, 2007.  The measurement provisions will be effective as of November 30, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06-4 requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting For Postretirement Benefits Other Than Pensions.”  EITF Issue No. 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The Company adopted EITF Issue No. 06-4 as of December 1, 2008, and adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2007, the FASB issued EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 06–11 requires on a prospective basis that the tax benefit related to dividend equivalents paid on restricted stock and restricted stock units which are expected to vest, be recorded as an increase to additional paid-in capital.  The Company adopted EITF Issue No. 06-11 as of December 1, 2008, and adoption did not have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” effective for fiscal years beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The Company adopted SFAS No. 161 as of December 1, 2008, and adoption did not have a material effect on the Company’s consolidated financial statements.

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

 NOTE 3 - RECEIVABLES

The Company’s receivables consisted of the following:
	March 1,	November 30,
(In thousands)	2009	2008
Trade	$132,954	$155,061
Joint ventures	1,451	1,380
Other	30,481	32,529
Allowances	(7,143)	(7,009)
	$157,743	$181,961

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $27,311,000 and $24,706,000 at March 1, 2009 and November 30, 2008, respectively.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	March 1,	November 30,
(In thousands)	2009	2008
Finished products	$38,646	$44,033
Materials and supplies	19,257	33,485
Products in process	22,929	18,127
	$80,832	$95,645

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Interest paid	$51	$247
Income taxes paid	2,102	523

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Net sales	$17,797	$82,715
Gross profit	(7,633)	13,821
Net (loss)/income	(5,184)	6,089

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to management's current assessment of the Company's influence over these joint ventures.  Earnings from ASAL and BL, if any, are included in other income, net.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Earnings from joint ventures:
Equity (loss)/earnings of TAMCO before income taxes	$(2,592)	$3,045
Less benefit/(provision) for income taxes	250	(293)
Equity (loss)/earnings of TAMCO, net of taxes	$(2,342)	$2,752
Dividends received from joint ventures:
TAMCO	$-	$550
ASAL	-	1,496
BL	-	-

TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in February, 2009.  The Company’s share of the funding from shareholders totaled $10,000,000.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.  The Company may provide additional funding to TAMCO if TAMCO is unable to generate sufficient cash flow from operations or obtain third-party financing. TAMCO’s primary source of external financing is currently a $40,000,000 credit facility (stepping down to $35,000,000 on May 1, 2009).  Approximately $30,000,000 was outstanding under the credit facility as of March 1, 2009.  The terms of TAMCO’s credit facility prohibit TAMCO from paying dividends to its shareholders until the expiration of the facility on February 28, 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 7 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  Outstanding common stock equivalents, consisting of 16,200 and 25,570 restricted shares and options to purchase 32,500 and 43,500 common shares, were dilutive for the three months ended March 1, 2009 and March 2, 2008, respectively.   Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended
	March 1,	March 2,
(In thousands, except per share data)	2009	2008
Numerator:
Net income	$3,826	$9,737

Denominator for basic net income per share:
Weighted-average shares outstanding, basic	9,146,678	9,075,086

Denominator for diluted net income per share:
Weighted-average shares outstanding, basic	9,146,678	9,075,086
Dilutive effect of stock options and restricted stock	13,120	27,892
Weighted-average shares outstanding, diluted	9,159,798	9,102,978

Basic net income per share	$.42	$1.07

Diluted net income per share	$.42	$1.07

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Net income	$3,826	$9,737
Foreign currency translation adjustment	(3,402)	4,802
Comprehensive income	$424	$14,539

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:

	March 1,	November 30,
(In thousands)	2009	2008
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$10,000	$10,000
4.25%, payable in Singapore dollars, in annual principal installments of $6,594, beginning November 25, 2008	26,377	27,052
Variable-rate industrial development bonds:
payable in 2016 (.85% at March 1, 2009)	7,200	7,200
payable in 2021 (.85% at March 1, 2009)	8,500	8,500
Total long-term debt	52,077	52,752
Less current portion	(16,594)	(16,763)
Long-term debt, less current portion	$35,483	$35,989

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  At March 1, 2009, $18,167,000 of the Revolver was utilized for standby letters of credit; therefore, $81,833,000 was available under the Revolver.  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, based on the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of March 1, 2009.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

NOTE 10 – SEGMENT INFORMATION

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Sales
Fiberglass-Composite Pipe	$56,741	$65,843
Water Transmission	51,543	40,984
Infrastructure Products	37,719	43,328
Eliminations	(1)	(386)
Total sales	$146,002	$149,769

Income Before Interest, Income Taxes and Equity in Earnings of Joint Venture
Fiberglass-Composite Pipe	$14,647	$16,635
Water Transmission	513	(3,939)
Infrastructure Products	3,785	6,294
Corporate and unallocated	(9,962)	(8,365)
Total Income Before Interest, Income Taxes and Equity in Earnings of Joint Venture	$8,983	$10,625

	March 1,	November 30,
(In thousands)	2009	2008
Assets
Fiberglass-Composite Pipe	$257,488	$303,672
Water Transmission	210,729	235,664
Infrastructure Products	104,795	107,792
Corporate and unallocated	282,443	227,543
Eliminations	(150,422)	(148,349)
Total Assets	$705,033	$726,322

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440,000,000 Canadian dollars, a figure which the Company and Ameron B.V. contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of March 1, 2009, the Company was a defendant in 23 asbestos-related cases, compared to 24 cases as of November 30, 2008.  During the quarter ended March 1, 2009, there were two new asbestos-related cases, two cases dismissed, one case settled, no judgments and aggregate net costs and expenses of $169,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

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

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

NOTE 12 – PRODUCT WARRANTIES AND GUARANTEES

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

	Three Months Ended
	March 1,	March 2,
(In thousands)	2009	2008
Balance, beginning of period	$3,238	$3,590
Payments	(1,068)	(20)
Warranties issued during the period	762	(211)
Balance, end of period	$2,932	$3,359

NOTE 13 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign
		Currency
	November 30,	Translation	March 1,
(In thousands)	2008	Adjustments	2009
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	360	(15)	345
Infrastructure Products	201	-	201
	$2,001	$(15)	$1,986

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 – INCENTIVE STOCK COMPENSATION PLANS

As of March 1, 2009, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the three months ended March 1, 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000.  During the three months ended March 2, 2008, the Company granted 3,802 stock options to non-employee directors with a fair value on the grant date of $101,000 and 16,000 restricted shares to key employees with fair value on the grant date of $1,639,000.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At March 1, 2009, there were 7,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended March 1, 2009 and March 2, 2008 included compensation expenses of $1,015,000 and $1,856,000, respectively, related to stock-based compensation arrangements.  Tax benefits related to these expenses were $397,000 and $724,000, respectively.  There were no capitalized share-based compensation costs for the three months ended March 1, 2009 and March 2, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table summarizes the stock option activity for the three months ended March 1, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2008	36,302	$37.61
Granted	-	-
Exercised	-	-
Outstanding at March 1, 2009	36,302	37.61	4.36	$608

Options exercisable at March 1, 2009	33,451	32.18	3.97	$550

For the three months ended March 1, 2009, no options were granted, forfeited, exercised or expired.  For the three months ended March 2, 2008, 3,802 options were granted and no options were forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the first quarter of 2009 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised during the three months ended March 2, 2008 was $1,702,000.  As of March 1, 2009, unrecognized compensation cost related to stock-based compensation arrangements totaled $4,610,000, which is expected to be recognized over a weighted-average period of 2.25 years.

For the three months ended March 1, 2009 and March 2, 2008, 16,200 and 16,000 shares of restricted stock were granted, respectively.  The weighted-average grant-date, fair value of such restricted stock was $49.78 and $102.44 per share, respectively.  The fair value of restricted stock, which vested during the three months ended March 1, 2009 and March 1, 2008, was $2,353,000 and $5,488,000, respectively.

Net cash proceeds from the exercise of stock options during the three months ended March 1, 2008 was $760,000.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 15 – EMPLOYEE BENEFIT PLANS

For the three months ended March 1, 2009 and March 2, 2008, net pension and postretirement costs were comprised of the following:

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$690	$744	$67	$110	$81	$96
Interest cost	3,089	2,888	561	636	222	209
Expected return on plan assets	(2,860)	(3,928)	(404)	(423)	(29)	(32)
Amortization of unrecognized
prior service cost	18	29	66	77	19	19
Amortization of unrecognized
net transition obligation	-	-	-	-	46	46
Amortization of accumulated loss	1,451	284	(167)	-	5	11
Net periodic cost	$2,388	$17	$123	$400	$344	$349

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $1,700,000 to the non-U.S. pension plans and did not make any material contributions to the U.S. pension plan in the first three months of 2009.  The Company expects to contribute approximately $8,500,000 to its U.S pension plan and an additional $100,000 to its non-US pension plans during the remainder of 2009.

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes decreased to $2,644,000 in the first quarter of 2009, from $3,929,000 in the same period of 2008.  The effective tax rate on income from continuing operations decreased to 30.0% in 2009, from 36.0% in 2008.  The effective tax rates for the first quarters of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2009 is not necessarily indicative of the tax rate for the full fiscal year.

At March 1, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,226,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,665,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $7,416,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,501,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,187,000 were recorded as a liability in the Company’s consolidated balance sheet at March 1, 2009, compared to $1,098,000 as of November 30, 2008.

The Company’s federal income tax returns remain subject to examination for the 2007 and forward tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes ranging from 2000 through 2008.  The Company also files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for years ranging from 1996 through 2008.

NOTE 17 – FAIR VALUE MEASURMENTS

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

Assets and liabilities measured at fair value on a recurring basis included the following as of March 1, 2009:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$10	$-	$10
Total liabilities	$-	$10	$-	$10

Assets and liabilities measured at fair value on a recurring basis included the following as of March 2, 2008:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$107	$-	$107
Total assets	$-	$107	$-	$107

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Derivatives

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

In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of March 1, 2009, the Company held one foreign currency forward contract aggregating $6,000,000 U.S. dollars, hedging Singapore dollars, and no other contracts.  Such contract had a fair value loss of $10,000 as of March 1, 2009 based on quotations from financial institutions.  As of March 2, 2008, the Company held 14 foreign currency forward contracts in the amount of $7,000,000 U.S. dollars, hedging Singapore dollars.  As of March 2, 2008, such instruments had a fair value gain of $107,000 based on quotations from financial institutions.  Derivatives are reported as receivables on the balance sheet and recognized as other income, net, on the income statement.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part II, Item 8, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 (“2008 Annual Report”).  In addition, management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 1, 2009, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $282.9 million, a decrease of $14.5 million from working capital of $297.4 million as of November 30, 2008.  The decrease resulted primarily from a decrease in receivables and inventories, partially offset by an increase in cash and decreases in trade payables, income taxes payable and accrued liabilities.  The reductions in receivables and inventories were primarily due to more efficient working capital management and a slowdown in business activity.  Cash and cash equivalents totaled $148.5 million as of March 1, 2009, compared to $143.6 million as of November 30, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the three months ended March 1, 2009, net cash of $32.4 million was generated from operating activities, compared to $18.4 million generated in the similar period in 2008.  The higher operating cash flow in 2009 was primarily due to a sharper decline in operating assets, offset by lower liabilities and earnings.  In the three months ended March 1, 2009, the Company's cash provided by operating activities included net income of $3.8 million, plus non-cash adjustments (depreciation, amortization, loss from joint venture and stock compensation expense) of $8.9 million, plus changes in operating assets and liabilities of $19.7 million.  In the three months ended March 2, 2008, the Company’s cash from operating activities included net income of $9.7 million, less similar non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $4.2 million, plus changes in operating assets and liabilities of $4.4 million.  The non-cash adjustments in 2009 were higher due primarily to the Company’s equity in loss of TAMCO.  The positive change in operating assets and liabilities in 2009 was primarily due to decreases in receivables and inventories.

Net cash used in investing activities totaled $22.2 million in three months ended March 1, 2009, compared to $11.3 million used in the three months ended March 2, 2008.  Net cash used in investing activities during the first quarter of 2009 consisted of capital expenditures of $12.4 million, compared to $12.0 million in the same period of 2008.  In addition to normal replacement and upgrades of machinery and equipment in both 2009 and 2008, the Company expanded a wind tower manufacturing facility in 2008 and fiberglass pipe plants in Texas and Brazil in 2009.  Normal replacement expenditures are typically equal to depreciation.  During the first quarter of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned steel mini-mill in California.  During the year ending November 30, 2009, the Company anticipates spending between $30 and $40 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Net cash used in financing activities totaled $2.9 million during the three months ended March 1, 2009, compared to $5.6 million used in the three months ended March 2, 2008.  Net cash used in 2009 consisted of payment of Common Stock dividends of $2.8 million and treasury stock purchases of $1.0 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.   Net cash used in 2008 consisted of net repayment of debt of $2.6 million, payment of Common Stock dividends of $2.3 million and similar treasury stock purchases of $2.8 million.   In 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  At March 1, 2009, $81.8 million was available to be borrowed under the Revolver.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $164.6 million as of March 1, 2009. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times. At March 1, 2009, the Company maintained a consolidated leverage ratio of .55 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At March 1, 2009, qualifying tangible assets equaled 3.76 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. At March 1, 2009, the Company maintained such a fixed charge coverage ratio of 2.53 times.  Under the most restrictive provisions of the Company's lending agreements, approximately $23.4 million of retained earnings was not restricted at March 1, 2009, as to the declaration of cash dividends or the repurchase of Company stock.  At March 1, 2009, the Company was in compliance with all covenants.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Cash and cash equivalents at March 1, 2009 totaled $148.5 million, an increase of $4.9 million from November 30, 2008.  At March 1, 2009, the Company had total debt outstanding of $52.1 million, compared to $52.8 million at November 30, 2008, and approximately $107.3 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2009 were $53.9 million and $52.9 million, respectively.

Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

The Company contributed $1.7 million to the non-U.S. pension plans and did not contribute to the U.S. defined benefit pension plan during the first three months of 2009.  The Company expects to contribute approximately $8.5 million to its U.S. defined benefit pension plan and an additional $.1 million to the non-U.S. pension plans during the remainder of 2009.

TAMCO’s shareholders made a $20.0 million capital contribution to TAMCO in February, 2009.  The Company’s share of the funding from shareholders totaled $10.0 million.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.  The Company may provide additional funding to TAMCO if TAMCO is unable to generate sufficient cash flow from operations or obtain third-party financing. TAMCO’s primary source of external financing is currently a $40.0 million credit facility (stepping down to $35.0 million on May 1, 2009).  Approximately $30.0 million was outstanding under the credit facility as of March 1, 2009.  The terms of TAMCO’s credit facility prohibit TAMCO from paying dividends to its shareholders until the expiration of the facility on February 28, 2010.

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

The Company's contractual obligations and commercial commitments at March 1, 2009 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$52,077	$16,594	$13,188	$6,595	$15,700

Interest payments on debt (a)	4,647	1,756	1,666	546	679

Operating leases	35,235	4,390	7,004	3,231	20,610

Pension funding	8,600	8,600	-	-	-

Uncertain tax positions	1,166	1,166	-	-	-

Total contractual obligations (b)	$101,725	$32,506	$21,858	$10,372	$36,989

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (b)	$2,100	$2,100	$-	$-	$-

(a) Future interest payments related to debt obligations, excluding the Revolver.
(b) The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.
(c) Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS: 2009 COMPARED WITH 2008

General

Net income totaled $3.8 million, or $.42 per diluted share, on sales of $146.0 million in the quarter ended March 1, 2009, compared to $9.7 million, or $1.07 per diluted share, on sales of $150.0 million in the same period in 2008.  The Fiberglass-Composite Pipe Group had lower sales and profits due to a slowdown in foreign markets.  The Infrastructure Products Group had lower sales and profits due to declines by both the Hawaiian division and the Pole Products division due to declining construction markets.  The Water Transmission Group had higher sales and profits due primarily to an improvement in the wind tower operation.  Net income was lower due primarily to a $5.1 million reduction in equity in earnings of TAMCO, Ameron's 50%-owned steel mini-mill in California, in the first quarter of 2009, compared to the same period in 2008, caused by the lack of activity in the steel market.

Sales

Sales decreased $3.8 million in the first quarter of 2009, compared to the similar period in 2008.  The Water Transmission Group had higher sales, while the Fiberglass-Composite Pipe and Infrastructure Products Groups had lower sales.  The aggregate sales decrease was due in large part to weaker foreign currencies.

Fiberglass-Composite Pipe's sales decreased $9.1 million, or 13.8%, in the first quarter of 2009, compared to the similar period in 2008.  Sales from operations in the U.S. increased $1.4 million in the first quarter of 2009 primarily due to increased demand for onshore oilfield and marine and offshore piping.  Sales from Asian subsidiaries decreased $4.9 million in the first quarter of 2009 due to a general downturn in marine and offshore segments and the impact of foreign exchange.  Sales from European operations decreased $2.3 million in the first quarter of 2009 due to slowdown in marine and offshore markets and the impact of foreign exchange.  Sales from Brazilian operations decreased $3.4 million due to project delays in municipal markets and a halt in activity in the pulp and paper market.  The Group’s customers in the industrial, marine, offshore and onshore oilfield markets are being impacted by the decline in oil prices, financing issues, lower transportation demand and shipping rates.  The Fiberglass-Composite Pipe Group is expected to moderate during 2009 due to the overall economic climate, the effect of oil prices and energy demand on oil production and the impact of tight credit markets.

Water Transmission’s sales increased $10.6 million, or 25.8%, in the first quarter of 2009, compared to the similar period in 2008.  The sales improvement was driven by increased production of large-diameter wind towers.  Sales of water pipe in the U.S. increased due to several pipe liner projects in Arizona and Southern California, offset by lower volume in Colombia, South America.  The demand for large-diameter water pipe in the western U.S. remains soft due to a cyclical lull in the water infrastructure market.  The timing of bid activity is being influenced by municipal budgets, availability of financing in tight credit markets and the slowdown in housing construction.  Longer term, new and upgraded water infrastructure will be required to support population growth, to provide adequate water supply and to develop redundant water supplies.  Near term, the water pipe business will continue to experience soft market demand.  The level of wind-tower sales in the first quarter of 2009 is not sustainable given the current lack of project financing available to wind farm developers.  During the first quarter, the wind tower business had order postponements totaling approximately 30% of the order backlog.  Until financing and incentives are provided to the wind energy industry, wind tower activity will remain depressed.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
Infrastructure Products' sales decreased $5.6 million, or 12.9%, in the first quarter of 2009, compared to the similar period in 2008.  The Company’s Hawaiian division had lower sales as construction markets in Hawaii continued to weaken.  Pole Products continued to be impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles.  The Infrastructure Products Group is expected to continue to be impacted by the slowdown in construction spending in Hawaii and the low residential construction spending level in the western and the southeastern U.S.  An improvement for the Infrastructure Products Group is not anticipated in 2009.

Gross Profit

Gross profit in the first quarter of 2009 was $34.9 million, or 23.9% of sales, compared to $33.5 million, or 22.3% of sales, in the first quarter of 2008.  Gross profit increased $2.3 million due to higher profit margins, offset by $.8 million due to lower sales.  Margins increased primarily due to improved efficiency from wind-tower operation.

Fiberglass-Composite Pipe Group's gross profit decreased $2.0 million in the first quarter of 2009, compared to the similar period in 2008.  Profit margins improved to 38.8% in 2009, compared to 36.4% in 2008.  Higher margins resulted from improvements in product and market mix and prices. Decreased sales volume negatively impacted gross profit by $3.3 million, while favorable product mix and operating efficiencies generated additional gross profit of $1.3 million in 2009.

Water Transmission Group's gross profit increased $6.1 million in the first quarter of 2009, compared to the similar period in 2008.  The profit margin was 10.4% in 2009, compared to a negative profit margin of 1.9% in 2008.  Higher margins resulted from improved efficiency and better plant utilization of the wind-tower operation.

Gross profit in the Infrastructure Products Group decreased $2.1 million in the first quarter of 2009, compared to the similar period in 2008.  Profit margins declined to 20.3% in the first quarter of 2009, compared to 22.5% in 2008.  The decrease in sales volume reduced gross profit by $1.3 million.  Lower margins reduced gross profit by $.8 million in 2009 due to underutilization of plant capacity and pricing pressures.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $26.4 million, or 18.1% of sales, in the first quarter of 2009, compared to $25.8 million, or 17.2% of sales, in the similar period of 2008.  The $.6 million increase included higher pension expense of $1.7 million and higher legal expenses of $.5 million, offset by lower stock compensation expense of $.8 million and lower management incentive and other expenses of $.8 million.

Other Income, Net

Other income was $.5 million in the first quarter of 2009, compared to $3.0 million in the similar period of 2008.  The decrease in other income in 2009 was due primarily to dividend income received from the Company’s concrete pipe joint venture, Ameron Saudi Arabia, Ltd., of $1.5 million in 2008.  Other income also included royalties and fees from licensees, foreign currency transaction losses and other miscellaneous income.

Interest

Net interest expense totaled $.2 million in the first quarter of 2009, compared to net interest income of $.3 million in the same period of 2008.  Higher net interest expense was due to lower returns from short-term investments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes decreased to $2.6 million in the first quarter of 2009, from $3.9 million in the same period of 2008.  The effective tax rate decreased to 30.0% in 2009, from 36.0% in 2008.  The effective tax rates for the first quarters of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2009 is not necessarily indicative of the tax rate for the full year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $2.3 million in the first quarter of 2009, compared to income of $2.8 million in the similar period of 2008.  Equity income is shown net of income taxes.  Losses and earnings from TAMCO were taxed at an effective rate of 9.6%, for the first quarter of 2009 and 2008, reflecting the dividend exclusion provided to the Company under current tax laws.  The reduction in TAMCO’s earnings was due to a significant downturn in the steel industry.  TAMCO’s production operations are currently shut down and are not expected to restart until market conditions improve.  TAMCO plans to start up production operations on a limited basis during the second quarter of 2009.  Demand for steel rebar in TAMCO’s key markets in the western U.S. is not expected to recover in the short term.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2008 Annual Report.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Management established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 1, 2009 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

All statements and assumptions contained in this Quarterly Report on Form 10-Q and in any documents attached or incorporated by reference that do not directly and exclusively relate to historical facts constitute “forward-looking statements” within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements represent current expectations and beliefs of the Company, and no assurance can be given that the results described in such statements will be achieved.

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A, Risk Factors, in the Company’s 2008 Annual Report on Form 10-K.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report, and forward-looking statements in documents attached or incorporated by reference speak only as to the date of those documents.  The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440 million Canadian dollars, a figure which the Company and Ameron B.V. contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of March 1, 2009, the Company was a defendant in 23 asbestos-related cases, compared to 24 cases as of November 30, 2008.  During the quarter ended March 1, 2009, there were two new asbestos-related cases, two cases dismissed, one case settled, no judgments and aggregate net costs and expenses of $.2 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

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

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.

In addition, certain other claims, suits and complaints that arise in the ordinary course of business, have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

ITEM 1A – RISK FACTORS

No material changes have occurred in risk factors as presented in the Company’s 2008 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	the Plans or Programs**
12/1/08 thru 12/28/08	-	$-	-	39,742
12/29/08 thru 2/1/09	5,062	49.80	-	33,641
2/2/09 thru 3/1/09	13,981	51.57	-	25,937

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2009.

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2008 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 – EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Certificate of Incorporation, effective March 29,2004
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 26, 2008)
4.1	Credit Agreement dated as of January 24, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)
4.2
Amended and Restated Note Purchase Agreement dated January 24, 2003, re: $50,000,000 5.36% Senior Secured Notes due November 30, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)

4.3
Note Purchase Agreement dated November 25, 2005, re: SGD 51,000,000 4.25% Senior Secured Notes due November 25, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)

4.4
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the Company and consolidated subsidiaries (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)

10.1
Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2003)**

10.2
First Amendment to Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 21, 2007)**

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

**    Compensatory plan or arrangement

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

Date: March 26, 2009