Form 10-Q
period 2009-05-31
AMERON INTERNATIONAL CORP
filed 2009-06-26
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,215,491 on May 31, 2009.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 31, 2009

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Sales	$132,920	$159,793	$278,922	$309,562
Cost of sales	(96,370)	(120,047)	(207,451)	(236,364)
Gross profit	36,550	39,746	71,471	73,198

Selling, general and administrative expenses	(25,877)	(25,865)	(52,285)	(51,667)
Other income, net	2,431	575	2,902	3,550
Income before interest, income taxes and equity in (loss)/earnings of joint venture	13,104	14,456	22,088	25,081
Interest (expense)/income, net	(148)	142	(319)	431
Income before income taxes and equity in (loss)/earnings of joint venture	12,956	14,598	21,769	25,512
Provision for income taxes	(1,975)	(5,000)	(4,619)	(8,929)
Income before equity in (loss)/earnings of joint venture	10,981	9,598	17,150	16,583
Equity in (loss)/earnings of joint venture, net of taxes	(1,555)	6,735	(3,898)	9,487
Net income	$9,426	$16,333	$13,252	$26,070

Basic net income per share	$1.03	$1.79	$1.45	$2.86

Diluted net income per share	$1.03	$1.78	$1.44	$2.85

Weighted-average shares (basic)	9,171,645	9,132,172	9,159,161	9,110,712
Weighted-average shares (diluted)	9,185,143	9,186,649	9,172,470	9,151,897

Cash dividends per share	$.30	$.30	$.60	$.55

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	May 31,	November 30,
(Dollars in thousands)	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$185,580	$143,561
Receivables, less allowances of $6,343 in 2009 and $7,009 in 2008	138,689	181,961
Inventories	81,543	95,645
Deferred income taxes	26,605	25,582
Prepaid expenses and other current assets	10,572	10,053

Total current assets	442,989	456,802

Investments in joint ventures
Equity method	20,115	14,428
Cost method	3,784	3,784

Property, plant and equipment
Land	42,479	38,679
Buildings	94,089	85,555
Machinery and equipment	317,666	306,177
Construction in progress	43,319	37,386

Total property, plant and equipment at cost	497,553	467,797
Accumulated depreciation	(270,850)	(261,635)

Total property, plant and equipment, net	226,703	206,162
Deferred income taxes	4,763	4,763
Goodwill and intangible assets, net of accumulated amortization of $1,228 in 2009 and $1,197 in 2008	2,098	2,108
Other assets	38,512	38,275

Total assets	$738,964	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	May 31,	November 30,
(Dollars in thousands, except per share data)	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,056	$16,763
Trade payables	46,037	52,613
Accrued liabilities	75,454	79,538
Income taxes payable	12,355	10,443

Total current liabilities	150,902	159,357

Long-term debt, less current portion	37,334	35,989
Other long-term liabilities	53,207	53,856

Total liabilities	241,443	249,202

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,215,491 shares in 2009 and 9,188,692 shares in 2008, net of treasury shares	29,920	29,805
Additional paid-in capital	57,512	54,447
Retained earnings	486,699	478,968
Accumulated other comprehensive loss	(20,993)	(31,475)
Treasury Stock (2,752,701 shares in 2009 and 2,733,300 shares in 2008)	(55,617)	(54,625)

Total stockholders' equity	497,521	477,120

Total liabilities and stockholders' equity	$738,964	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	May 31,	June 1,
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$13,252	$26,070
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	10,657	9,688
Amortization	19	71
Loss/(earnings in excess of distributions) from joint ventures	4,313	(5,435)
Loss from sale of property, plant and equipment	16	22
Stock compensation expense	2,362	3,633
Changes in operating assets and liabilities:
Receivables, net	45,120	28,767
Inventories	15,873	(2,959)
Prepaid expenses and other current assets	(246)	(2,021)
Other assets	(87)	(5,296)
Trade payables	(7,675)	838
Accrued liabilities and income taxes payable	(3,637)	(30,966)
Other long-term liabilities and deferred income taxes	(1,221)	13,456
Net cash provided by operating activities	78,746	35,868

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	431	1,433
Additions to property, plant and equipment	(26,471)	(28,638)
Investment in joint venture	(10,000)	-
Net cash used in investing activities	(36,040)	(27,205)

FINANCING ACTIVITIES
Issuance of debt	427	-
Repayment of debt	-	(4,001)
Dividends on common stock	(5,521)	(5,038)
Issuance of common stock	(1)	810
Excess tax benefits related to stock-based compensation	819	1,251
Purchase of treasury stock	(992)	(2,754)
Net cash used in financing activities	(5,268)	(9,732)

Effect of exchange rate changes on cash and cash equivalents	4,581	5,217
Net change in cash and cash equivalents	42,019	4,148
Cash and cash equivalents at beginning of period	143,561	155,433

Cash and cash equivalents at end of period	$185,580	$159,581

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of May 31, 2009, and consolidated results of operations and cash flows for the six months ended May 31, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended May 31, 2009 and June 1, 2008 consisted of 91 days each.  The six months ended May 31, 2009 and June 1, 2008 consisted of 182 days and 184 days, respectively.

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

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009.  FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 which amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 107-1 and APB 28-1 in its third quarter of 2009, and adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 was issued to amend FASB Interpretation No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  SFAS No. 167 shall be effective as of the Company’s first annual reporting period and interim reporting periods beginning after November 15, 2009.  Earlier application is prohibited.  The first such reporting period for the Company will be the fiscal year beginning December 1, 2009.  The Company is evaluating whether the adoption of SFAS No. 167 will have a material effect on its consolidated financial statements.

NOTE 3 - RECEIVABLES

The Company’s receivables consisted of the following:
	May 31,	November 30,
(In thousands)	2009	2008
Trade	$116,889	$155,061
Joint ventures	1,406	1,380
Other	26,737	32,529
Allowances	(6,343)	(7,009)
	$138,689	$181,961

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $33,919,000 and $24,706,000 at May 31, 2009 and November 30, 2008, respectively.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	May 31,	November 30,
(In thousands)	2009	2008
Finished products	$39,389	$44,033
Materials and supplies	21,176	33,485
Products in process	20,978	18,127
	$81,543	$95,645

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:
	Six Months Ended
	May 31,	June 1,
(In thousands)	2009	2008
Interest paid	$681	$1,181
Income taxes paid	5,497	8,588

NOTE 6 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(In thousands)	2009	2008	2009	2008
Net sales	$22,460	$135,742	$40,257	$218,458
Gross (loss)/profit	(3,645)	28,976	(11,278)	42,799
Net (loss)/income	(3,442)	14,900	(8,626)	20,989

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these joint ventures.  Earnings from ASAL and BL, if any, are included in other income, net.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(In thousands)	2009	2008	2009	2008
Earnings from joint ventures
Equity (loss)/earnings of TAMCO before income taxes	$(1,721)	$7,450	$(4,313)	$10,495
Less benefit/(provision) for income taxes	166	(715)	415	(1,008)
Equity (loss)/earnings of TAMCO, net of taxes	$(1,555)	$6,735	$(3,898)	$9,487
Dividends received from joint ventures
TAMCO	$-	$4,510	$-	$5,060
ASAL	-	-	-	1,496
BL	2,207	-	2,207	-

TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in February, 2009.  The Company’s share of the funding from TAMCO’s shareholders totaled $10,000,000.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.  TAMCO’s primary source of external financing is currently a $35,000,000 credit facility, of which $15,000,000 was utilized as of May 31, 2009.  TAMCO is in violation of its debt covenants.  As a result, the Company expects to provide additional funding to TAMCO in the third quarter of 2009.  To resolve the default, TAMCO’s shareholders intend to provide funding of up to $30,000,000 in the form of shareholder loans of which the Company’s share would be up to $15,000,000.  In addition, TAMCO’s lender will provide a credit facility of $10,000,000.  The terms of TAMCO’s revised credit facility would prohibit TAMCO from paying dividends to its shareholders until the expiration of the facility.

NOTE 7 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The computations of earnings per share for the quarter and six months ended May 31, 2009 do not include 45,138 shares reserved for issuance upon exercise of stock options and for restricted shares because their inclusion would have been anti-dilutive. The computations of earnings per share for the quarter and six months ended June 1, 2008 do not include 3,000 and 22,802 shares, respectively, reserved for issuance upon exercise of stock options and for restricted shares because their inclusion would have been anti-dilutive.  Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(In thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net income	$9,426	$16,333	$13,252	$26,070

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,171,645	9,132,172	9,159,161	9,110,712

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,171,645	9,132,172	9,159,161	9,110,712
Dilutive effect of stock options and restricted stock	13,498	54,477	13,309	41,185
Weighted-average shares outstanding, diluted	9,185,143	9,186,649	9,172,470	9,151,897

Basic net income per share	$1.03	$1.79	$1.45	$2.86

Diluted net income per share	$1.03	$1.78	$1.44	$2.85

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:
	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(In thousands)	2009	2008	2009	2008
Net income	$9,426	$16,333	$13,252	$26,070
Foreign currency translation adjustment	13,884	2,448	10,482	7,250
Comprehensive income	$23,310	$18,781	$23,734	$33,320

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:
	May 31,	November 30,
(In thousands)	2009	2008
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$10,000	$10,000
4.25%, payable in Singapore dollars, in annual principal installments of $7,056	28,223	27,052
Variable-rate industrial development bonds:
payable in 2016 (1.05% at May 31, 2009)	7,200	7,200
payable in 2021 (1.05% at May 31, 2009)	8,500	8,500
Variable-rate bank revolving credit facility (10.15% at May 31, 2009)	467	-
Total long-term debt	54,390	52,752
Less current portion	(17,056)	(16,763)
Long-term debt, less current portion	$37,334	$35,989

The Company maintains a $100,000,000 revolving credit facility with six banks (the "Revolver").  At May 31, 2009, $18,167,000 of the Revolver was utilized for standby letters of credit; therefore, $81,833,000 was available under the Revolver.  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, based on the Company's financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of May 31, 2009.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .60%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

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

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Six Months Ended
	May 31,	June 1,	May 31,	June 1,
(In thousands)	2009	2008	2009	2008
Sales
Fiberglass-Composite Pipe	$55,532	$69,388	$112,273	$135,231
Water Transmission	42,251	44,026	93,794	85,010
Infrastructure Products	35,147	46,791	72,866	90,119
Eliminations	(10)	(412)	(11)	(798)
Total Sales	$132,920	$159,793	$278,922	$309,562

Income Before Interest, Income Taxes and Equity in (Loss)/Earnings of Joint Venture
Fiberglass-Composite Pipe	$16,490	$17,865	$31,136	$34,500
Water Transmission	2,182	(1,775)	2,695	(5,714)
Infrastructure Products	3,059	6,640	6,843	12,934
Corporate and unallocated	(8,627)	(8,274)	(18,586)	(16,639)
Total Income Before Interest, Income Taxes and Equity in (Loss)/Earnings of Joint Venture	$13,104	$14,456	$22,088	$25,081

	May 31,	November 30,
(In thousands)	2009	2008
Assets
Fiberglass-Composite Pipe	$286,905	$303,672
Water Transmission	198,771	235,664
Infrastructure Products	97,186	107,792
Corporate and unallocated	305,630	227,543
Eliminations	(149,528)	(148,349)
Total Assets	$738,964	$726,322

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128,000,000, a figure which the Company contests.  Although this matter is still in discovery, trial is currently scheduled to commence on October 26, 2009.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of May 31, 2009, the Company was a defendant in 26 asbestos-related cases, compared to 24 cases as of March 1, 2009.  During the quarter ended May 31, 2009, there were five new asbestos-related cases, one case dismissed, two cases settled, no judgments and aggregate net costs and expenses of $141,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company is conducting an internal inquiry to enable it to respond to OFAC.  In the six months ended May 31, 2009, the Company incurred $2,400,000 for legal and professional fees in connection with this inquiry.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

	Six Months Ended
	May 31,	June 1,
(In thousands)	2009	2008
Balance, beginning of period	$3,238	$3,590
Payments	(1,992)	(534)
Warranties issued during the period	1,699	(676)
Balance, end of period	$2,945	$2,380

NOTE 13 – GOODWILL

Changes in the Company’s carrying amount of goodwill by business segment were as follows:
		Foreign
		Currency
	November 30,	Translation	May 31,
(In thousands)	2008	Adjustments	2009
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	360	3	363
Infrastructure Products	201	-	201
	$2,001	$3	$2,004

NOTE 14 – INCENTIVE STOCK COMPENSATION PLANS

As of May 31, 2009, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the six months ended May 31, 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant date of $575,000.  During the six months ended June 1, 2008, the Company granted 19,000 restricted shares to key employees with a fair value on the grant date of $1,976,000 and 7,200 restricted shares and 3,802 stock options to non-employee directors with fair values on the grant dates of $675,000 and $101,000, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At May 31, 2009, there were 7,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended May 31, 2009 and June 1, 2008 included compensation expenses of $1,347,000 and $1,777,000, respectively, related to stock-based compensation arrangements.  Tax benefits related to these expenses were $525,000 and $693,000, respectively.  For the six months ended May 31, 2009 and June 1, 2008, compensation expenses were $2,362,000 and $3,633,000, respectively, related to stock-based compensation arrangements.  Tax benefits related to these expenses were $921,000 and $1,417,000, respectively.  There were no capitalized share-based compensation costs for the three and six months ended May 31, 2009 and June 1, 2008.

The following table summarizes the stock option activity for the six months ended May 31, 2009:
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2008	36,302	$37.61
Granted	-	-
Exercised	-	-
Outstanding at May 31, 2009	36,302	37.61	4.11	$822

Options exercisable at May 31, 2009	33,451	32.18	3.72	$822

For the three and six months ended May 31, 2009, no options were granted, forfeited or expired.  For the three and six months ended June 1, 2008, 3,802 options were granted and no options were forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the second quarter of 2009 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised during the three and six months ended June 1, 2008 were $87,000 and $1,789,000, respectively.  As of May 31, 2009, unrecognized compensation cost related to stock-based compensation arrangements totaled $3,839,000, which is expected to be recognized over a weighted-average period of 2.75 years.

For the three and six months ended May 31, 2009, 12,000 and 28,200 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $47.90 and $49.29 per share, respectively.  The fair value of restricted stock, which vested during the three and six months ended May 31, 2009, was $326,000 and $2,678,000, respectively.  For the three and six months ended June 1, 2008, 10,200 and 26,200 shares of restricted stock, respectively were granted.  The weighted-average grant-date, fair value of such restricted stock was $99.21 and $101.70 per share, respectively.  The fair value of restricted stock, which vested during the three and six months ended June 1, 2008, was $356,550 and $5,844,000, respectively.

Net cash proceeds from the exercise of stock options during the three and six months ended June 1, 2008 was $50,000 and $810,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – EMPLOYEE BENEFIT PLANS

For the three and six months ended May 31, 2009 and June 1, 2008, net pension and postretirement costs were comprised of the following:

Employee Benefit Plans (Three Months Ended May 31, 2009 and June 1, 2008)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$690	$744	$67	$110	$20	$24
Interest cost	3,089	2,888	561	636	56	52
Expected return on plan assets	(2,860)	(3,928)	(404)	(423)	(7)	(8)
Amortization of unrecognized
prior service cost	18	29	66	77	5	5
Amortization of unrecognized
net transition obligation	-	-	-	-	12	12
Amortization of accumulated loss	1,451	284	(167)	-	1	3
Net periodic cost	$2,388	$17	$123	$400	$87	$88

Employee Benefit Plans (Six Months Ended May 31, 2009 and June 1, 2008)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$1,380	$1,488	$134	$220	$40	$48
Interest cost	6,178	5,776	1,122	1,272	112	104
Expected return on plan assets	(5,720)	(7,856)	(808)	(846)	(14)	(16)
Amortization of unrecognized
prior service cost	36	58	132	154	10	10
Amortization of unrecognized
net transition obligation	-	-	-	-	24	24
Amortization of accumulated loss	2,902	568	(334)	-	2	6
Net periodic cost	$4,776	$34	$246	$800	$174	$176

The Company contributed $2,500,000 to the non-U.S. pension plans and did not make any material contributions to the U.S. pension plan in the first six months of 2009.  The Company expects to contribute up to $8,500,000 to its U.S pension plan and an additional $90,000 to its non-US pension plans during the remainder of 2009.

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes decreased to $1,975,000 in the second quarter of 2009, from $5,000,000 in the same period of 2008.  Income taxes decreased to $4,619,000 in the first six months of 2009 from $8,929,000 in the comparable period in 2008.  The effective tax rate decreased to 21.0% in 2009, from 35.0% in 2008.  The effective rate in 2009 was reduced by tax benefits of $1,476,000 recorded in the second quarter of 2009 of which $1,199,000 was associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $277,000 was related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  This $1,199,000 represented a correction of an amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first six months of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first half of 2009 is not necessarily indicative of the tax rate for the full fiscal year.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

At May 31, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $8,199,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $4,420,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $7,416,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,315,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,359,000 were recorded as a liability in the Company’s consolidated balance sheet at May 31, 2009, compared to $1,098,000 as of November 30, 2008.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis included the following as of May 31, 2009:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$3	$-	$3
Total assets	$-	$3	$-	$3

Assets and liabilities measured at fair value on a recurring basis included the following as of June 1, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$13	$-	$13
Total liabilities	$-	$13	$-	$13

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

In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of May 31, 2009, the Company held one foreign currency forward contract aggregating $3,000,000 U.S. dollars, hedging Singapore dollars, and no other contracts.  Such contract had a fair value gain of $2,500 as of May 31, 2009 based on quotations from financial institutions.  As of June 1, 2008, the Company held 19 foreign currency forward contracts in the amount of $10,000,000 U.S. dollars, hedging Singapore dollars, and such instruments had a fair value loss of $13,000 based on quotations from the financial institutions as of June 1, 2008.  Derivatives are reported as receivables on the balance sheet and recognized as other income, net, on the income statement.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron", the "Company", the “Registrant” or the “Corporation”) is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials; and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand, aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in several joint-venture companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2009, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $288.6 million, a decrease of $8.8 million from working capital of $297.4 million as of November 30, 2008.  The decrease resulted primarily from a decrease in receivables and inventories and an increase in income taxes payable, partially offset by an increase in cash and decreases in trade payables and accrued liabilities.  The reductions in receivables and inventories were primarily due to a slowdown in business activity.  Cash and cash equivalents totaled $185.6 million as of May 31, 2009, compared to $143.6 million as of November 30, 2008.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the six months ended May 31, 2009, net cash of $78.7 million was generated from operating activities, compared to $35.9 million generated in the similar period in 2008.  The higher operating cash flow in 2009 was primarily due to a sharper decline in operating assets, partially offset by lower liabilities and earnings.  In the six months ended May 31, 2009, the Company's cash provided by operating activities included net income of $13.3 million, plus non-cash adjustments (depreciation, amortization, loss from joint venture and stock compensation expense) of $17.4 million, plus changes in operating assets and liabilities of $48.1 million.  In the six months ended June 1, 2008, the Company’s cash from operating activities included net income of $26.1 million, less similar non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $8.0 million, plus changes in operating assets and liabilities of $1.8 million.  The non-cash adjustments in 2009 were higher due primarily to the Company’s equity in losses of TAMCO.  The positive change in operating assets and liabilities in 2009 was primarily due to decreases in receivables and inventories.

Net cash used in investing activities totaled $36.0 million for the six months ended May 31, 2009, compared to $27.2 million used in the six months ended June 1, 2008.  Net cash used in investing activities during the first six month of 2009 consisted of capital expenditures of $26.5 million, compared to $28.6 million in the same period of 2008.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded a wind tower manufacturing facility in 2008 and fiberglass pipe plants in Texas and Brazil in 2009 and 2008.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2009, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.  During the first quarter of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned steel mini-mill in California.  The Company anticipates contributing/loaning an additional $10.0 to $15.0 million to TAMCO in the second half of 2009.

Net cash used in financing activities totaled $5.3 million during the six months ended May 31, 2009, compared to $9.7 million used in the six months ended June 1, 2008.  Net cash used in 2009 consisted of payment of Common Stock dividends of $5.5 million and treasury stock purchases of $1.0 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.   Net cash used in 2008 consisted of net repayment of debt of $4.0 million, payment of Common Stock dividends of $5.0 million and treasury stock purchases of $2.8 million.   In 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.

The Company utilizes a $100.0 million revolving credit facility with six banks (the "Revolver").  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from .75% to 1.625%, determined based on the Company’s financial condition and performance), at any time until September 2010, when all borrowings under the Revolver must be repaid.  At May 31, 2009, $81.8 million was available to be borrowed under the Revolver.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $181.4 million plus 50% of net income and 75% of proceeds from any equity issued after January 24, 2003.  The Company's consolidated net worth exceeded the covenant amount by $180.8 million as of May 31, 2009.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times.  At May 31, 2009, the Company maintained a consolidated leverage ratio of .59 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At May 31, 2009, qualifying tangible assets equaled 3.31 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At May 31, 2009, the Company maintained such a fixed charge coverage ratio of 2.58 times.  Under the most restrictive provisions of the Company's lending agreements, $24.5 million of retained earnings were not restricted at May 31, 2009, as to the declaration of cash dividends or the repurchase of Company stock.  At May 31, 2009, the Company was in compliance with all covenants.

Cash and cash equivalents at May 31, 2009 totaled $185.6 million, an increase of $42.0 million from November 30, 2008.  At May 31, 2009, the Company had total debt outstanding of $54.4 million, compared to $52.8 million at November 30, 2008, and approximately $107.7 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2009 were $54.4 million and $53.2 million, respectively.

Cash balances are held throughout the world, including $101.6 million held outside of the U.S. at May 31, 2009.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $2.5 million to the non-U.S. pension plans and did not contribute to the U.S. defined benefit pension plan during the first six months of 2009.  The Company expects to contribute approximately $8.5 million to its U.S. defined benefit pension plan and an additional $.1 million to the non-U.S. pension plans during the remainder of 2009.

TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in February, 2009.  The Company’s share of the funding from TAMCO’s shareholders totaled $10,000,000.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.  TAMCO’s primary source of external financing is currently a $35,000,000 credit facility, of which $15,000,000 was utilized as of May 31, 2009.  TAMCO is in violation of its debt covenants.  As a result, the Company expects to provide additional funding to TAMCO in the third quarter of 2009.  To resolve the default, TAMCO’s shareholders intend to provide funding of up to $30,000,000 in the form of shareholder loans of which the Company’s share would be up to $15,000,000.  In addition, TAMCO’s lender will provide a credit facility of $10,000,000.  The terms of TAMCO’s revised credit facility would prohibit TAMCO from paying dividends to its shareholders until the expiration of the facility.

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

The Company's contractual obligations and commercial commitments at May 31, 2009 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$54,390	$17,056	$14,579	$7,055	$15,700

Interest payments on debt (a)	4,561	1,267	1,828	629	837

Operating leases	38,548	4,456	7,019	3,300	23,773

Pension funding	8,600	8,600	-	-	-

Uncertain tax positions	1,131	1,131	-	-	-

Total contractual obligations (b)	$107,230	$32,510	$23,426	$10,984	$40,310

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$2,100	$2,100	$-	$-	$-

Total commercial commitments (b)	$2,100	$2,100	$-	$-	$-

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS: 2009 COMPARED WITH 2008

General

Net income totaled $9.4 million, or $1.03 per diluted share, on sales of $132.9 million in the quarter ended May 31, 2009, compared to $16.3 million, or $1.78 per diluted share, on sales of $159.8 million in the same period in 2008.  The Fiberglass-Composite Pipe Group had lower sales and profits due primarily to continued soft market conditions.  The Water Transmission Group had lower sales but improved profitability due principally to better cost control and plant efficiencies.   The Infrastructure Products Group had lower sales and income due to the decline in both the Pole Products division and the Hawaiian division associated with continued weak construction spending throughout the U.S.  Net income was lower in 2009 due to the significant decline in earnings from TAMCO, the Company’s 50%-owned steel mini-mill in California.

Net income totaled $13.3 million, or $1.44 per diluted share, on sales of $278.9 million in the six months ended May 31, 2009, compared to $26.1 million, or $2.85 per diluted share, on sales of $309.6 million in the same period in 2008.  The Fiberglass-Composite Pipe Group and the Infrastructure Products Group had lower sales and income due to generally softer market conditions.  The Water Transmission Group reported higher sales and improved profitability due principally to the higher wind tower sales and improved plant efficiencies and cost control.  Net income was significantly lower in 2009 due to TAMCO’s loss.

Sales

Total consolidated sales decreased $26.9 million, or 16.8%, in the second quarter of 2009, compared to the similar period in 2008.  Total consolidated sales for the six months ending May 31, 2009 decreased $30.6 million, or 9.9%, compared to the similar period in the prior year.  In general, total consolidated sales were down due to weak economic conditions.

Fiberglass-Composite Pipe's sales decreased $13.9 million, or 20%, in the second quarter and $23.0 million, or 17.0%, in the first six months of 2009, compared to the similar periods in 2008.  Foreign currencies accounted for $4.4 million and $7.2 million of the sales decline in the second quarter and first six months of 2009, respectively.  Sales in the U.S. decreased $5.5 million and $4.1 million, respectively, in the second quarter and first six months of 2009 largely due to weaker oilfield piping demand and weak industrial markets worldwide. Sales from Asian operations decreased $3.1 million and $8.0 million, respectively, in the second quarter and first six months of 2009, driven by weaker economic conditions and the impact of foreign exchange.  Sales from European operations decreased $2.0 million and $4.3 million, respectively, in the second quarter and first six months of 2009.  The declines were related to softer market conditions, the timing of orders, and foreign exchange.   Sales from Brazilian operations decreased $3.2 million and $6.6 million, respectively, in the second quarter and first six months of 2009, due to the impact of foreign exchange, project delays in municipal water markets, and a halt in activity in the pulp and paper market.  The Group’s customers in the industrial, marine, offshore and onshore oilfield markets are being impacted by the decline in oil prices, financing issues, lower transportation demand and shipping rates.  The Fiberglass-Composite Pipe Group is expected to remain steady for the balance of 2009 due to the overall economic climate, the effect of oil prices and energy demand on oil production and the impact of tight credit markets.

The Water Transmission Group's sales decreased $ 1.8 million, or 4.0%, in the second quarter and increased $8.8 million, or 10.3%, in the first six months of 2009, compared to similar periods in 2008.  The decrease in sales in the second quarter of 2009 was due to weaker demand for water pipe in Colombia.  The sales improvement for the first six months was driven by increased production of wind towers.  While wind tower sales are higher than in the prior year periods, sales of wind towers in the second quarter of 2009 decreased compared to the first quarter of 2009 due to the lack of project financing available to wind farm developers.  While there is a lack of incoming orders, some previously postponed orders are proceeding.  Until financing and incentives are provided to the wind energy industry, wind tower activity will remain depressed.  Near term, the water pipe business will also continue to experience soft market demand as order backlogs are well below historical levels; and the timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.

Infrastructure Products' sales decreased $11.6 million, or 24.9%, in the second quarter and $17.3 million, or 19.1%, in the first six months of 2009, compared to the similar periods in 2008.  The Company’s Hawaiian division had lower sales as residential and commercial construction markets in Hawaii continued to weaken.  The Pole Products division continued to be impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles and steel traffic poles.  The Infrastructure Products Group is expected to continue to be impacted by the slowdown in construction spending in Hawaii and the low residential construction spending throughout the U.S.  An improvement for the Infrastructure Products Group is not anticipated in 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross Profit

Gross profit in the second quarter of 2009 was $36.6 million, or 27.5% of sales, compared to $39.7 million, or 24.9% of sales, in the second quarter of 2008. Year-to-date gross profit in 2009 was $71.5 million, or 25.6% of sales, compared to $73.2 million, or 23.6% of sales, in the similar period of 2008.  Gross profit decreased $3.2 million and $1.7 million, respectively, in the second quarter and the first six months of 2009, compared to the similar periods in 2008, due to lower sales.   The gross margin increases were related to better cost control and improved plant efficiencies in the Water Transmission Group and lower raw material costs.

Fiberglass-Composite Pipe Group's gross profit decreased $3.6 million and $5.5 million, respectively, in the second quarter and in the first six months of 2009, compared to the similar periods in 2008, due to lower sales.  Profit margins were 40.2% in the second quarter and 39.5% in the first six months of 2009, compared to 37.3% in the second quarter and 36.9% in the first six months of 2008.  Margins were higher in 2009 due to favorable product mix and lower raw material costs which generated additional gross profit of $1.6 million and $2.9 million, respectively, in the second quarter and the first six months of 2009.

Water Transmission Group's gross profit increased $3.6 million in the second quarter and $9.7 million in the first six months of 2009, compared to the similar periods in 2008.  Profit margins were 15.9% in the second quarter and 12.9% in the first six months of 2009, compared to 7.1% in the second quarter and 2.7% in the first six months of 2008.  Margins were favorably enhanced by improved plant efficiencies and cost controls and completion of low-margin projects in 2008.

Gross profit in the Infrastructure Products Group decreased $4.0 million in the second quarter and $6.1 million in the first six months of 2009, compared to the similar periods in 2008.  Profit margins were 18.8% in the second quarter and 19.5% in the first six months of 2009, compared to 22.5% for both similar periods in 2008.  Margins were lower in 2009 due to lower sales and challenging market conditions.  Lower sales negatively impacted gross profit by $2.6 million and $3.9 million, respectively, in the second quarter and the first six months of 2009, while unfavorable plant utilization decreased gross profit by $1.3 million and $2.2 million, respectively, in the second quarter and the first six months of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.9 million, or 19.5% of sales, in the second quarter of 2009, compared to $25.9 million, or 16.2% of sales, in the second quarter of 2008.  In the six months ended May 31, 2009, SG&A expenses totaled $52.3 million, or 18.7% of sales, compared to $51.7 million, 16.7% of sales, in the same period in 2008.  The $.6 million increase in the first half was due in part to higher pension expense of $4.0 million and legal expenses of $2.6 million, due primarily to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) inquiry, offset by lower management incentive compensation of $2.0 million, foreign exchange impact of $1.7 million, stock compensation expense of $1.3 million and other expenses of $1.0 million.

 Other Income, Net

Other income totaled $2.4 million in the second quarter of 2009, an increase of $1.8 million, compared to other income in the second quarter of 2008.  Other income was $2.9 million in the six months ended May 31, 2009, a decrease of $.6 million, compared to other income in the similar period of 2008.  The second quarter increase was due primarily to dividend income received from the Company’s joint venture, Bondstrand, Ltd., of $2.2 million.  Other income in the first six months of 2008 included dividend income of $1.5 million from another joint venture, Ameron Saudi Arabia, Ltd.  Other income included royalties and fees from licensees, foreign currency transaction adjustments and other miscellaneous income.

Interest

Interest income was $.3 million in the second quarter of 2009, compared to $1.0 million in the second quarter of 2008.  Interest income was $.7 million in the six months ended May 31, 2009, a decrease of $1.5 million compared to the similar period in 2008.  The decrease was due primarily to lower interest rates on short-term investments.  Interest expense was $.5 million in the second quarter of 2009, compared to $.9 million, in the second quarter of 2008.  In the six months ended May 31, 2009, interest expense totaled $1.0 million, compared to $1.8 million in the same period in 2008.  The decrease in interest expense was due to lower debt levels.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes decreased to $2.0 million in the second quarter of 2009, from $5.0 million in the same period of 2008.  Income taxes decreased to $4.6 million in the first six months of 2009 from $8.9 million in the comparable period in 2008. The effective tax rate decreased to 21.0% in 2009, from 35.0% in 2008.  The effective rate in 2009 was reduced by tax benefits of $1.5 million recorded in the second quarter of 2009 of which $1.2 million was associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $.3 million was related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  This $1.2 million represented a correction of amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first six months of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first six months of 2009 is not necessarily indicative of the tax rate for the full year.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $1.6 million in the second quarter of 2009, compared to income of $6.7 million in the similar period of 2008.  For the first six months of 2009, the Company’s equity in TAMCO’s loss totaled $3.9 million, compared to equity in earnings of $9.5 million in 2008.  Equity income is shown net of income taxes.  Losses and earnings from TAMCO were taxed at an effective rate of 9.6%, for the periods in 2009 and 2008, reflecting the dividend exclusion provided to the Company under current tax laws.  The reduction in TAMCO’s earnings was due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada.  TAMCO halted production in the first quarter and began limited production during the second quarter of 2009.  Demand for steel rebar in TAMCO’s key markets in the western U.S. is not expected to recover in the short term.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 31, 2009 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s Management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A, Risk Factors, in the Company’s 2008 Annual Report on Form 10-K and Part II, Item 1A, herein.

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $128 million, a figure which the Company contests.  Although this matter is still in discovery, trial is currently scheduled to commence on October 26, 2009.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of May 31, 2009, the Company was a defendant in 26 asbestos-related cases, compared to 24 cases as of March 1, 2009.  During the quarter ended May 31, 2009, there were five new asbestos-related cases, one case dismissed, two cases settled, no judgments and aggregate net costs and expenses of $.1 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement To Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company is conducting an internal inquiry to enable it to respond to OFAC.  In the six months ended May 31, 2009, the Company incurred $2.4 million for legal and professional fees in connection with this inquiry.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report, except that risk factor (d) has been revised to read in its entirety as follows:

d) Litigation and governmental investigations could result in a material adverse impact on the Company’s profitability.  As described in the Company’s annual reports on Form 10-K and quarterly reports on Form 10-Q, the Company is currently a defendant in a number of cases, and is the subject of an inquiry by the U.S. Treasury Department’s Office of Foreign Assets Control.  Based upon the information available to it at this time, the Company is not able to predict the outcome of these matters.  The resolution of these matters could materially and adversely affect the Company’s reputation, financial condition and results of operations.
In addition, the Company may in the future receive other claims related to its performance, and such claims could be large.  The Company sells products that may be essential to the use of large, multi-million-dollar, infrastructure projects, such as water and sewer systems, offshore platforms, marine vessels, petrochemical plants, roads, and large construction projects.  Additionally, the Company sells products used in critical applications, such as to protect against corrosion or to convey hazardous materials.  Use of the Company's products in such applications could expose the Company to large potential product liability risks which are inherent in the design, manufacture and sale of such products.  Successful claims against the Company could materially and adversely affect its reputation, financial condition and results of operations.

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

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that
	Shares (or Units)	Paid per	Announced Plans or	May Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	the Plans or Programs**
3/2/09 thru 3/29/09	-	$-	-	25,937
3/30/09 thru 5/3/09	-	-	-	25,937
5/4/09 thru 5/31/09	358	54.44	-	25,480

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on March 25, 2009, and the results were as follows:

Election of Directors

	Votes Cast For	Votes Withheld
Terry L. Haines	7,913,381	111,293
John E. Peppercorn	7,909,522	115,152
William D. Horsfall	7,947,292	77,382

Other directors whose terms of office continued after the meeting are:  James S. Marlen, David Davenport, J. Michael Hagan, and Dennis C. Poulsen.

Ratification of Independent Registered Public Accountants

Ratification of PricewaterhouseCoopers LLP, as independent registered public accountants:

Votes
For:	7,951,473
Against:	52,082
Abstentions:	21,118

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2008 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 – EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Restated Certificate of Incorporation, effective May 4, 2009
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 26, 2008)
4.1	Credit Agreement dated as of January 24, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)
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

Date: June 26, 2009