Form 10-Q
period 2009-08-30
AMERON INTERNATIONAL CORP
filed 2009-09-25
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2009

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,215,491 on August 30, 2009.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 30, 2009

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(Dollars in thousands, except per share data)	2009	2008	2009	2008
Sales	$131,378	$170,107	$410,300	$479,669
Cost of sales	(95,760)	(132,652)	(303,211)	(369,016)
Gross profit	35,618	37,455	107,089	110,653

Selling, general and administrative expenses	(25,602)	(25,795)	(77,887)	(77,462)
Other income, net	418	2,252	3,320	5,802
Income before interest, income taxes and equity in (loss)/earnings of joint venture	10,434	13,912	32,522	38,993
Interest (expense)/income, net	(373)	(19)	(692)	412
Income before income taxes and equity in (loss)/earnings of joint venture	10,061	13,893	31,830	39,405
Provision for income taxes	(3,778)	(3,079)	(8,397)	(12,008)
Income before equity in (loss)/earnings of joint venture	6,283	10,814	23,433	27,397
Equity in (loss)/earnings of joint venture, net of taxes	(335)	4,184	(4,233)	13,671
Net income	$5,948	$14,998	$19,200	$41,068

Basic net income per share	$.65	$1.64	$2.10	$4.50

Diluted net income per share	$.65	$1.63	$2.09	$4.48

Weighted-average shares (basic)	9,173,955	9,134,672	9,164,093	9,118,768
Weighted-average shares (diluted)	9,195,970	9,208,536	9,180,304	9,171,103

Cash dividends per share	$.30	$.30	$.90	$.85

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	August 30,	November 30,
(Dollars in thousands)	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$170,208	$143,561
Receivables, less allowances of $6,412 in 2009 and $7,009 in 2008	147,228	181,961
Inventories	72,179	95,645
Deferred income taxes	21,238	25,582
Prepaid expenses and other current assets	12,408	10,053

Total current assets	423,261	456,802

Investments in joint ventures
Equity method	19,744	14,428
Loans	12,500	-
Cost method	3,784	3,784

Property, plant and equipment
Land	44,170	38,679
Buildings	95,957	85,555
Machinery and equipment	326,252	306,177
Construction in progress	44,417	37,386

Total property, plant and equipment at cost	510,796	467,797
Accumulated depreciation	(279,049)	(261,635)

Total property, plant and equipment, net	231,747	206,162
Deferred income taxes	4,763	4,763
Goodwill and intangible assets, net of accumulated amortization of $1,242 in 2009 and $1,197 in 2008	2,088	2,108
Other assets	39,629	38,275

Total assets	$737,516	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	August 30,	November 30,
(Dollars in thousands, except per share data)	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$17,088	$16,763
Trade payables	43,725	52,613
Accrued liabilities	79,121	79,538
Income taxes payable	1,297	10,443

Total current liabilities	141,231	159,357

Long-term debt, less current portion	37,455	35,989
Other long-term liabilities	55,035	53,856

Total liabilities	233,721	249,202

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,215,491 shares in 2009 and 9,188,692 shares in 2008, net of treasury shares	29,920	29,805
Additional paid-in capital	58,357	54,447
Retained earnings	489,882	478,968
Accumulated other comprehensive loss	(18,747)	(31,475)
Treasury Stock (2,752,701 shares in 2009 and 2,733,300 shares in 2008)	(55,617)	(54,625)

Total stockholders' equity	503,795	477,120

Total liabilities and stockholders' equity	$737,516	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	August 30,	August 31,
(Dollars in thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$19,200	$41,068
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation	15,229	14,733
Amortization	28	82
Loss/(earnings in excess of distributions) from joint ventures	4,684	(4,316)
(Gain)/loss from sale of property, plant and equipment	(72)	15
Stock compensation expense	3,229	4,873
Changes in operating assets and liabilities:
Receivables, net	37,013	15,168
Inventories	25,604	3,194
Prepaid expenses and other current assets	(2,009)	(163)
Other assets	(210)	(5,500)
Trade payables	(10,226)	7,802
Accrued liabilities and income taxes payable	(11,332)	(24,490)
Other long-term liabilities and deferred income taxes	5,844	7,048
Net cash provided by operating activities	86,982	59,514

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	552	1,290
Additions to property, plant and equipment	(35,245)	(44,539)
Investment in joint venture	(10,000)	-
Loan to joint venture	(12,500)	-
Net cash used in investing activities	(57,193)	(43,249)

FINANCING ACTIVITIES
Issuance of debt	447	-
Repayment of debt	-	(4,073)
Debt issuance costs	(953)	-
Dividends on Common Stock	(8,286)	(7,792)
Issuance of Common Stock	-	846
Excess tax benefits related to stock-based compensation	796	1,251
Purchase of treasury stock	(992)	(2,754)
Net cash used in financing activities	(8,988)	(12,522)

Effect of exchange rate changes on cash and cash equivalents	5,846	(899)
Net change in cash and cash equivalents	26,647	2,844
Cash and cash equivalents at beginning of period	143,561	155,433

Cash and cash equivalents at end of period	$170,208	$158,277

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of August 30, 2009, and consolidated results of operations and cash flows for the nine months ended August 30, 2009.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended August 30, 2009 and August 31, 2008 each consisted of 91 days.  The nine months ended August 30, 2009 and August 31, 2008 consisted of 273 days and 275 days, respectively.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008 ("2008 Annual Report").  The Company evaluated material subsequent events through the date these consolidated financial statements were issued.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share under SFAS No. 128, “Earnings Per Share.”  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company will adopt FSP EITF 03-6-1 as of the fiscal year beginning December 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” amending SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” effective for fiscal years ending after December 15, 2009.  FSP FAS 132(R)-1 requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company will adopt FSP FAS 132(R)-1 as of the fiscal year beginning December 1, 2009.  The adoption of FSP FAS 132(R)-1 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 which amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 as of June 1, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification ("Codification") as the single source of authoritative United States Generally Accepted Accounting Principles (“GAAP”) to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will adopt SFAS No. 168 as of August 31, 2009.  The adoption of SFAS No. 168 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RECEIVABLES

The Company’s receivables consisted of the following:
	August 30,	November 30,
(In thousands)	2009	2008
Trade	$126,109	$155,061
Joint ventures	2,469	1,380
Other	25,062	32,529
Allowances	(6,412)	(7,009)
	$147,228	$181,961

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $28,276,000 and $24,706,000 at August 30, 2009 and November 30, 2008, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	August 30,	November 30,
(In thousands)	2009	2008
Finished products	$36,564	$44,033
Materials and supplies	18,361	33,485
Products in process	17,254	18,127
	$72,179	$95,645

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Nine Months Ended
	August 30,	August 31,
(In thousands)	2009	2008
Interest paid	$1,002	$1,827
Income taxes paid	8,094	14,808

NOTE 6 – JOINT VENTURES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands)	2009	2008	2009	2008
Net sales	$25,543	$113,762	$65,800	$332,220
Gross profit/(loss)	1,099	18,721	(10,179)	61,520
Net (loss)/income	(741)	9,258	(9,367)	30,247

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these joint ventures.  Earnings from ASAL and BL, if any, are included in other income, net.

Earnings and dividends from the Company's joint ventures were as follows:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands)	2009	2008	2009	2008
Earnings from joint ventures
Equity in (loss)/earnings of TAMCO before income taxes	$(371)	$4,629	$(4,684)	$15,124
Less benefit/(provision) for income taxes	36	(445)	451	(1,453)
Equity in (loss)/earnings of TAMCO, net of taxes	$(335)	$4,184	$(4,233)	$13,671
Dividends received from joint ventures
TAMCO	$-	$5,748	$-	$10,808
ASAL	-	-	-	1,496
BL	-	1,227	2,207	1,227

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in February 2009.  The Company’s share of the funding from TAMCO’s shareholders totaled $10,000,000.  In July 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40,000,000 for operating needs and to replace an existing bank line.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of August 30, 2009, TAMCO borrowed $25,000,000 under the facility, of which $12,500,000 was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

NOTE 7 – NET INCOME PER SHARE

Basic net income per share is computed on the basis of the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share is computed on the basis of the weighted-average number of common shares outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  The computations of earnings per share for the quarter and nine months ended August 30, 2009 do not include 45,138 shares reserved for issuance upon exercise of stock options and for restricted shares because their inclusion would have been anti-dilutive. The computations of earnings per share for the quarter and nine months ended August 31, 2008 do not include 58,802 shares reserved for issuance upon exercise of stock options and for restricted shares because their inclusion would have been anti-dilutive.

Following is a reconciliation of the weighted-average number of shares used in the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands, except per share data)	2009	2008	2009	2008
Numerator:
Net income	$5,948	$14,998	$19,200	$41,068

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,173,955	9,134,672	9,164,093	9,118,768

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,173,955	9,134,672	9,164,093	9,118,768
Dilutive effect of stock options and restricted stock	22,015	73,864	16,211	52,335
Weighted-average shares outstanding, diluted	9,195,970	9,208,536	9,180,304	9,171,103

Basic net income per share	$.65	$1.64	$2.10	$4.50

Diluted net income per share	$.65	$1.63	$2.09	$4.48

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands)	2009	2008	2009	2008
Net income	$5,948	$14,998	$19,200	$41,068
Foreign currency translation adjustment	2,246	(6,354)	12,728	896
Comprehensive income from joint venture	-	(5)	-	(5)
Comprehensive income	$8,194	$8,639	$31,928	$41,959

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:

	August 30,	November 30,
(In thousands)	2009	2008
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$10,000	$10,000
4.25%, payable in Singapore dollars, in annual principal installments of $7,088	28,353	27,052
Variable-rate industrial development bonds:
payable in 2016 (.80% at August 30, 2009)	7,200	7,200
payable in 2021 (.80% at August 30, 2009)	8,500	8,500
Variable-rate bank revolving credit facility (8.50% at August 30, 2009)	490	-
Total long-term debt	54,543	52,752
Less current portion	(17,088)	(16,763)
Long-term debt, less current portion	$37,455	$35,989

The Company maintains a $100,000,000 revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates or utilize for letters of credit (LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance), at any time until maturity, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  In August 2009, the maturity of the Revolver was extended from September 2010 to August 2012.  At August 30, 2009, $17,932,000 of the Revolver was utilized for standby letters of credit; therefore, $82,068,000 was available under the Revolver.

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of August 30, 2009.  The Revolver, the 4.25% term notes and the 5.36% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .60%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

The following disclosure of the estimated fair value of the Company's debt is prepared in accordance with the requirements of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements.  The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
August 30, 2009
Fixed-rate, long-term debt	$38,353	$38,779
Variable-rate, long-term debt	16,190	16,190

November 30, 2008
Fixed-rate, long-term debt	37,052	35,545
Variable-rate, long-term debt	15,700	15,700

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at August 30, 2009 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

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

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended		Nine Months Ended
	August 30,	August 31,	August 30,	August 31,
(In thousands)	2009	2008	2009	2008
Sales
Fiberglass-Composite Pipe	$56,842	$69,956	$169,115	$205,187
Water Transmission	39,764	53,420	133,558	138,430
Infrastructure Products	34,773	46,862	107,639	136,981
Eliminations	(1)	(131)	(12)	(929)
Total Sales	$131,378	$170,107	$410,300	$479,669

Income Before Interest, Income Taxes and Equity in (Loss)/Earnings of Joint Venture
Fiberglass-Composite Pipe	$17,062	$22,015	$48,198	$56,515
Water Transmission	619	(5,299)	3,314	(11,013)
Infrastructure Products	2,432	6,230	9,275	19,164
Corporate and unallocated	(9,679)	(9,034)	(28,265)	(25,673)
Total Income Before Interest, Income Taxes and Equity in (Loss)/Earnings of Joint Venture	$10,434	$13,912	$32,522	$38,993

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	August 30,	November 30,
(In thousands)	2009	2008
Assets
Fiberglass-Composite Pipe	$296,666	$303,672
Water Transmission	197,269	235,664
Infrastructure Products	96,354	107,792
Corporate and unallocated	292,357	227,543
Eliminations	(145,130)	(148,349)
Total Assets	$737,516	$726,322

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $60,000,000, a figure which the Company contests.  Although this matter is still in discovery, trial is currently scheduled to commence on October 26, 2009.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of August 30, 2009, the Company was a defendant in 23 asbestos-related cases, compared to 26 cases as of May 31, 2009.  During the quarter ended August 30, 2009, there were three new asbestos-related cases, six cases dismissed, no cases settled, no judgments and aggregate net costs and expenses of $168,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the nine months ended August 30, 2009, the Company incurred $3,598,000 for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

	Nine Months Ended
	August 30,	August 31,
(In thousands)	2009	2008
Balance, beginning of period	$3,238	$3,590
Payments	(2,751)	(626)
Warranties issued during the period	2,468	(395)
Balance, end of period	$2,955	$2,569

NOTE 13 – GOODWILL

Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign
		Currency
	November 30,	Translation	August 30,
(In thousands)	2008	Adjustments	2009
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	360	2	362
Infrastructure Products	201	-	201
	$2,001	$2	$2,003

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 – INCENTIVE STOCK COMPENSATION PLANS

As of August 30, 2009, the Company had outstanding grants under the following share-based compensation plans:

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

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the nine months ended August 30, 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant date of $575,000.  During the nine months ended August 31, 2008, the Company granted 19,000 restricted shares to key employees with a fair value on the grant date of $1,976,000 and 7,200 restricted shares and 3,802 stock options to non-employee directors with fair values on the grant dates of $675,000 and $101,000, respectively.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At August 30, 2009, there were 7,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the three months ended August 30, 2009 and August 31, 2008 included compensation expenses of $867,000 and $1,240,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $338,000 and $484,000, respectively.  For the nine months ended August 30, 2009 and August 31, 2008, compensation expenses were $3,229,000 and $4,873,000, respectively, related to stock-based compensation arrangements.  Related tax benefits were $1,259,000 and $1,901,000, respectively.  There were no capitalized share-based compensation costs for the three and nine months ended August 30, 2009 and August 31, 2008.

Excess tax benefits resulting from the exercise of stock options and vesting of restricted stock units are reflected as financing cash flows in the Company’s statements of cash flows.  For the nine months ended August 30, 2009, excess tax benefits totaled $796,000, compared to $1,251,000 in the prior year.

The following table summarizes the stock option activity for the nine months ended August 30, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2008	36,302	$37.61
Granted	-	-
Exercised	-	-
Outstanding at August 30, 2009	36,302	37.61	3.86	$1,594

Options exercisable at August 30, 2009	33,451	32.18	3.47	$1,594

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the three and nine months ended August 30, 2009, no options were granted, forfeited or expired.  For the three and nine months ended August 31, 2008, 3,802 options were granted; no options were forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the third quarter of 2009 and the exercise price times the number of shares that would have been received by the option holders if the options were exercised on such trading day, based on in-the-money options.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised during the three and nine months ended August 31, 2008 were $217,000 and $2,006,000, respectively.  As of August 30, 2009, unrecognized compensation cost related to stock-based compensation arrangements totaled $2,972,000, which is expected to be recognized over a weighted-average period of 2.5 years.

For the three months ended August 30, 2009, no shares of restricted stock were granted.  For the nine months ended August 30, 2009, 28,200 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $49.29 per share.  The fair value of restricted stock, which vested during the nine months ended August 30, 2009, was $2,678,000.  For the three months ended August 31, 2008, no shares of restricted stock were granted.  For the nine months ended August 31, 2008, 26,200 shares of restricted stock were granted.  The weighted-average grant-date, fair value of such restricted stock was $101.70 per share.  The fair value of restricted stock, which vested during the nine months ended August 31, 2008, was $5,844,000.

There were no net cash proceeds from the exercise of stock options during the nine months ended August 30, 2009.  Net cash proceeds from the exercise of stock options during the nine months ended August 31, 2008 was $846,000.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 15 – EMPLOYEE BENEFIT PLANS

For the three and nine months ended August 30, 2009 and August 31, 2008, net pension and postretirement costs were comprised of the following:

Employee Benefit Plans (Three Months Ended August 30, 2009 and August 31, 2008)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$690	$744	$67	$110	$20	$24
Interest cost	3,089	2,888	561	636	56	52
Expected return on plan assets	(2,860)	(3,928)	(404)	(423)	(7)	(8)
Amortization of unrecognized
prior service cost	18	29	66	77	5	5
Amortization of unrecognized
net transition obligation	-	-	-	-	12	12
Amortization of accumulated loss	1,451	284	(167)	-	1	3
Net periodic cost	$2,388	$17	$123	$400	$87	$88

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Employee Benefit Plans (Nine Months Ended August 30, 2009 and August 31, 2008)
					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2009	2008	2009	2008	2009	2008
Service cost	$2,070	$2,232	$201	$330	$60	$72
Interest cost	9,267	8,664	1,683	1,908	168	156
Expected return on plan assets	(8,580)	(11,784)	(1,212)	(1,269)	(21)	(24)
Amortization of unrecognized
prior service cost	54	87	198	231	15	15
Amortization of unrecognized
net transition obligation	-	-	-	-	36	36
Amortization of accumulated loss	4,353	852	(501)	-	3	9
Net periodic cost	$7,164	$51	$369	$1,200	$261	$264

The Company contributed $2,550,000 to the non-U.S. pension plans and $8,500,000 to the U.S. pension plan in the first nine months of 2009.  The Company expects to contribute an additional $50,000 to its non-US pension plans during the remainder of 2009.

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes increased to $3,778,000 in the third quarter of 2009, from $3,079,000 in the same period of 2008.  Income taxes decreased to $8,397,000 in the first nine months of 2009 from $12,008,000 in the comparable period in 2008.  The effective tax rate decreased to 26.4% in the first nine months of 2009, from 30.5% in the first nine months of 2008.  The effective rate was reduced by tax benefits recorded in the second quarter of 2009, including $1,199,000 associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $277,000 related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  This $1,199,000 represented a correction of an amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first nine months of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first nine months of 2009 is not necessarily indicative of the tax rate for the full fiscal year.

At August 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $8,620,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $4,688,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $7,416,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $1,375,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,449,000 were recorded as a liability in the Company’s consolidated balance sheet at August 30, 2009, compared to $1,098,000 as of November 30, 2008.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Assets and liabilities measured at fair value on a recurring basis included the following as of August 30, 2009:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$10	$-	$10
Total assets	$-	$10	$-	$10

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis included the following as of August 31, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative Liabilities	$-	$364	$-	$364
Total Liabilities	$-	$364	$-	$364

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

In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of August 30, 2009, the Company held one foreign currency forward contract in the amount of $4,000,000 U.S. dollars, hedging Singapore dollars and two contracts aggregating $850,000 U.S. dollars, hedging Euros, and no other contracts.  Such contracts had a positive fair value of $9,970 as of August 30, 2009 based on quotations from financial institutions.  As of August 31, 2008, the Company held 20 foreign currency forward contracts aggregating $10,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $1,098,000 U.S. dollars, hedging Euros, and such instruments had a negative fair value of $364,000 based on quotations from the financial institutions as of August 31, 2008.  Derivatives are reported as receivables and or liabilities on the balance sheet and recognized as other income, net, on the income statement.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August  30, 2009, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $282.0 million, a decrease of $15.4 million from working capital of $297.4 million as of November 30, 2008.  The decrease resulted primarily from a decrease in receivables and inventories, partially offset by an increase in cash and cash equivalents and decreases in trade payables and income taxes payable.  The reductions in receivables and inventories were primarily due to a slowdown in business activity compared to the prior year.  Cash and cash equivalents totaled $170.2 million as of August 30, 2009, compared to $143.6 million as of November 30, 2008.

In the nine months ended August 30, 2009, net cash of $87.0 million was generated from operating activities, compared to $59.5 million generated in the similar period in 2008.  The higher operating cash flow in 2009 was primarily due to a decline in operating assets, partially offset by lower liabilities and earnings.  In the nine months ended August 30, 2009, the Company's cash provided by operating activities included net income of $19.2 million, plus non-cash adjustments (depreciation, amortization, loss from joint venture and stock compensation expense) of $23.1 million, plus changes in operating assets and liabilities of $44.7 million.  In the nine months ended August 31, 2008, cash from operating activities included net income of $41.1 million, plus similar non-cash adjustments (depreciation, amortization, equity income from joint ventures in excess of dividends and stock compensation expense) of $15.4 million, plus changes in operating assets and liabilities of $3.0 million.  The non-cash adjustments in 2009 were higher due primarily to the Company’s equity in losses of TAMCO.  The positive net change in cash from operating assets and liabilities in 2009 was primarily due to decreases in receivables and inventories.

Net cash used in investing activities totaled $57.2 million in the nine months ended August 30, 2009, compared to $43.2 million used in the nine months ended August 31, 2008.  Net cash used in investing activities during the first nine months of 2009 consisted of capital expenditures of $35.2 million, compared to $44.5 million in the same period of 2008.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded a wind tower manufacturing facility in 2008 and fiberglass pipe plants in Texas and Brazil in 2009 and 2008.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2009, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.  During the first quarter of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned steel mini-mill in California.  In addition, the Company provided $12.5 million during the third quarter of 2009 in loans to TAMCO as part of a $40.0 million senior secured credit facility provided by its shareholders to TAMCO.

Net cash used in financing activities totaled $9.0 million during the nine months ended August 30, 2009, compared to $12.5 million used in the nine months ended August 31, 2008.  Net cash used in 2009 consisted of payment of Common Stock dividends of $8.3 million and treasury stock purchases of $1.0 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.   Net cash used in 2008 consisted of net repayment of debt of $4.1 million, payment of Common Stock dividends of $7.8 million and similar treasury stock purchases of $2.8 million.   In 2008, the Company received $.8 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In August 2009, the Company extended a $100,000,000 revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates or utilize for letters of credit (LIBOR plus a spread ranging from 2.75% to 3.75%, determined based on the Company’s financial condition and performance), at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At August 30, 2009, $82.1 million was available to be borrowed under the Revolver.

The Revolver contains various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $141.4 million as of August 30, 2009.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.5 times.  At August 30, 2009, the Company maintained a consolidated leverage ratio of .70 times EBITDA.  The Revolver requires that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At August 30, 2009, qualifying tangible assets equaled 3.39 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At August 30, 2009, the Company maintained such a fixed charge coverage ratio of 2.26 times.  Under the most restrictive provisions of the Company's lending agreements, $25.2 million of retained earnings were not restricted at August 30, 2009, as to the declaration of cash dividends or the repurchase of Company stock.  At August 30, 2009, the Company was in compliance with all covenants.

Cash and cash equivalents at August 30, 2009 totaled $170.2 million, an increase of $26.6 million from November 30, 2008.  At August 30, 2009, the Company had total debt outstanding of $54.5 million, compared to $52.8 million at November 30, 2008, and approximately $108.3 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2009 were $54.5 million and $53.6 million, respectively.

Cash balances are held throughout the world, including $102.5 million held outside of the U.S. at August 30, 2009.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.

The Company contributed $2.6 million to the non-U.S. pension plans and $8.5 million to the U.S. pension plan in the first nine months of 2009.  The Company expects to contribute an additional $.1 million to its non-US pension plans during the remainder of 2009.

TAMCO's shareholders made a $20.0 million capital contribution to TAMCO in February 2009.  The Company's share of the capital contribution from TAMCO's shareholders totaled $10.0 million.  In July 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40.0 million for operating needs and to replace an existing bank line.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of August 30, 2009, TAMCO borrowed $25.0 million under the facility, of which $12.5 million was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at August 30, 2009 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$54,543	$17,088	$14,176	$7,579	$15,700

Interest payments on debt (a)	3,886	941	1,755	552	638

Operating leases	37,781	4,486	6,802	3,106	23,387

Pension funding	50	50	-	-	-

Uncertain tax positions	1,186	1,186	-	-	-

Total contractual obligations (b)	$97,446	$23,751	$22,733	$11,237	$39,725

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,865	$1,865	$-	$-	$-

Total commercial commitments (b)	$1,865	$1,865	$-	$-	$-

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

RESULTS OF OPERATIONS: 2009 COMPARED WITH 2008

General

Net income totaled $5.9 million, or $.65 per diluted share, on sales of $131.4 million in the quarter ended August 30, 2009, compared to $15.0 million, or $1.63 per diluted share, on sales of $170.1 million in the same period in 2008.  The Fiberglass-Composite Pipe Group had lower sales and profits due primarily to continued soft market conditions and foreign exchange.  The Water Transmission Group had lower sales but improved profitability due principally to better project cost control and plant efficiencies.   The Infrastructure Products Group had lower sales and income due to the decline in both the Pole Products Division and the Hawaii Division associated with continued weak construction spending throughout the U.S.  Quarterly net income was also lower in 2009 due to the significant decline in earnings from TAMCO, the Company’s 50%-owned steel mini-mill in California.

Net income totaled $19.2 million, or $2.09 per diluted share, on sales of $410.3 million in the nine months ended August 30, 2009, compared to $41.1 million, or $4.48 per diluted share, on sales of $479.7 million in the same period in 2008.  The Fiberglass-Composite Pipe and Infrastructure Products Groups had lower sales and income due to generally softer market conditions.  The Water Transmission Group reported modestly lower sales but improved profitability due principally to higher wind tower sales and improved plant efficiencies and cost control.  Nine-month net income was significantly lower in 2009 due to TAMCO’s loss.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Sales

Total consolidated sales decreased $38.7 million, or 22.8%, in the third quarter of 2009, compared to the similar period in 2008.  Total consolidated sales in the nine months ending August 30, 2009 decreased $69.4 million, or 14.5%, compared to the similar period in the prior year.  In general, total consolidated sales were down due to weak economic conditions affecting all of the Company’s businesses.

Fiberglass-Composite Pipe's sales decreased $13.1 million, or 18.7%, in the third quarter and $36.1 million, or 17.6%, in the first nine months of 2009, compared to the similar periods in 2008.  Foreign currencies accounted for $2.6 million and $9.6 million of the sales decline in the third quarter and first nine months of 2009, respectively.  Sales in the U.S. decreased $4.0 million and $8.2 million, respectively, in the third quarter and first nine months of 2009, largely due to weaker oilfield piping demand and weak industrial markets. Sales from Asian operations decreased $6.4 million and $14.3 million, respectively, in the third quarter and first nine months of 2009, driven by weaker conditions in the Middle Eastern industrial markets and the impact of foreign exchange.  Sales from European operations decreased $1.0 million and $5.3 million, respectively, in the third quarter and first nine months of 2009.  The declines were related to softer market conditions in Europe, North Africa and Russia and foreign exchange.   Sales from Brazilian operations decreased $1.7 million and $8.3 million, respectively, in the third quarter and first nine months of 2009, due to the impact of foreign exchange, project delays in municipal water markets, and a halt in activity in the pulp and paper market.  The Group’s customers in the industrial, marine, offshore and onshore oilfield markets are being impacted by the volatility of oil prices, lack of financing and lower demand.  The Fiberglass-Composite Pipe Group is expected to continue to be impacted by the overall  economic climate, reduced oil prices and energy demand and tight credit markets.

The Water Transmission Group's sales decreased $ 13.7 million, or 25.6%, in the third quarter and $4.9 million, or 3.5%, in the first nine months of 2009, compared to similar periods in 2008.  The decrease in sales in the third quarter of 2009 was due to weaker demand for water pipe in the western United States and lower wind tower sales.  The sales decrease for the first nine months was the result of weak demand for water pipe partially offset by increased production of wind towers.  While year-to-date wind tower sales were higher than in the prior year, sales of wind towers remain challenged by the lack of project financing available to wind farm developers.  Until financing and incentives are provided to the wind energy industry, wind tower activity will remain depressed.  Near term, the water pipe business will also continue to experience soft market demand as order backlogs are well below historical levels; and the timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.

Infrastructure Products' sales decreased $12.1 million, or 25.8%, in the third quarter and $29.3 million, or 21.4%, in the first nine months of 2009, compared to the similar periods in 2008.  The Company’s Hawaii Division had lower sales as residential and commercial construction markets in Hawaii continued to weaken.  The Hawaii Division experienced lower demand for aggregates and ready-mix on both Oahu and Maui as construction spending continued to soften due to the recessionary economy.  Military and governmental spending provided a stable base business.  The Pole Products Division continued to be impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles and steel traffic poles.  The Infrastructure Products Group is expected to continue to be impacted by the slowdown in construction spending in Hawaii and the low residential construction spending throughout the U.S.  Housing starts and permits in the U.S. remain at historically low levels, and recovery of the residential market is not expected in the short term.  An improvement for the Infrastructure Products Group is not anticipated in the near term.

Gross Profit

Gross profit in the third quarter of 2009 was $35.6 million, or 27.1% of sales, compared to $37.5 million, or 22.0% of sales, in the third quarter of 2008. Year-to-date gross profit in 2009 was $107.1 million, or 26.1% of sales, compared to $110.7 million, or 23.1% of sales, in the similar period of 2008.  Gross profit decreased $1.8 million and $3.6 million, respectively, in the third quarter and the first nine months of 2009, compared to the similar periods in 2008, due to lower sales.   The gross margin increases were related to better cost control and improved plant efficiencies in the Water Transmission Group, the mix of products and lower raw material costs.

Fiberglass-Composite Pipe Group's gross profit decreased $5.1 million and $10.6 million, respectively, in the third quarter and in the first nine months of 2009, compared to the similar periods in 2008, due to lower sales.  Gross profit margins were 41.5% in the third quarter and 40.2% in the first nine months of 2009, compared to 41.0% in the third quarter and 38.3% in the first nine months of 2008.  Margins were higher in 2009 due to favorable product mix, plant efficiencies and lower raw material costs.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Water Transmission Group's gross profit increased $7.0 million in the third quarter and $16.7 million in the first nine months of 2009, compared to the similar periods in 2008.  Gross profit margins were 14.1% in the third quarter and 13.2% in the first nine months of 2009, compared to a negative 2.6% in the third quarter and .7% in the first nine months of 2008.  Gross profit and margins were favorably enhanced by improved plant efficiencies with the completion of the wind tower facility, cost controls and completion of low-margin pipe projects in 2008.

Gross profit of the Infrastructure Products Group decreased $4.2 million in the third quarter and $10.2 million in the first nine months of 2009, compared to the similar periods in 2008.  Gross profit margins were 17.1% in the third quarter and 18.7% in the first nine months of 2009, compared to 21.6% in the third quarter and 22.2% in the first nine months 2008.  Margins were lower in 2009 due to pricing pressures related to challenging market conditions.  Lower sales negatively impacted gross profit by $2.6 million and $6.5 million, respectively, in the third quarter and the first nine months of 2009; while lower margins primarily related to unfavorable plant utilization decreased gross profit by $1.6 million and $3.7 million, respectively, in the third quarter and the first nine months of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.6 million, or 19.5% of sales, in the third quarter of 2009, compared to $25.8 million, or 15.2% of sales, in the third quarter of 2008.  In the nine months ended August 30, 2009, SG&A expenses totaled $77.9 million, or 19.0% of sales, compared to $77.5 million, 16.1% of sales, in the same period in 2008.  The $.4 million increase in the first nine months of 2009 was due in part to higher pension expense of $6.0 million and higher legal expenses of $4.2 million, due primarily to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) inquiry, offset by lower management incentive compensation of $1.8 million, favorable foreign exchange impact of $2.3 million, lower stock compensation expense of $1.6 million and lower other expenses of $4.1 million.

Other Income, Net

Other income totaled $.4 million in the third quarter of 2009, a decrease of $1.8 million compared to other income in the third quarter of 2008.  Other income was $3.3 million in the nine months ended August 30, 2009, a decrease of $2.5 million compared to other income in the similar period of 2008.   The decrease in other income in the first nine months was due to higher dividend income from affiliates of $.5 million and insurance reimbursements of $.8 million in 2008, and lower other income of $1.2 million in 2009.  Other income also included royalties and fees from licensees, foreign currency transaction adjustments and other miscellaneous income.

Interest

Interest income was $.2 million in the third quarter of 2009, compared to $.8 million in the third quarter of 2008.  Interest income was $.9 million in the nine months ended August 30, 2009, a decrease of $2.1 million compared to the similar period in 2008.  The decrease was due primarily to lower interest rates on short-term investments.  Interest expense was $.6 million in the third quarter of 2009, compared to $.8 million in the third quarter of 2008.  In the nine months ended August 30, 2009, interest expense totaled $1.6 million, compared to $2.6 million in the same period in 2008.  The decrease in interest expense was due to lower debt levels.

Provision for Income Taxes

Income taxes increased to $3.8 million in the third quarter of 2009, from $3.1 million in the same period of 2008.  Income taxes decreased to $8.4 million in the first nine months of 2009, from $12.0 million in the comparable period in 2008. The effective tax rate decreased to 26.4% in the first nine months of 2009, from 30.5% in the first nine months of 2008.  The effective rate was reduced by tax benefits recorded in the second quarter of 2009, including $1.2 million associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $.3 million related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  This $1.2 million represented a correction of an amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first nine months of 2009 and 2008 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first nine months of 2009 is not necessarily indicative of the tax rate for the full year.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $.3 million in the third quarter of 2009, compared to income of $4.2 million in the similar period of 2008.  For the first nine months of 2009, the Company’s equity in TAMCO’s loss totaled $4.2 million, compared to equity in earnings of $13.7 million in 2008.  Equity income is shown net of income taxes.  Losses and earnings from TAMCO were taxed at an effective rate of 9.6%, for the periods in 2009 and 2008, reflecting the dividend exclusion provided to the Company under current tax laws.  The reduction in TAMCO’s earnings was due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada.  TAMCO halted production in the first quarter of 2009 and had limited production during the second and third quarters of 2009.  Given the low level of demand, TAMCO will continue to operate its plant intermittently as incoming orders and inventory levels warrant.  Demand for steel rebar in TAMCO’s key markets in the western U.S. is not expected to recover in the short term.  Should the stimulus package start becoming a reality, TAMCO would be expected to benefit.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 30, 2009 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [“Exchange Act”]) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s Management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A, Risk Factors, in the Company’s 2008 Annual Report on Form 10-K and including any revisions referenced in Part II, Item 1A, herein.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $60 million, a figure which the Company contests.  Although this matter is still in discovery, trial is currently scheduled to commence on October 26, 2009.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of August 30, 2009, the Company was a defendant in 23 asbestos-related cases, compared to 26 cases as of May 31, 2009.  During the quarter ended August 30, 2009, there were three new asbestos-related cases, six cases dismissed, no cases settled, no judgments and aggregate net costs and expenses of $.2 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the nine months ended August 30, 2009, the Company incurred $3.6 million for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report as revised in the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	the Plans or Programs**
6/1/09 thru 6/28/09	-	$-	-	25,480
6/29/09 thru 8/2/09	-	-	-	25,480
8/3/09 thru 8/30/09	-	-	-	25,480

**Shares may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.  The number of shares does not include shares which may be repurchased to pay social security taxes applicable to the vesting of such restricted stock.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the third quarter of 2009.

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2008 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 – EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Restated Certificate of Incorporation, effective May 4, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2009)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated September 26, 2008)
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

10.1	Seventh Amendment to Credit Agreement dated August 28, 2009*
10.2
Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2003)**

10.3
First Amendment to Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 21, 2007)**

10.4	Performance Stock Unit Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 21, 2007)**
10.5	Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10(2) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.6	Amendment to Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.7	Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.8	Amendment to Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.9	Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000)**
10.10	Amendment to Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.11	Change of Control Agreement between Stephen E. Johnson and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.12	2001 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2001)**
10.13	2004 Stock Incentive Plan (incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 24, 2004)**
10.14	Key Executive Long-Term Cash Incentive Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 26, 2008)**
10.15	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2006)**
10.16	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 23, 2006)**
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*           Filed herewith
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

Date: September 25, 2009