Form 10-K
period 2009-11-30
AMERON INTERNATIONAL CORP
filed 2010-01-29
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2009

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

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $504 million on May 29, 2009, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On January 22, 2010 there were 9,203,836 shares of Common Stock, $2.50 par value, outstanding.  No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON INTERNATIONAL CORPORATION'S PROXY STATEMENT FOR THE 2010 ANNUAL MEETING OF STOCKHOLDERS (PART III)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron", the "Company", the "Registrant" or the "Corporation" unless the context clearly indicates otherwise.  The business of the Company is divided into business segments, as described in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly-engineered products for sale to the industrial, chemical, energy and construction markets.  All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2009.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about February 22, 2010 in connection with the 2010 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company's antecedents date back to 1907, the Company evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Company on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960's the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  At the beginning of 1970, the Company's name was changed to Ameron, Inc.  In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting and steel poles for traffic signals.  In 1996, the Company's name was changed to Ameron International Corporation.  In 2006, the Company sold its Performance Coatings & Finishes business (“Coatings Business”).  Also in 2006, the Company began manufacturing large, steel towers that are used with wind turbines for generating electricity.

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

Financial information on segments and joint ventures may be found in Notes (1), (6) and (18) of the Notes to Consolidated Financial Statements, under Item 8, herein.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

b) The Water Transmission Group supplies products and services used in the construction of water pipelines.  Five pipe manufacturing plants are located in Arizona and California.  Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia, and Tubos Y Activos, a wholly-owned subsidiary, with a plant in Mexico. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection.  Products are marketed directly using the Company's own personnel, typically through competitive bidding.  Customers include local, state and federal agencies, developers and general contractors. Normally, no one customer or group of customers for the Company’s water pipe products will account for sales equal to or greater than 10 percent of the Company's consolidated revenue.  However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions.  Besides competing with several other welded-steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products; but ordinarily these other materials do not offer the full diameter range produced by the Company.  Principal methods of competition are price, delivery schedule and service.  The Company's technology is used in the Middle East through affiliated companies.  This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals.  Competition is based upon quality, price and service.  Manufacture of this product is carried out in the Company's plant in California.  Additionally, the Company manufactures large-diameter towers for the U.S. wind-energy market at one of its California plants.  Wind towers are sold to wind turbine manufacturers based on price, quality and availability.  In 2009, Siemens Power Generation, Inc. purchased $66.4 million of wind towers from the Company, which was approximately 12% of the Company’s total consolidated sales and all of the Company’s wind tower sales.  Siemens Power Generation, Inc. is expected to continue to be the Company’s principal customer for wind towers in 2010.

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

e) Except as individually outlined in the above descriptions of industry segments, the following comments or situations currently apply to all segments and applied during the three years ended November 30, 2009:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries.  No unusual amounts of inventory are required to meet seasonal delivery requirements.  In 2009, all of the Company's industry segments turned inventory between four and six times annually.  At November 30, 2009, average days' sales in accounts receivable ranged between 32 and 142 for all segments.  Excluding the $33.7 million of unbilled receivables from the Water Transmission Group, the November 30, 2009 average days’ sales ranged between 32 and 89 for all segments.  Due to the percentage-of-completion method of accounting used by the Water Transmission Group, which is outlined in Item 7, herein, receivables, including unbilled receivables, of the Water Transmission Group may be outstanding longer than if the percentage-of-completion method was not used.

(v) The backlog of orders at November 30, 2009 and 2008 by industry segment is shown below.  Approximately 99% of the November 30, 2009 backlog is expected to be converted to sales during 2010.  The Water Transmission Group’s backlog included $28.9 million of orders for large-diameter wind towers at November 30, 2009, compared to $90.7 million at the end of 2008.  The decrease in the wind tower backlog reflects the challenging market conditions being experienced in the wind industry due to lack of project financing.  The Fiberglass-Composite Pipe Group’s backlog decreased $20.9 million primarily due to reduced demand for onshore oilfield piping.  The backlog decreased at Infrastructure Products Group due to a continuing decline in commercial and residential construction markets.

SEGMENT	2009	2008
	(in thousands)
Water Transmission Group	$88,296	$153,037
Fiberglass-Composite Pipe Group	64,405	85,290
Infrastructure Products Group	23,046	26,904

Total	$175,747	$265,231

(vi) Except for the sale of the Coatings Business, the introduction of the wind tower product line and the expansion of the Fiberglass-Composite Pipe Group in Brazil, there were no significant changes in the industries and localities in which the Company operated in recent years.  TAMCO’s competitors announced plans to add additional capacity to manufacture rebar for sale into TAMCO’s markets.  The Company is not aware of any other changes in the competitive situation which would be material to an understanding of the Company’s businesses.

(vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements.  Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of its associated costs.  Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances.  The Company does not typically extend long-term credit to purchasers of its products.  For 2009, excluding the effect of unbilled receivables related to the percentage-of-completion method of accounting, trade receivables turned approximately an average of five times.

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

(2) a) Costs during each of the last three years for research and development were $8.0 million in 2009, $6.7 million in 2008, and $5.7 million in 2007.  Such costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred.

b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business, except as described above.

c) For many years the Company consistently installed or improved devices to control or eliminate the discharge of pollutants into the environment.  Accordingly, in 2009, compliance with federal, state, and locally-enacted provisions relating to protection of the environment did not have, and is not expected to have, a material effect upon the Company's capital expenditures, earnings, or competitive position.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,400 persons.  Of those, approximately 900 were covered by labor union contracts.  Three separate bargaining agreements are subject to renegotiation in 2010.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

Aggregate export sales from U.S. operations during each of the last three years were:
In thousands
2009	$36,246
2008	24,844
2007	34,044

Financial information about foreign and domestic operations may be found in Notes (1), (6), and (18) of the Notes to Consolidated Financial Statements, under Item 8, herein.

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

a) The primary markets for the Company's products are cyclical and dependent on factors that may not necessarily correspond to general economic cycles.  The Company's Water Transmission Group sells piping products for public works projects, which are typically dependent on taxes and fees for funding.  The Fiberglass-Composite Pipe Group's performance is closely linked to the level of oil and energy prices and the corresponding impact on oil production, processing and transport.  The Infrastructure Products Group is dependent on the level of construction, especially the level of construction in Hawaii and construction of new homes for the sale of concrete poles in the U.S. nationwide.  Therefore, the Company's activities can be materially impacted by changes in interest rates, construction cycles, changes in oil prices and constraints on governmental budgets and spending.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

d) Claims associated with the Company's product performance can be relatively large.  The Company sells products that may be essential to the use of large, multi-million-dollar, infrastructure projects, such as water and sewer systems, offshore platforms, marine vessels, petrochemical plants, roads, and large construction projects.  Additionally, the Company sells products used in critical applications, such as to protect against corrosion or to convey hazardous materials.  Use of the Company's products in such applications could expose the Company to large potential product liability risks which are inherent in the design, manufacture and sale of such products.  Successful claims against the Company could materially and adversely affect its reputation, financial condition and results of operations.

e) TAMCO's profitability could be significantly reduced due to market conditions in the steel industry, by a sharp increase in costs and/or a significant increase in supply of rebar into TAMCO's markets in the western U.S.  TAMCO, the Company's 50%-owned joint venture that manufactures steel rebar in California, has historically contributed to the Company's earnings and paid significant dividends to the Company.  TAMCO uses large quantities of natural gas, electricity, and scrap metal.  A major spike in energy or scrap costs without a corresponding increase in TAMCO's selling price of its rebar, or continued reduction in steel rebar demand or market selling prices, could result in a dramatic decline in profitability.  TAMCO's ability to raise prices could be limited due to competitive pressures, including imports of foreign-sourced rebar.

f) A significant part of the Company's assets and profits are located or generated outside the U.S., with an associated foreign exchange and country risk.  The Company and its subsidiaries operate in several countries outside the U.S.  A significant change in the value of foreign currencies, political stability, trade restrictions, the impact of foreign government regulations, or economic cycles in foreign countries could materially impact the Company.

g) The returns from the Company's investment in wind tower manufacturing are dependent on a limited number of customers and future demand which could be impacted by changes in project financing, government policy, energy prices or tax incentives.  The Company completed a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity in 2009.  In 2010, one customer is expected to purchase most of the wind towers produced by the Company.  The current demand for wind-generated power is driven by regulation, energy prices and tax incentives.  The demand for wind towers could subside if the tax incentives are not renewed, if project financing availability does not improve and/or if prices for competing fuels fall so that wind energy is less competitive.  Additionally, the Company’s entry into this new market may not meet forecasted expectations due to entry costs and competitive pressures.

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

i) Limits on the Company's ability to significantly influence or control partially-owned joint ventures could restrict the future operation of such ventures and the amount of cash available to the Company from such joint ventures.  Without significant influence or control, the Company cannot solely dictate the dividend or operating policies of joint ventures without the cooperation of the respective joint-venture partners.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

l) Tax law changes relative to foreign-based income could significantly impact the Company’s profitability.  The Company maintains substantial accumulated earnings outside the U.S.  A change in tax laws that requires U.S. income tax on unrepatriated foreign earnings could result in a significant reduction in the Company’s net income and cash flow.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

(a) The location and general character of principal plants and other materially important physical properties used in the Company's operations are tabulated below. Property is owned in fee simple except where otherwise indicated by footnote.  In addition to the property shown, the Company owns vacant land adjacent to or in the proximity of some of its operating locations and holds this property available for use when it may be needed to accommodate expanded or new operations.  The Company also has a property formerly used in the Coatings Business that is being held for sale.  Listed properties do not include any temporary project sites which are generally leased for the duration of the respective projects or leased or owned warehouses that could be easily replaced.  With the exception of the Kailua, Oahu property, shown under the Infrastructure Products Group industry segment, there are no material leases with respect to which expiration or inability to renew would have a material adverse effect on the Company's operations.  The lease term on the Kailua property extends to 2052.  Kailua is the principal source of quarried rock and aggregates for the Company's operations on Oahu, Hawaii, and rock reserves are believed to be adequate for its requirements during the term of the lease.

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

* Leased
** Held for Sale

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $60 million, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on April 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8 million, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on October 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2009, the Company was a defendant in 20 asbestos-related cases, compared to 23 cases as of August 30, 2009.  During the quarter ended November 30, 2009, there were four new asbestos-related cases, seven cases dismissed, no cases settled, no judgments and aggregate net costs and expenses of $.1 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the year ended November 30, 2009, the Company incurred $3.8 million for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2009 and who are not directors of the Company.  All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
James L. Balas	39	Vice President, Controller	2009

Ralph S. Friedrich	62	Senior Vice President-Technology	2003

Stephen E. Johnson	55	Senior Vice President, Secretary & General Counsel	2008

James R. McLaughlin	62	Senior Vice President, Corporate Development & Treasurer	1997

Mark J. Nowak	55	Vice President; Group President, Fiberglass-Composite Pipe Group	2008

Terrence P. O'Shea	63	Vice President-Human Resources	2003

Christine Stanley	51	Vice President-Operations Compliance	2008

Gary Wagner	58	Senior Vice President, Finance and Administration & Chief Financial Officer	1990

All of the executive officers named above have held high-level managerial or executive positions with the Company for more than the past five years, except James L. Balas, Stephen E. Johnson and Christine Stanley.  James L. Balas joined the Company and was appointed Vice President, Controller on April 6, 2009.  Prior to joining the Company, he was Chief Financial Officer of Solar Integrated Technologies from 2008 to 2009 and Vice President of Finance from 2006 to 2008.  Previously he was Director of Finance and Corporate Development of Keystone Automotive Industries from 2003 to 2006.  Stephen E. Johnson joined the Company and was appointed Senior Vice President Secretary & General Counsel on May 28, 2008.  Prior to joining the Company, he was Deputy General Counsel and Assistant Secretary of Computer Sciences Corporation from 1997 to 2008, and Assistant General Counsel and Assistant Secretary from 1995 to 1996. Mark J. Nowak was appointed Vice President; Group President, Fiberglass-Composite Pipe Group on March 26, 2008.  He served as the Group President, Fiberglass-Composite Pipe Group since March 2004 and President, Fiberglass-Composite Pipe Division-USA since April 2003.  Christine Stanley was appointed Vice President-Operations Compliance on September 24, 2008, after serving as Group Executive since 2006.  Prior to 2006, she served as Vice President of Technology of the worldwide Performance Coatings & Finishes Group and held numerous senior technology and manufacturing management positions.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange (“NYSE”), the only exchange on which it is presently listed.  On January 15, 2010, there were 895 stockholders of record of such stock, based on the information provided by the Company’s transfer agent, Computershare.  Information regarding incentive stock compensation plans may be found in Note (13) of the Notes to Consolidated Financial Statements, under Item 8, herein.

Dividends have been paid each quarter during the prior two years. Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during such period are set out in Supplementary Data - Quarterly Financial Data (Unaudited) following the Notes to Consolidated Financial Statements, under Item 8, herein.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and Note (11) of the Notes to Consolidated Financial Statements, under Item 8, herein.

STOCK PRICE PERFORMANCE GRAPH

The following line graph compares the yearly changes in the cumulative total return of the Company’s Common Stock against the cumulative total return of the NYSE (New York Stock Exchange) Market Value Index and the Peer Group Composite Index described below for the period of the Company’s five fiscal years commencing December 1, 2004 and ended November 30, 2009.  The comparison assumes $100 invested in stock on December 1, 2004.  Total return assumes reinvestment of dividends.  The Company’s stock price performance over the years indicated below does not necessarily track the operating performance of the Company nor is it necessarily indicative of future stock price performance.

The Peer Group Composite Index is comprised of the following companies:  Ameron, Dresser-Rand Group, Inc., Gibraltar Industries, Inc., Lufkin Industries Inc., Martin Marietta Material, Inc., National Oilwell Varco, Inc., Northwest Pipe Co., Schnitzer Steel Industries, Inc., Texas Industries Inc., Trinity Industries, Inc., Valmont Industries, Inc. and Vulcan Materials Co.

	12/1/04	11/30/05	11/30/06	11/30/07	11/30/08	11/30/09
Ameron	$100.00	$120.99	$205.09	$291.48	$150.82	$162.76
NYSE Market Value Index	100.00	111.31	129.46	142.47	87.63	110.94
Peer Group Composite Index	100.00	132.75	170.88	219.53	125.90	148.01

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	Plans or Programs**
8/31/09 thru 9/27/09	-	N/A	-	-
9/28/09 thru 11/1/09	-	N/A	-	-
11/2/09 thru 11/30/09	-	N/A	-	-

** Does not include shares that may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005

PER COMMON SHARE DATA
Basic earnings per share:
Income from continuing operations	$3.54	$6.42	$6.77	$5.73	$3.51
Income from discontinued operations, net of taxes	.09	-	.68	.25	.37
Net income	3.63	6.42	7.45	5.98	3.88
Diluted earnings per share:
Income from continuing operations	3.54	6.39	6.73	5.64	3.44
Income from discontinued operations, net of taxes	.09	-	.67	.24	.36
Net income	3.63	6.39	7.40	5.88	3.80

Weighted-average shares (basic)	9,166,558	9,124,557	9,029,487	8,731,839	8,410,563
Weighted-average shares (diluted)	9,184,771	9,169,056	9,090,846	8,871,695	8,579,194
Dividends	1.20	1.15	.90	.80	.80
Stock price - high	89.00	130.51	109.60	80.01	46.61
Stock price - low	41.86	33.30	64.35	44.66	31.76
Price/earnings ratio (range)	25-12	20-5	15-9	14-8	12-8
OPERATING RESULTS
Sales	$546,944	$667,543	$631,010	$549,180	$494,767
Gross profit	145,452	153,621	146,029	132,389	125,210
Interest income/(expense), net	588	1,533	1,927	(1,682)	(5,520)
Provision for income taxes	(15,517)	(16,955)	(10,359)	(10,905)	(11,040)
Equity in earnings of joint venture, net of taxes	(5,512)	10,337	15,383	13,550	9,005
Income from continuing operations	32,483	58,592	61,140	50,060	29,509
Income from discontinued operations, net of taxes	817	-	6,099	2,140	3,101
Net income	33,300	58,592	67,239	52,200	32,610
Net income/sales	6.1%	8.8%	10.7%	9.5%	6.6%
Return on equity	6.9%	12.7%	16.6%	15.8%	11.3%
FINANCIAL CONDITION AT YEAR-END (1)
Working capital	$287,467	$297,445	$314,339	$280,467	$216,126
Property, plant and equipment, net	238,508	206,162	173,731	134,470	154,665
Investments
Equity method venture	30,626	14,428	14,677	14,501	13,777
Cost method ventures	3,784	3,784	3,784	3,784	5,922
Total assets	762,549	726,322	705,812	616,351	578,036
Long-term debt, less current portion	30,933	35,989	57,593	72,525	77,109
CASH FLOW (1)
Expenditures for property, plant and equipment	$46,874	$60,697	$47,697	$35,519	$25,371
Depreciation and amortization	22,108	20,409	17,034	17,440	18,924

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Item 8, herein.  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

The Company expenses environmental clean-up costs related to existing conditions resulting from past or current operations on a site-by-site basis.  Liabilities and costs associated with these matters, as well as other pending litigation and asserted claims arising in the ordinary course of business, require estimates of future costs and judgments based on the knowledge and experience of Management and its legal counsel.  When the Company's exposures can be reasonably estimated and are probable, liabilities and expenses are recorded.  The ultimate resolution of any such exposure to the Company may differ from expectations due to subsequent developments.

Inventories are stated at the lower of cost or market with cost determined principally on the first-in, first-out ("FIFO") method.  Certain steel inventories used by the Water Transmission Group are valued using the last-in, first-out ("LIFO") method.  Significant changes in steel levels or steel prices could materially impact the Company's financial statements.  Reserves are established for excess, obsolete and rework inventories based on estimates of salability and forecasted future demand.  Management records an allowance for doubtful accounts receivable based on historical experience and expected trends.  A significant reduction in demand or a significant worsening of customer credit quality could materially impact the Company’s consolidated financial statements.

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, including subsequent capital contributions and loans from the Company, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in joint ventures which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to Management's current assessment of the Company's influence over these joint ventures.

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

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company typically purchases varying levels of third-party insurance to cover losses subject to retention levels (deductibles or primary self-insurance) and aggregate limits.  Currently, the Company's retention levels are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

When accounting for pension and other postretirement benefits, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party fiduciaries.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's consolidated financial statements.

The discount rate is based on market interest rates.  At November 30, 2009, the Company decreased the annual discount rate from 7.29% to 5.70% as a result of the then-current market interest rates on long-term, fixed-income debt securities of highly-rated corporations.  In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments as well as the expected long-term allocation of assets.  At November 30, 2009, the Company maintained the long-term annual rate of return on assets assumption of 8.50% reflecting current expectations for future returns in the investment markets.  In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates.  At November 30, 2009, the Company decreased the assumed annual rate of compensation from 4.25% to 3.50%.  In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends.  At November 30, 2009, the Company retained the annual rate of increase in health care costs at 9%, decreasing ratably until reaching 5.00% in 2013 and beyond.

Different assumptions would impact the Company’s projected benefit obligations and annual net periodic benefit costs related to pensions and the accrued other benefit obligations and benefit costs related to postretirement benefits.  The following reflects the impact associated with a change in certain assumptions:
	1% Increase		1% Decrease
	Increase/	Increase/	Increase/	Increase/
	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	in Benefit	in Benefit	in Benefit	in Benefit
(In thousands)	Obligations	Costs	Obligations	Costs
Discount rate:
Pensions	$(27,906)	$(3,259)	$34,080	$3,567
Other postretirement benefits	(330)	(29)	384	9
Expected rate of return on assets	N/A	(1,955)	N/A	1,955
Rate of increase in compensation levels	3,031	685	(2,732)	(622)
Rate of increase in health care costs	151	19	(134)	(16)

Additional information regarding pensions and other postretirement benefits is disclosed in Note (16) of Notes to Consolidated Financial Statements, under Item 8.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities.  The Company’s estimate of the potential outcome of any uncertain tax issue is subject to Management’s assessment of relevant risks, facts, and circumstances existing at that time, with a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  A liability is recorded for the difference between the measured benefit recognized and the tax position taken or expected to be taken on the tax return.  To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources combines the impact of both continuing and discontinued operations unless otherwise noted.

As of November 30, 2009, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $287.5 million, a decrease of $9.9 million from working capital of $297.4 million as of November 30, 2008.  The decrease resulted from a decrease in receivables, inventories and deferred taxes, partially offset by an increase in cash and cash equivalents and decreases in all current liabilities.  The reductions in receivables and inventories were primarily due to a slowdown in business activity compared to the prior year.  Cash and cash equivalents totaled $181.1 million as of November 30, 2009, compared to $143.6 million as of November 30, 2008.

During 2009, net cash of $125.9 million was generated from operating activities compared to $88.4 million generated in 2008.  In 2009, cash from operating activities included net income of $33.3 million, plus non-cash adjustments (depreciation, amortization, deferred income taxes, loss from joint venture, gain from sale of assets and stock compensation expense) of $44.9 million, plus changes in operating assets and liabilities of $47.7 million.  In 2008, cash from operating activities included net income of $58.6 million, plus similar non-cash adjustments of $22.5 million, plus changes in operating assets and liabilities of $7.4 million.  Non-cash adjustments in 2009 were higher due primarily to the Company’s equity in losses of TAMCO.  The lower net operating assets in 2009 were primarily due to a decline in accounts receivable and inventory, which reflected the decreased business activity in 2009.  In 2007, the Company’s cash from operating activities included net income of $67.2 million, less loss on sale of assets and gain from sale of discontinued operations of $5.9 million, plus non-cash adjustments (depreciation, amortization, deferred taxes, dividends from joint ventures less than equity income, stock compensation expense and asset write down) of $28.3 million, offset by changes in operating assets and liabilities of $26.4 million.  The higher operating cash flow in 2008, compared to 2007, was primarily due to lower growth in operating assets, partially offset by lower liabilities and earnings.

Net cash used in investing activities totaled $69.9 million in 2009, compared to $59.1 million used in 2008.  In 2009, net cash used in investing activities consisted of capital expenditures of $46.9 million, which included the normal replacement and upgrades of machinery and expenditures for construction of new fiberglass pipe plants in Texas and Brazil, and $25.0 million of capital and loans to support TAMCO, the Company’s 50%-owned steel mini-mill in California.  Net cash used in investing activities in 2009 was offset by net proceeds of $2.0 million from the sale of assets.  In 2008, net cash used in investing activities included capital expenditures of $60.7 million, which included the normal replacement and upgrades of machinery, the expansion of a wind tower manufacturing facility and expenditures for construction of new fiberglass pipe plants in Brazil. Net cash used in investing activities in 2008 was offset by net proceeds of $1.6 million from the sale of assets.  In 2007, net cash used in investing activities included capital expenditures of $47.7 million, for normal replacement and upgrades of machinery and the expansion of a wind tower manufacturing facility.  Net cash used in investing activities in 2007 was offset by net proceeds of $16.6 million from the sale of assets, including the sale of certain properties used by the former Coatings Business.  Also in 2007, the Company acquired the business of Polyplaster, Ltda. (“Polyplaster”), a Brazilian fiberglass-pipe operation, for approximately $6.0 million.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2010, the Company anticipates spending between $40.0 and $50.0 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

During 2009, the Company contributed capital of $10.0 million to TAMCO, and provided $15.0 million in loans to TAMCO as part of a $40.0 million senior secured credit facility provided by TAMCO’s shareholders.  In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40.0 million for operating needs and to replace an existing bank line.  The shareholder credit facility bears interest at a rate of LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of November 30, 2009, TAMCO borrowed $30.0 million under the facility, of which $15.0 million was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

Net cash used in financing activities totaled $28.8 million during 2009, compared to $32.5 million in 2008.  Net cash used in 2009 consisted of net payment of debt of $16.5 million, payment of Common Stock dividends of $11.1 million, payments for debt issuance costs of $1.1 million and treasury stock purchases of $1.0 million, related to the payment of taxes associated with the vesting of restricted shares. Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.  Net cash used in 2008 consisted of net payments of debt of $21.1 million, payment of Common Stock dividends of $10.5 million and similar treasury stock purchases of $2.6 million. Also in 2008, the Company received $.4 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.  Net cash used in 2007 consisted of net payment of debt of $10.2 million, payment of Common Stock dividends of $8.2 million and similar treasury stock purchases of $1.6 million.  Also in 2007, the Company received $1.6 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $2.0 million.

In 2009, the Company extended a $100.0 million revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, determined based on the Company’s financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At November 30, 2009, $82.1 million was available under the Revolver.

The Revolver contains various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $149.7 million as of November 30, 2009.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At November 30, 2009, the Company maintained a consolidated leverage ratio of .53 times EBITDA.  The Revolver requires the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At November 30, 2009, qualifying tangible assets equaled 4.56 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At November 30, 2009, the Company maintained such a fixed charge coverage ratio of 2.08 times.  Under the most restrictive provisions of the Company's lending agreements, $20.1 million of retained earnings were not restricted at November 30, 2009, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2009, the Company was in compliance with all covenants.

Cash and cash equivalents at November 30, 2009 totaled $181.1 million, an increase of $37.6 million from November 30, 2008.  At November 30, 2009, the Company had total debt outstanding of $38.3 million, compared to $52.8 million at November 30, 2008, and approximately $110.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  Debt outstanding declined due to the scheduled amortization of term debt.  The Company's highest borrowing and the average borrowing levels during 2009 were $55.4 million and $52.6 million, respectively.

Cash balances are held throughout the world, including $111.7 million held outside of the U.S. at November 30, 2009.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

The Company contributed $8.5 million to the U.S. defined-benefit pension plan and $1.7 million to the non-U.S. defined-benefit pension plans in 2009.  The Company expects to contribute approximately $12.0 million to its U.S. defined-benefit pension plan and $2.4 million to the non-U.S. defined-benefit pension plans in 2010.  The increased contribution is due to increased plan liabilities associated with declining interest rates and returns on plan assets.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2010.  Cash available from operations could be affected by any general economic downturn or any decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

The Company's contractual obligations and commercial commitments at November 30, 2009 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$38,299	$7,366	$15,233	$-	$15,700

Interest payments on debt (a)	2,709	1,074	1,110	173	352

Operating leases	36,080	4,224	6,168	2,617	23,071

Pension funding	14,400	14,400	-	-	-

Uncertain tax positions	390	390	-	-	-

Total contractual obligations (b)	$91,878	$27,454	$22,511	$2,790	$39,123

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,865	$1,865	$-	$-	$-

Total commercial commitments	$1,865	$1,865	$-	$-	$-

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

RESULTS OF OPERATIONS: 2009 COMPARED WITH 2008

General

Net income totaled $33.3 million, or $3.63 per diluted share, on sales of $546.9 million in the year ended November 30, 2009, compared to $58.6 million, or $6.39 per diluted share, on sales of $667.5 million in 2008.  The Fiberglass-Composite Pipe Group had lower sales and profits due primarily to continued soft market conditions and foreign exchange.  Water Transmission Group’s sales declined due to weak demand, but profitability improved due principally to better project cost control and plant efficiencies.  The Infrastructure Products Group had lower sales and income due to the decline in both the Pole Products Division and the Hawaii Division associated with continued weak construction spending throughout the U.S.   Equity in earnings of TAMCO, Ameron’s 50%-owned steel mini-mill in California, decreased by $15.8 million in 2009, compared to 2008, due to the decline in the steel rebar market in California, Arizona and Nevada.

Sales

Sales decreased $120.6 million, or 18.1%, in 2009, compared to 2008.  Sales decreased due to generally weaker economic conditions affecting all of the Company’s businesses.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe's sales decreased $48.7 million, or 17.8%, in 2009, compared to 2008.  Sales from operations in the U.S. decreased $21.7 million in 2009 primarily due to weaker oilfield piping demand and weak industrial markets. Sales from Asian subsidiaries decreased $13.7 million in 2009, driven by weaker conditions in Middle Eastern industrial markets and the impact of foreign exchange.  Sales from European operations decreased $8.7 million in 2009 primarily due to softer market conditions in Europe, North Africa and Russia and weaker foreign currencies in 2009 than in 2008.  Sales from Brazilian operations decreased $4.6 million in 2009, due to the impact of foreign exchange, project delays in municipal water markets, and a halt in activity in the pulp and paper market.  Worldwide demand declined in key onshore oilfield, chemical and industrial market segments.  However, marine and offshore markets remained strong, sustained by new vessel construction at Asian shipyards.  Onshore oilfield demand remains weak due to the lack of financing and volatile energy prices.  Chemical and industrial markets continue to be impacted by the recessionary environment.  Marine and offshore markets remain relatively healthy.  While the total Group is operating at historically high levels, the Fiberglass-Composite Pipe Group will continue to be impacted by the economic environment in 2010.

Water Transmission Group's sales decreased $38.0 million, or 17.7%, in 2009, compared to 2008.  The sales decrease was primarily due to weaker demand for water pipe in the western United States and completion of large orders in Columbia during 2008.  Wind tower sales remained steady in 2009, compared to prior year.  Sales of wind towers remain challenged by the lack of project financing available to wind farm developers.  Until more financing becomes available to the wind energy industry, wind tower activity is expected to remain depressed.  Near term, the water pipe business is also expected to continue to experience soft market demand as order backlogs remain well below historical levels.  The timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.

Infrastructure Products' sales decreased $34.8 million, or 19.4%, in 2009, compared to 2008.  The Company’s Hawaii Division had lower sales as residential and commercial construction markets in Hawaii contracted.  Demand for aggregates and ready-mix concrete on both Oahu and Maui declined as construction spending continued to soften due to the recessionary economy.  Military and governmental spending held steady in Hawaii.  The Pole Products Division continued to be impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles and steel traffic poles.  The Infrastructure Products Group is expected to continue to be impacted by the slowdown in construction spending in Hawaii and the low residential construction spending throughout the U.S.  Housing starts and permits in the U.S. remain at historically low levels, and recovery of the residential market is not expected in the short term.

Gross Profit

Gross profit in 2009 was $145.5 million, or 26.6% of sales, compared to $153.6 million, or 23.0% of sales, in 2008.  Gross profit decreased $8.2 million in 2009, compared to 2008, due to lower sales offset by better cost control, improved plant efficiencies, lower LIFO reserves, favorable product mix and lower raw material costs.

Fiberglass-Composite Pipe Group's gross profit decreased $14.8 million in 2009, compared to 2008.  Profit margins improved to 41.4% in 2009, compared to 39.5% in 2008.  Margins were higher in 2009 due to favorable product mix, plant efficiencies and lower raw material costs. Decreased sales, from lower volume and prices, reduced gross profit by $19.2 million, offset by favorable product mix and operating efficiencies of $4.4 million in 2009.

Water Transmission Group's gross profit increased $17.3 million in 2009, compared to 2008.  Profit margins increased to 11.9% in 2009, compared to 1.8% in 2008.  Improved profit margins resulted from plant efficiencies with the completion of newly-constructed wind tower facility, cost controls and completion of low-margin pipe projects in 2008.

Gross profit in the Infrastructure Products Group decreased $11.5 million in 2009, compared to 2008.  Profit margins declined to 19.2% in 2009, compared to 21.9% in 2008.  Margins were lower in 2009 due to pricing pressures related to challenging market conditions.  Lower sales negatively impacted gross profit by $7.6 million in 2009, while lower margins primarily related to unfavorable plant utilization decreased gross profit by an additional $3.9 million in 2009.

Consolidated gross profit was $2.1 million higher in 2009 than in 2008 due to decreased reserves in 2009 associated with LIFO accounting of certain steel inventories used by the Water Transmission Group due to lower LIFO inventory quantities and a decrease in steel prices.  LIFO reserves are not allocated to the operating segments.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $100.0 million, or 18.3% of sales, in 2009, compared to $98.2 million, or 14.7% of sales, in 2008.  The $1.8 million increase in SG&A was due to higher pension expense of $8.0 million, higher legal expenses of $1.9 million, due primarily to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) inquiry, offset by lower stock compensation costs of approximately $2.2 million, favorable foreign exchange impact of $1.8 million, lower insurance premiums of $1.6 million and lower other expenses of $2.5 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Other Income, Net

Other income totaled $7.4 million in 2009, compared to $8.2 million in 2008.  The decrease in other income in 2009 was due primarily to higher dividends from joint ventures of $.8 million, higher gains on asset sales of $.5 million, and lower foreign currency losses of $.2 million, more than offset by $.5 million lower royalties and $1.8 million lower scrap inventory sales.

Interest

Net interest totaled $.6 million in 2009, compared to $1.5 million in 2008. Interest income was $1.1 million in 2009, a decrease of $2.7 million compared to 2008, due to lower interest rates on short-term investments.  Interest expense declined from $.5 million in 2009 to $2.3 million in 2008, due to lower debt levels.

Provision for Income Taxes

Income taxes decreased to $15.5 million in 2009, from $17.0 million in 2008.  The effective tax rate on income from continuing operations increased to 29.0% in 2009, from 26.0% in 2008.  The effective tax rate in 2009 was reduced by tax benefits of $1.2 million associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s former New Zealand subsidiary.  The $1.2 million adjustment represented a correction of an amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  The effective tax rate in 2008 was reduced by tax benefits of $2.9 million associated with tax years no longer subject to audit and settlement of the 2005-2006 Internal Revenue Service (“IRS”) examinations.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  For both 2008 and 2009, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  The Company released $1.3 million in 2009 and $1.1 million in 2008 of valuation allowance for deferred tax assets related to the Netherlands subsidiary due to profitability in 2008 and projected future profitability.

Equity in Earnings of Joint Venture, Net of Taxes

Equity in earnings of joint venture, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $5.5 million in 2009, compared to income of $10.3 million in 2008.  Equity income is shown net of income taxes at an effective rate of 7.8% and 9.6% in 2009 and 2008, respectively, reflecting the dividend exclusion provided to the Company under tax laws.  The decline in TAMCO’s earnings was due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada.  TAMCO halted production in the first quarter of 2009 and had limited production during the remainder of 2009.  Given the low level of demand, TAMCO will continue to operate its plant intermittently as incoming orders and inventory levels warrant.  Demand for steel rebar in TAMCO’s key markets in the western U.S. is not expected to recover in the short term.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations totaled $.8 million in 2009, net of taxes.  In 2006, the Company completed the sale of the Coatings Business to PPG Industries, Inc. ("PPG").  As part of the sale, PPG agreed to pay to the Company future dividends from Oasis-Ameron, Ltd. (“OAL”), a former joint venture of the Company held by the Coatings Business, up to the amount of OAL’s unremitted earnings at the time of the sale of the Coatings Business to PPG.  In 2009, the Company recorded $1.2 million, net of tax, from PPG in exchange for any claims on OAL’s dividends.  Also in 2009, the Company wrote down by $.4 million, net of tax, real property formerly used by the Coatings Business and currently held for sale.  The write down was due to declining real estate values.

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

Water Transmission’s sales increased $25.0 million, or 13.2%, in 2008, compared to 2007.  The sales increase was driven by the Company’s expansion into the market for large-diameter wind towers and by its operation in South America, which benefited from increased demand for water pipe in Colombia.  Sales of water pipe into domestic markets were slightly higher.  Sales of wind towers increased $19.7 million, or 42%, in 2008, compared to 2007.  The water infrastructure market in the western U.S., including California, Arizona and Nevada, remained weak, with bid activity in some markets at the lowest levels in recent history.  The slow market was adversely affected by a number of factors including the normal cycle for large diameter, high pressure water transmission pipelines, governmental budget problems and overall project costs.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expenses

SG&A expenses totaled $98.2 million, or 14.7% of sales, in 2008, compared to $97.9 million, or 15.5% of sales, in 2007.  The $.3 million increase in SG&A included $3.5 million from Polyplaster and other Brazilian operations, higher stock compensation expense of $2.2 million and higher insurance expense of $1.4 million, offset by lower pension expense of $3.9 million, primarily due to improved funding of the pension plans, lower management incentive compensation of $1.5 million and lower auditing and consulting fees of $1.4 million.  The reduction in SG&A as a percent of sales was due to spending controls and the leverage achieved from higher sales.

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

Provision for Income Taxes

Income taxes increased to $17.0 million in 2008, from $10.4 million in 2007.  The effective tax rate on income from continuing operations increased to 26.0% in 2008, from 18.5% in 2007.  The effective tax rate in 2008 was reduced by tax benefits of $2.9 million associated with tax years no longer subject to audit and settlement of the 2005-2006 IRS examinations.  The effective tax rate in 2007 was reduced by tax benefits of $5.3 million associated with the decision to dissolve the Company’s wholly-owned United Kingdom subsidiary.  For both 2007 and 2008, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  The Company released $1.1 million in 2008 and $3.2 million in 2007 of valuation allowance for deferred tax assets related to the Netherlands subsidiary due to profitability in 2008 and 2007 and projected future profitability.

Equity in Earnings of Joint Venture, Net of Taxes

Equity income decreased to $10.3 million in 2008, compared to $15.4 million in 2007.  Dividends from TAMCO were taxed at an effective rate of 9.6% in 2008 and 2007, reflecting the dividend exclusion provided to the Company under current tax laws.  The decline in TAMCO’s earnings was due to the difficult conditions in the steel market.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount; however, Sable has since alleged that its claim for damages against all defendants is approximately 440.0 million Canadian dollars, a figure which the Company and Ameron B.V. contest.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $60.0 million, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on April 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20.0 million, a figure which the Company contests.  This matter is in discovery, and no trial date has yet been established.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8.0 million, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on October 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2009, the Company was a defendant in 20 asbestos-related cases, compared to 23 cases as of August 30, 2009.  During the quarter ended November 30, 2009, there were four new asbestos-related cases, seven cases dismissed, no cases settled, no judgments and aggregate net costs and expenses of $.1 million.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the year ended November 30, 2009, the Company incurred $3.8 million for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The guidance must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying the guidance at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  The accounting for uncertainty in income taxes was effective for the first quarter of 2008.  Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment was not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of accounting for uncertainty in income taxes did not require a cumulative adjustment to the opening balance of retained earnings.

In September 2006, the FASB established a framework for measuring fair value in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and expanded disclosure about fair value measurements including valuing securities in markets that are not active.  The Company adopted the framework for measuring fair value effective December 1, 2007 with the exception of the application of the framework to non-recurring, non-financial assets and non-financial liabilities which was adopted as of December 1, 2008.  The adoption of the framework for measuring fair value did not have a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued guidance for accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements, effective for fiscal years beginning after December 15, 2007.  The guidance requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits.  Recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The adoption of the guidance related to accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB required companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  The guidance also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions in 2008 and the measurement provisions in 2009.  See Note (16) of the Notes to Consolidated Financial Statements, under Item 8, for information regarding the impact of adopting the recognition and measurement provisions when accounting for defined benefit pension and other postretirement plans.

In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  These requirements were effective for fiscal years beginning after November 15, 2008. The Company adopted the amended and expanded disclosure requirements for derivatives instruments and hedging activities as of December 1, 2008, and adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited, and the Company will adopt as of the fiscal year beginning December 1, 2009.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2008, the FASB issued revised guidance for employers’ disclosures about postretirement benefit plan assets effective for fiscal years ending after December 15, 2009.  The FASB requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company will adopt the revised guidance as of the fiscal year ending November 30, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009, and required those disclosures in summarized financial information at interim reporting periods.  The Company adopted the new disclosure guidance over fair value of financial instruments, and adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”).  Under the new guidance, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of this new guidance as of June 1, 2009, and adoption did not have a material effect on our consolidated financial statements.  The Company evaluated subsequent events through January 29, 2010.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated.  The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures.  The guidance is effective for the Company’s 2010 fiscal year.  The Company is assessing the potential effect of this guidance on the consolidated financial statements.

In June 2009, the FASB established the Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company’s consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies.  The Company does not use the contracts for speculative or trading purposes.  At November 30, 2009, the Company had three foreign currency forward contracts expiring at various dates through September 8, 2010 with a fair value loss of $16,000.  Such instruments are carried at fair value, with related adjustments recorded in other income.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

At November 30, 2009, the estimated fair value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $22.1 million, with a fixed rate of 4.25% per annum, was $22.7 million.  These notes must be repaid in installments of approximately $7.4 million per year, and payments began in 2008.  The Company had $7.2 million of variable-rate industrial development bonds payable at an interest rate of .55% per annum at November 30, 2009, payable in 2016.  The Company also had $8.5 million of variable-rate industrial development bonds payable at an interest rate of .55% per annum at November 30, 2009, payable in 2021.  The industrial revenue bonds are supported by standby letters of credit issued under the Revolver, which has a scheduled maturity of August 2012.
							Total Outstanding
							As of November 30, 2009
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Value	Value
Liabilities
Long-term debt:
Fixed-rate secured notes, payable in Singapore dollars	$7,366	$7,366	$7,366	$-	$-	$-	$22,098	$22,741
Average interest rate	4.25%	4.25%	4.25%	-	-	-	4.25%

Variable-rate bank revolving credit facilities, payable in Colombian pesos	-	-	501	-	-	-	501	501
Average interest rate	-	-	7.10%	-	-	-	7.10%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	.55%	.55%

Variable-rate industrial development bonds, payable in US$	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	.55%	.55%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Year ended November 30,

(Dollars in thousands, except per share data)	2009	2008	2007
Sales	$546,944	$667,543	$631,010
Cost of sales	(401,492)	(513,922)	(484,981)
Gross profit	145,452	153,621	146,029

Selling, general and administrative expenses	(99,976)	(98,166)	(97,870)
Other income, net	7,448	8,222	6,030
Income from continuing operations before interest, income taxes and equity in (loss)/earnings of joint venture	52,924	63,677	54,189
Interest income, net	588	1,533	1,927
Income from continuing operations before income taxes and equity in (loss)/earnings of joint venture	53,512	65,210	56,116
Provision for income taxes	(15,517)	(16,955)	(10,359)
Income from continuing operations before equity in (loss)/earnings of joint venture	37,995	48,255	45,757
Equity in (loss)/earnings of joint venture, net of taxes	(5,512)	10,337	15,383
Income from continuing operations	32,483	58,592	61,140
Income from discontinued operations, net of taxes	817	-	6,099
Net income	$33,300	$58,592	$67,239

Basic earnings per share:
Income from continuing operations	$3.54	$6.42	$6.77
Income from discontinued operations, net of taxes	.09	-	.68
Net income	$3.63	$6.42	$7.45

Diluted earnings per share:
Income from continuing operations	$3.54	$6.39	$6.73
Income from discontinued operations, net of taxes	.09	-	.67
Net income	$3.63	$6.39	$7.40

Weighted-average shares (basic)	9,166,558	9,124,557	9,029,487
Weighted-average shares (diluted)	9,184,771	9,169,056	9,090,846

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS

	As of November 30,

(Dollars in thousands)	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$181,114	$143,561
Receivables, less allowances of $5,351in 2009 and $7,009 in 2008	151,210	181,961
Inventories	62,700	95,645
Deferred income taxes	19,795	25,582
Prepaid expenses and other current assets	11,585	10,053

Total current assets	426,404	456,802

Investments
Equity method venture	30,626	14,428
Cost method ventures	3,784	3,784

Property, plant and equipment
Land	46,029	38,679
Buildings	100,583	85,555
Machinery and equipment	345,604	306,177
Construction in progress	32,306	37,386

Total property, plant and equipment at cost	524,522	467,797
Accumulated depreciation	(286,014)	(261,635)

Total property, plant and equipment, net	238,508	206,162
Deferred income taxes	14,321	4,763
Goodwill and intangible assets, net of accumulated amortization of $1,257 in 2009 and $1,197 in 2008	2,088	2,108
Other assets	46,818	38,275

Total assets	$762,549	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

	As of November 30,

(Dollars in thousands, except per share data)	2009	2008
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$7,366	$16,763
Trade payables	44,052	52,613
Accrued liabilities	77,515	79,538
Income taxes payable	10,004	10,443

Total current liabilities	138,937	159,357

Long-term debt, less current portion	30,933	35,989
Deferred income taxes	1,710	3,806
Other long-term liabilities	99,379	50,050

Total liabilities	270,959	249,202

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,209,836 shares in 2009 and 9,188,692 shares in 2008, net of treasury shares	29,920	29,805
Additional paid-in capital	59,531	54,447
Retained earnings	500,224	478,968
Accumulated other comprehensive loss	(42,036)	(31,475)
Treasury Stock (2,758,356 shares in 2009 and 2,733,300 shares in 2008)	(56,049)	(54,625)

Total stockholders' equity	491,590	477,120

Total liabilities and stockholders' equity	$762,549	$726,322

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance, November 30, 2006	9,075,094	$29,431	$39,500	$371,894	$(27,232)	$(50,368)	$363,225
Net Income - 2007	-	-	-	67,239	-	-	67,239
Exercise of stock options	49,125	106	1,456	-	-	-	1,562
Foreign currency translation adjustment	-	-	-	-	8,210	-	8,210
Minimum pension liability adjustment, net of tax	-	-	-	-	15,237	-	15,237
Adjustment for initial adoption of SFAS No. 158, net of tax	-	-	-	-	(6,035)	-	(6,035)
Comprehensive loss from joint venture	-	-	-	-	(50)	-	(50)
Cash dividends on Common Stock	-	-	-	(8,208)	-	-	(8,208)
Stock compensation expense	-	-	103	-	-	-	103
Issuance of restricted stock	34,550	86	(86)	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	1,955	-	-	-	1,955
Restricted stock compensation expense	-	-	3,747	-	-	-	3,747
Treasury stock purchase	(20,206)	-	-	-	-	(1,612)	(1,612)
Balance, November 30, 2007	9,138,563	29,623	46,675	430,925	(9,870)	(51,980)	445,373
Net Income - 2008	-	-	-	58,592	-	-	58,592
Exercise of stock options	28,750	72	348	-	-	-	420
Foreign currency translation adjustment	-	-	-	-	(11,860)	-	(11,860)
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	-	(200)	-	(200)
Net actuarial loss	-	-	-	-	(8,666)	-	(8,666)
Forfeiture of restricted stock	-	-	91	-	-	(91)	-
Comprehensive loss from joint venture	-	-	-	-	(879)	-	(879)
Cash dividends on Common Stock	-	-	-	(10,549)	-	-	(10,549)
Stock compensation expense	-	-	76	-	-	-	76
Issuance of restricted stock	44,200	110	(110)	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	1,330	-	-	-	1,330
Restricted stock compensation expense	-	-	6,037	-	-	-	6,037
Treasury stock purchase	(22,821)	-	-	-	-	(2,554)	(2,554)
Balance, November 30, 2008	9,188,692	29,805	54,447	478,968	(31,475)	(54,625)	477,120
Net Income – 2009	-	-	-	33,300	-	-	33,300
Foreign currency translation adjustment	-	-	-	-	18,557	-	18,557
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	(993)	113	-	(880)
Net actuarial loss	-	-	-	-	(26,785)	-	(26,785)
Forfeiture of restricted stock	(5,655)		432			(432)	-
Comprehensive loss from joint venture	-	-	-	-	(2,446)	-	(2,446)
Cash dividends on Common Stock	-	-	-	(11,051)	-	-	(11,051)
Stock compensation expense	-	-	38	-	-	-	38
Issuance of restricted stock	46,200	115	(115)	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	831	-	-	-	831
Restricted stock compensation expense	-	-	3,898	-	-	-	3,898
Treasury stock purchase	(19,401)	-	-	-	-	(992)	(992)
Balance, November 30, 2009	9,209,836	$29,920	$59,531	$500,224	$(42,036)	$(56,049)	$491,590

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended November 30,
(In thousands)	2009	2008	2007

Net income	$33,300	$58,592	$67,239
Foreign currency translation adjustment	18,557	(11,860)	8,210
Defined benefit pension plans, net of tax			15,237
Net prior service cost	113	(200)	-
Net actuarial loss	(26,785)	(8,666)	-
Comprehensive loss from joint venture, net of tax	(2,446)	(879)	(50)
Comprehensive income	$22,739	$36,987	$90,636

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended November 30,
(In thousands)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$33,300	$58,592	$67,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,072	20,320	16,993
Amortization	36	89	41
(Benefit)/provision for deferred income taxes	13,334	(3,509)	7,016
Loss/(earnings in excess of distributions) from joint ventures	5,978	(630)	(227)
(Gain)/loss from sale of property, plant and equipment	(451)	68	17
(Gain)/loss from sale of discontinued operations	-	-	(5,943)
Stock compensation expense	3,936	6,113	3,850
Non-cash write-down of assets	-	-	643
Changes in operating assets and liabilities:
Receivables, net	34,343	1,381	(21,747)
Inventories	35,910	3,846	(19,200)
Prepaid expenses and other current assets	(1,118)	1,802	3,847
Other assets	(7,304)	(5,473)	(440)
Trade payables	(10,675)	8,688	(1,626)
Accrued liabilities and income taxes payable	(5,317)	(6,129)	14,024
Other long-term liabilities and deferred income taxes	1,813	3,272	(1,284)
Net cash provided by operating activities	125,857	88,430	63,203
INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	1,951	1,575	288
Proceeds from sale of discontinued operations	-	-	16,319
Acquisitions	-	-	(5,977)
Additions to property, plant and equipment	(46,874)	(60,697)	(47,697)
Investment in joint venture	(10,000)	-	-
Loan to joint venture	(15,000)	-	-
Net cash used in investing activities	(69,923)	(59,122)	(37,067)
FINANCING ACTIVITIES
Issuance of debt	463	-	2,483
Repayment of debt	(16,985)	(21,126)	(12,708)
Debt issuance costs	(1,049)	-	-
Dividends on Common Stock	(11,051)	(10,549)	(8,208)
Issuance of Common Stock	-	420	1,562
Excess tax benefits related to stock-based compensation	831	1,330	1,955
Purchase of treasury stock	(992)	(2,554)	(1,612)
Net cash used in financing activities	(28,783)	(32,479)	(16,528)

Effect of exchange rate changes on cash and cash equivalents	10,402	(8,701)	6,346
Net change in cash and cash equivalents	37,553	(11,872)	15,954
Cash and cash equivalents at beginning of year	143,561	155,433	139,479

Cash and cash equivalents at end of year	$181,114	$143,561	$155,433

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

Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”) requires Management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Significant estimates include revenue and costs recorded under percentage-of-completion accounting, assumptions related to benefit plans and reserves associated with management incentives, receivables, inventories, income taxes, self insurance and environmental and legal contingencies.  Actual results could differ from those estimates.

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were $8,041,000 in 2009, $6,723,000 in 2008, and $5,724,000 in 2007.

Environmental Clean-up Costs and Other Claims

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

(Dollars In thousands, except per share data)	2009	2008	2007
Numerator:
Income from continuing operations	$32,483	$58,592	$61,140
Income from discontinued operations, net of taxes	817	-	6,099
Net income	$33,300	$58,592	$67,239

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,166,558	9,124,557	9,029,487

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,166,558	9,124,557	9,029,487
Dilutive effect of stock options and restricted stock	18,213	44,499	61,359
Weighted-average shares outstanding, diluted	9,184,771	9,169,056	9,090,846

Basic net income per share:
Income from continuing operations	$3.54	$6.42	$6.77
Income from discontinued operations, net of taxes	.09	-	.68
Net income	$3.63	$6.42	$7.45

Diluted net income per share:
Income from continuing operations	$3.54	$6.39	$6.73
Income from discontinued operations, net of taxes	.09	-	.67
Net income	$3.63	$6.39	$7.40

Stock options for the purchase of 39,483, 58,802 and 19,350 shares of Common Stock were excluded from the above calculation for the years ended November 30, 2009, 2008 and 2007, respectively, as the effect of those options was anti-dilutive.

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less when purchased.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Joint Ventures

Investments in unconsolidated joint ventures or affiliates ("joint ventures") over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, including subsequent capital contributions and loans from the Company, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in joint ventures which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to Management's current assessment of the Company's influence over these joint ventures.

Property, Plant and Equipment

Items capitalized as property, plant and equipment, including improvements to existing facilities, are recorded at cost.  Construction in progress represents capital expenditures incurred for assets not yet placed in service.  Capitalized interest was $1,600,000 and $1,000,000 for the years ended November 30, 2009 and 2008, respectively.  Depreciation is computed principally using the straight-line method based on estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease.  Useful lives are as follows:

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

Self Insurance

The Company typically utilizes third-party insurance subject to varying retention levels (deductibles or primary self insurance) and aggregate limits.  The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Foreign Currency Translation

The functional currencies for the Company's foreign operations are the applicable local currencies.  The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period.  The resulting translation adjustments are recorded in accumulated other comprehensive income/(loss).  Translation adjustments arising from intercompany advances that are permanent in nature are also included in accumulated other comprehensive income/(loss).  Gains or losses resulting from foreign currency transactions are included in other income, net.

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates.  From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks.  The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.  As of November 30, 2009 and 2008, the Company had foreign currency forward contracts with fair value losses of $16,000 and $63,000, respectively.  The Company does not apply hedge accounting for these derivative financial instruments.  Net changes in fair values of the underlying instruments are recognized in earnings.

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

In 2009, one customer individually accounted for approximately 12% of the Company’s total consolidated sales.  No customer individually accounted for 10% or more of total consolidated sales in 2008 or 10% or more of gross accounts receivable as of November 30, 2009 and 2008, respectively.

Other Comprehensive Loss

The components of accumulated other comprehensive loss at November 30, were as follows:

	2009			2008
		Tax			Tax
(In thousands)	Before Tax	Benefit	Net of Tax	Before Tax	Benefit	Net of Tax
Foreign currency translation adjustment	$14,825	$-	$14,825	$(3,732)	$-	$(3,732)
Comprehensive loss from TAMCO	(4,849)	378	(4,471)	(2,025)	-	(2,025)
Defined benefit pension plans
Net actuarial loss	(88,588)	38,116	(50,472)	(45,010)	21,322	(23,688)
Net prior service cost	(2,143)	225	(1,918)	(2,312)	282	(2,030)
Accumulated other comprehensive loss	$(80,755)	$38,719	$(42,036)	$(53,079)	$21,604	$(31,475)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  The guidance must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying the guidance at adoption is to be reported as an adjustment to beginning retained earnings for the year of adoption.  The accounting for uncertainty in income taxes was effective for the first quarter of 2008.  Prior to December 1, 2007, the Company recorded reserves related to uncertain tax positions as a current liability.  Upon adoption, the Company reclassified tax reserves related to uncertain tax positions for which a cash payment was not expected within the next 12 months to noncurrent liabilities.  The Company’s adoption of accounting for uncertainty in income taxes did not require a cumulative adjustment to the opening balance of retained earnings.

In September 2006, the FASB established a framework for measuring fair value in accordance with GAAP and expanded disclosure about fair value measurements including valuing securities in markets that are not active.  The Company adopted the framework for measuring fair value effective December 1, 2007 with the exception of the application of the framework to non-recurring, non-financial assets and non-financial liabilities which was adopted as of December 1, 2008.  The adoption of the framework for measuring fair value did not have a significant impact on the Company’s financial results of operations or financial position.

In September 2006, the FASB issued guidance for accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements, effective for fiscal years beginning after December 15, 2007.  The guidance requires that, for split-dollar life insurance arrangements providing a benefit to an employee extending to postretirement periods, an employer should recognize a liability for future benefits.  Recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods.  The adoption of the guidance related to accounting for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB required companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that status in the year in which the changes occur.  The guidance also requires a company to measure the funded status of a plan as of the date of its year-end financial statements.  The Company adopted the recognition provisions in 2008 and the measurement provisions in 2009.

In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  These requirements were effective for fiscal years beginning after November 15, 2008. The Company adopted the amended and expanded disclosure requirements for derivatives instruments and hedging activities as of December 1, 2008, and adoption did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued guidance requiring that unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are participating securities subject to the two-class method of computing earnings per share.  This guidance is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited, and the Company will adopt as of the fiscal year beginning December 1, 2009.  The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued revised guidance for employers’ disclosures about postretirement benefit plan assets effective for fiscal years ending after December 15, 2009.  The FASB requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company will adopt the revised guidance as of the fiscal year ending November 30, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In April 2009, the FASB required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements, effective for interim reporting periods ending after June 15, 2009, and required those disclosures in summarized financial information at interim reporting periods.  The Company adopted the new disclosure guidance over fair value of financial instruments, and adoption did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”).  Under the new guidance, entities are required to disclose the date through which subsequent events were evaluated, as well as the rationale for why that date was selected.  The guidance is effective for interim and annual periods ending after June 15, 2009.  The Company adopted the provisions of this new guidance as of June 1, 2009, and adoption did not have a material effect on our consolidated financial statements.  The Company evaluated subsequent events through January 29, 2010.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated.  The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures.  The guidance is effective for the Company’s 2010 fiscal year.  The Company is assessing the potential effect of this guidance on the consolidated financial statements.

In June 2009, the FASB established the Accounting Standards Codification ("Codification") as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants.  While not intended to change GAAP, the Codification significantly changes the way in which the accounting literature is referenced and organized.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification was adopted as of August 31, 2009.  Adoption did not have a material effect on the Company’s consolidated financial statements.

Supplemental Cash Flow Information

(In thousands)	2009	2008	2007
Interest paid	$1,926	$3,256	$3,996
Income taxes paid	10,179	14,862	18,687

Business Acquisitions

The Company made no acquisitions in the years ending November 30, 2009 and 2008.  In October 2007, the Company acquired the business of Polyplaster, Ltda. (“Polyplaster”) for $5,977,000 plus an earn out that could total $1,500,000 based on the post-acquisition performance of the acquired business.  Approximately $458,000 of the earn out was paid as of November 30, 2009.  The purchase price was assigned primarily to property, plant and equipment, and inventory.  Results of operations would not have been significantly different had the acquisition been completed at the beginning of periods presented.  Polyplaster is a fiberglass-pipe manufacturer located in Betim, Brazil, near the city of Belo Horizonte, which supplies polyester, fiberglass-pipe systems to the water, wastewater and industrial markets.  This acquisition expanded the Company’s operations in South America.  Polyplaster is included in the Fiberglass-Composite Pipe Group.

NOTE 2 - DISCONTINUED OPERATIONS

In 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  As part of the sale, PPG agreed to pay to the Company future dividends from Oasis-Ameron, Ltd. (“OAL”), a former joint venture of the Company held by the Coatings Business, up to the amount of OAL’s unremitted earnings at the time of the sale of the Coatings Business to PPG.  In 2009, the Company recorded $1,232,000, net of tax, from PPG in exchange for any claims on OAL’s dividends.  Also in 2009, the Company wrote down by $415,000, net of tax, real property formerly used by the Coatings Business and currently held for sale.  The write down was due to declining real estate values.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

During 2007, the Company completed disposition of several retained properties formerly used by the Coatings Business and recognized a net gain of $5,251,000.  In 2007, the Company also recognized a net gain of $107,000 resulting from the final settlement with PPG.  In addition, the Company recognized $156,000 of research and development tax credits related to the Coatings Business in 2007.  The 2007 tax credit was due to the retroactive application of tax legislation enacted in 2007.  During 2007, the Company recognized a net tax benefit of $585,000 due to an adjustment in tax expense related to the gain on the sale of the Coatings Business.

Results of discontinued operations were as follows for the year ended November 30:

(In thousands)	2009	2008	2007
Revenue from discontinued operations	$-	$-	$-

Income from discontinued operations, before income taxes	$985	$-	$-
Income taxes on income from discontinued operations	(168)	-	156
Income from discontinued operations before disposal, net of taxes	817	-	156

Gain from sale of discontinued operations, before income taxes	-	-	5,358
Income taxes on gain from sale of discontinued operations	-	-	585
Gain on sale of discontinued operations, net of taxes	-	-	5,943
Income from discontinued operations, net of taxes	$817	$-	$6,099

Prior period income statement amounts have been reclassified to present the operating results of the Coatings Business as a discontinued operation.  Prior period balance sheets and cash flow statements have not been adjusted.

NOTE 3 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2009	2008	2007
Dividends from joint ventures-cost method	$4,764	$4,010	$2,451
Royalties, fees and other income	884	1,361	751
Gain/(loss) on sale of property, plant and equipment	451	(68)	(17)
Foreign currency loss	(1,109)	(1,339)	(116)
Other	2,458	4,258	2,961
	$7,448	$8,222	$6,030

NOTE 4 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2009	2008
Trade	$121,822	$155,061
Joint ventures	960	1,380
Other	33,779	32,529
Allowances	(5,351)	(7,009)
	$151,210	$181,961

The Company’s provision for bad debts was $1,487,000 in 2009, $4,419,000 in 2008, and $3,248,000 in 2007.  Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $33,705,000 and $24,706,000 at November 30, 2009 and 2008, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 5 – INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2009	2008
Finished products	$30,100	$44,033
Materials and supplies	22,952	33,485
Products in process	9,648	18,127
	$62,700	$95,645

Certain steel inventories used by the Water Transmission Group are valued using the LIFO method.  Inventories valued using the LIFO method comprised 14.8% and 21.5% of consolidated inventories at November 30, 2009 and 2008, respectively.  During 2009, both inventory quantities and steel prices subject to valuation using the LIFO method declined.  The impact of the decrease in steel inventory quantities resulted in a decrease in cost of goods sold of approximately $2,141,000, while the impact of lower steel prices resulted in a decrease in cost of goods sold of approximately $1,843,000. The impact was a net decrease in LIFO reserve of $3,984,000.  If inventories valued using the LIFO method were valued using the FIFO method, total inventories would have increased by $3,922,000 and increased by $7,906,000 at November 30, 2009 and 2008, respectively.

NOTE 6 - JOINT VENTURES

Investments, advances and equity in undistributed earnings of joint ventures were as follows at November 30:

(In thousands)	2009	2008
Investment--equity method venture	$30,626	$14,428
Investments--cost method ventures	3,784	3,784
	$34,410	$18,212

The Company's ownership of joint ventures is summarized below:

		Ownership
Products	Joint Ventures	Interest
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%
Steel products	TAMCO	50%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Investments in joint ventures and the amount of undistributed earnings were as follows:

	Fiberglass	Concrete	Steel
(In thousands)	Pipe	Pipe	Products	Total
Cost and outstanding loans	$3,784	$-	$33,482	$37,266
Accumulated comprehensive loss from joint venture	-	-	(4,849)	(4,849)
Accumulated equity in undistributed earnings	-	-	1,993	1,993

Investment, November 30, 2009	$3,784	$-	$30,626	$34,410

2009 Dividends	$4,764	$-	$-	$4,764

Cost	$3,784	$-	$8,482	$12,266
Accumulated comprehensive loss from joint venture	-	-	(2,025)	(2,025)
Accumulated equity in undistributed earnings	-	-	7,971	7,971

Investment, November 30, 2008	$3,784	$-	$14,428	$18,212

2008 Dividends	$2,514	$1,496	$10,808	$14,818

The Company provides for income taxes on the undistributed earnings of its joint ventures to the extent such earnings are included in the consolidated statements of income.

The investment in TAMCO was recorded based on audited financial statements as of November 30, 2009 and 2008.  Condensed financial data of TAMCO, an investment which is accounted for under the equity method, were as follows:

Financial Condition (at November 30,)

(In thousands)	2009	2008
Current assets	$47,858	$64,168
Noncurrent assets	51,010	47,978
	$98,868	$112,146

Current liabilities	$6,993	$58,691
Noncurrent liabilities	45,155	8,855
Stockholders' equity	46,720	44,600
	$98,868	$112,146

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Results of Operations (year ended November 30,)

(In thousands)	2009	2008	2007
Net sales	$85,740	$365,957	$268,208
Gross (loss)/profit	(12,740)	49,927	66,494
Net (loss)/income	(11,955)	22,877	34,037

The Company recognized $4,849,000 and $2,025,000 in accumulated other comprehensive loss at November 30, 2009 and 2008, respectively, which represents its proportionate share of TAMCO’s accumulated other comprehensive loss.

TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in 2009.  The Company’s share of the funding from TAMCO’s shareholders totaled $10,000,000.  Also in 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40,000,000 for operating needs and to replace an existing bank line.  The shareholder credit facility bears interest at a rate of LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of November 30, 2009, TAMCO borrowed $30,000,000 under the facility, of which $15,000,000 was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

Ameron sales to joint ventures totaled $4,459,000 in 2009, $4,365,000 in 2008, and $3,873,000 in 2007.

NOTE 7 - OTHER ASSETS

Other assets were as follows at November 30:

(In thousands)	2009	2008
Cash surrender value of insurance policies	$26,121	$25,584
Assets held for sale	2,051	2,302
Other	18,646	10,389
	$46,818	$38,275

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:

(In thousands)	2009	2008
Self insurance reserves	$37,393	$38,159
Compensation and benefits	20,333	21,121
Product warranties and guarantees	3,396	3,238
Taxes (other than income taxes)	3,170	3,090
Reserves for pending claims and litigation	2,339	3,328
Commissions and royalties	2,283	3,498
Deferred revenue	1,960	1,461
Interest	33	44
Other	6,608	5,599
	$77,515	$79,538

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Deferred revenue is related to prepayments made by customers to the Company’s Water Transmission Group.  The Company's product warranty accrual reflects Management's estimate of probable liability associated with product warranties.  The Company generally provides a standard product warranty not exceeding one year from date of purchase.  Management establishes product warranty accruals based on historical experience and other currently-available information.  Changes in the product warranty accrual for the year ended November 30 were as follows:

(In thousands)	2009	2008
Balance, beginning of period	$3,238	$3,590
Payments	(3,643)	(1,925)
Warranty adjustment	31	(162)
Warranties issued during the period	3,770	1,735
Balance, end of period	$3,396	$3,238

NOTE 9 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:

(In thousands)	2009	2008
Accrued pension and postretirement benefits cost	$86,568	$39,261
Taxes payable	9,974	7,393
Compensation and benefits	1,904	3,206
Other	933	190
	$99,379	$50,050

NOTE 10 - INCOME TAXES

The provision/(benefit) for income taxes included the following for the year ended November 30:

(In thousands)	2009	2008	2007
Current
Federal	$(6,480)	$6,605	$(2,678)
Foreign	8,437	12,329	7,413
State	226	1,530	(1,392)
	2,183	20,464	3,343

Deferred
Federal	12,598	(1,590)	10,646
Foreign	(831)	(1,617)	(5,078)
State	1,567	(302)	1,448
	13,334	(3,509)	7,016
Taxes on income from continuing operations	15,517	16,955	10,359
Taxes on income from discontinued operations	168	-	(741)
Provision for income taxes	$15,685	$16,955	$9,618

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Deferred income tax assets/(liabilities) consisted of the following as of November 30:

(In thousands)	2009	2008
Current deferred income taxes
Self-insurance and claims reserves	$11,157	$12,216
Employee benefits	3,889	4,414
Inventories	2,335	5,967
Accounts receivable	801	848
Valuation allowances	(2,536)	(2,518)
Other	4,149	4,655

Net current deferred income tax assets	19,795	25,582

Noncurrent deferred income taxes
Net operating loss carry-overs	8,031	9,556
Pension benefit costs	26,782	13,924
Investments	3,752	(536)
Employee benefits	1,788	1,549
Valuation allowances	(4,523)	(7,730)
Property, plant and equipment	(25,368)	(16,296)
Other	2,149	490

Net noncurrent deferred income tax assets	12,611	957

Net deferred income tax assets	$32,406	$26,539

As of November 30, 2009, the Company had foreign net operating loss carry-overs of approximately $30,100,000.  A full valuation allowance has been provided against these net operating losses except for $24,900,000 of net operating losses generated by the Company’s subsidiary in the Netherlands (these net operating loss carry-overs expire between 2012 and 2018).  The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit.  The net valuation allowance decreased by $3,200,000 in 2009, compared to 2008.  This net decrease included a $2,900,000 decrease in the valuation allowance for foreign net operating loss carry-overs and other foreign deferred tax assets for which no benefit had been recognized.  Included in this decrease was a release that reduced tax expense of $1,300,000 in 2009 and $1,100,000 in 2008 of valuation allowance related to the Company’s subsidiary in the Netherlands due to profitability in 2008 and projected profitability in the future due in part to a tax planning strategy that is being implemented to prevent the net operating loss carry-overs from expiring unutilized.  The decrease in 2008 was partially offset by net increases (that increased tax expense) in the valuation allowance related to executive compensation deductions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The tax provision from continuing operations represents effective tax rates of 29.0%, 26.0% and 18.5% of income from continuing operations before income taxes for the years ended November 30, 2009, 2008 and 2007, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35.0% is as follows for the year ended November 30:

(In thousands)	2009	2008	2007
Domestic pretax income	$661	$9,883	$6,721
Foreign pretax income	52,851	55,327	49,395
Pretax Income from continuing operations	53,512	65,210	56,116
Pretax Income from discontinued operations	985	-	5,358
	$54,497	$65,210	$61,474

Taxes at federal statutory rate	$18,728	$22,823	$19,641
State taxes, net of federal tax benefit	1,165	798	(293)
Foreign earnings taxed at different rates, including withholding taxes	(6,341)	(4,010)	(4,782)
Percentage depletion	(722)	(587)	(618)
Non-deductible compensation	2,005	2,462	2,612
Research and development credits	(453)	(398)	(449)
Section 199 deduction	-	(521)	(262)
Settlement of tax examinations	(187)	(2,920)	(1,285)
Investment write-off	-	-	(4,723)
Other, net	1,322	(692)	518
Taxes on income from continuing operations	15,517	16,955	10,359
Taxes on income from discontinued operations	168	-	(741)
Taxes on income	$15,685	$16,955	$9,618

In 2009 the Company recorded a tax benefit of $1,199,000 (included in foreign earnings taxed at different rates) associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary.  The $1,199,000 adjustment represents a correction of an amount recorded in prior period financial statements.  Management believes this amount to be immaterial to prior interim and annual financial statements.  In 2007, the Company recorded a tax benefit of $5,300,000 ($4,700,000 federal and $600,000 state) associated with the decision to dissolve the Company’s wholly-owned United Kingdom subsidiary.

The Company files tax returns in numerous jurisdictions and is subject to audit in these jurisdictions.  During 2008, the Company was audited by the Internal Revenue Service (“IRS”) for 2005 and 2006, with no material assessment; and the statute of limitations for 2004 expired.  The U.S. federal statue of limitations for 2005 expired in 2009.  Although the 2006 examination was completed, the statutes are still open for 2006 and forward.  In addition, the financial statements reflect settlements with other local and foreign jurisdictions.  The net impact to the Company’s financial statements as a result of these federal, foreign and local jurisdiction settlements was not material in 2009, but resulted in a reduction of $2,920,000 in income taxes payable in 2008.  No Federal audits are in progress at this time.

The Company intends to permanently reinvest its unrepatriated foreign earnings.  The cumulative amount of undistributed earnings of foreign subsidiaries was $134,000,000 at November 30, 2009.  The Company has not provided deferred taxes on the earnings, and the additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

A reconciliation of unrecognized tax benefits follows:

(In thousands)	2009	2008
Unrecognized tax benefits at the beginning of the year	$7,416	$13,102
Increases for positions taken in current year	1,983	1,157
Increases for positions taken in prior years	1,137	658
Decreases for positions taken in prior years	(244)	(6,557)
Decreases for settlements with taxing authorities	(502)	(145)
Decreases for lapses in the applicable statute of limitations	(560)	(799)
Unrecognized tax benefits at the end of the year	$9,230	$7,416

At November 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,230,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $4,743,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2008, the total amount of gross unrecognized tax benefits, excluding interest, was $7,416,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $390,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,030,000 were recorded as a liability in the Company’s consolidated balance sheet at November 30, 2009, compared to $1,098,000 as of November 30, 2008.

The Company’s federal income tax returns remain subject to examination for 2007 and forward.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes ranging from 2000 through 2009.  The Company also files multiple foreign income tax returns and remains subject to examination in multiple foreign jurisdictions, including the Netherlands, Brazil, Singapore and Malaysia, for years ranging from 2002 through 2009.

NOTE 11 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2009 and at November 30, 2008.  At November 30, 2009, the equivalent of $15,124,000 was available under short-term credit lines.

Domestically, as of November 30, 2009, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver").  At November 30, 2009, $17,932,000 of the Revolver was utilized for standby letters of credit; therefore, $82,068,000 was available.  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from 2.75% to 3.75% based on the Company’s financial condition and performance), at any time until maturity, when all borrowings under the Revolver must be repaid.  In August 2009, the maturity of the Revolver was extended from September 2010 to August 2012.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks.  Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates.  Short-term lines permit borrowings up to $14,200,000.  At November 30, 2009, $501,000 was borrowed under these facilities.

The Company intends for short-term borrowing under certain bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.  The amount available under the Revolver exceeded such short-term borrowing at November 30, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Long-term debt consisted of the following as of November 30:

(In thousands)	2009	2008
Fixed-rate notes:
5.36%, payable in annual principal installments of $10,000	$-	$10,000
4.25%, payable in Singapore Dollars, in annual principal installments of $7,366	22,098	27,052
Variable-rate industrial development bonds:
payable in 2016 (.55% at November 30, 2009)	7,200	7,200
payable in 2021 (.55% at November 30, 2009)	8,500	8,500
Variable-rate bank revolving credit facility (7.1% at November 30, 2009)	501	-
	38,299	52,752
Less current portion	(7,366)	(16,763)
	$30,933	$35,989

Future maturities of long-term debt were as follows as of November 30, 2009 (in thousands):

Year ending November 30,	Amount
2010	$7,366
2011	7,366
2012	7,867
2013	-
2014	-
Thereafter	15,700
$38,299

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375,500,000 plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $149,700,000 as of November 30, 2009.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At November 30, 2009, the Company maintained a consolidated leverage ratio of .53 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At November 30, 2009, qualifying tangible assets equaled 4.56 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At November 30, 2009, the Company maintained such a fixed charge coverage ratio of 2.08 times.  Under the most restrictive provisions of the Company's lending agreements, $20,093,000 of retained earnings was not restricted, at November 30, 2009, as to the declaration of cash dividends or the repurchase of Company stock.  At November 30, 2009, the Company was in compliance with all financial covenants.

The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) index plus a spread of ..20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2009	2008	2007
Interest income	$1,130	$3,871	$5,161
Interest expense	(542)	(2,338)	(3,234)
Interest income, net	$588	$1,533	$1,927

Estimated fair value of the Company's debt is prepared in accordance with FASB’s fair value disclosure requirements.  These requirements establish an enhanced framework for measuring the fair value of financial instruments including a disclosure hierarchy based on the inputs used to measure fair value.  The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
November 30, 2009
Fixed-rate, long-term debt	$22,098	$22,741
Variable-rate, long-term debt	16,201	16,201

November 30, 2008
Fixed-rate, long-term debt	37,052	35,545
Variable-rate, long-term debt	15,700	15,700

The Company used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at November 30, 2009 plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 12 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $4,752,000 in 2009, $4,633,000 in 2008, and $4,039,000 in 2007.  Future rental commitments were as follows as of November 30, 2009 (in thousands):

Year ending November 30,	Amount
2010	$4,224
2011	3,526
2012	2,642
2013	1,356
2014	1,261
Thereafter	23,071
$36,080

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals aggregating $1,916,000 at November 30, 2009.

NOTE 13 - INCENTIVE STOCK COMPENSATION PLANS

As of November 30, 2009, the Company had outstanding grants under the following share-based compensation plans:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

•     2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant dates of $575,000.  During 2008, the Company granted 19,000 restricted shares to key employees with a fair value on the grant dates of $1,976,000 and 7,200 restricted shares and 3,802 stock options to non-employee directors with fair values on the grant dates of $675,000 and $101,000, respectively.  In 2007, the Company agreed to provide to a key employee 18,000 shares of stock to be granted each February of 2008, 2009, and 2010, so long as a change of control of the Company has not occurred prior to the applicable grant date and the key employee continues to be employed by the Company on such grant date.  The fair value of those shares on the date promised was $5,395,000.  Additionally, the key employee received a grant of performance stock units, pursuant to which from 8,000 to 24,000 shares of the Company’s Common Stock may be issued depending on the price of the Common Stock on the date the award vests, no later than November 30, 2010.  A lattice model was used with volatility rate of 38% and risk free rate of 4.04% in determining the fair value of the performance stock units.  The volatility rate was calculated based on historical trading data with the anticipated life of 2.5 years.  The risk-free rate was based on the contemporary yield curve between the two and three year rate.  The fair value of the performance stock units on the grant date was $2,055,000, which is being recognized ratably as stock compensation expense through March 31, 2010.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At November 30, 2009, there were 7,000 shares subject to such stock options.

The Company's income before income taxes and equity in earnings of joint venture for the year ended November 30, 2009 included compensation expense of $3,936,000, related to stock-based compensation arrangements, compared to $6,113,000 in 2008 and $3,850,000 in 2007.  Tax benefit related to this expense was $1,535,000 in 2009, compared to $2,384,000 in 2008 and $1,502,000 in 2007.  There were no capitalized share-based compensation costs for the three years ended November 30, 2009.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  Excess tax benefits totaled $831,000, $1,330,000, and $1,955,000 in 2009, 2008 and 2007, respectively.

The following table summarizes the stock option activity for the year ended November 30, 2009:

Current Year Stock-Based Compensation
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2008	36,302	$37.61
Granted	-
Exercised	-
Outstanding at November 30, 2009	36,302	37.61	3.61	$871

Options exercisable at November 30, 2009	33,451	32.18	3.22	$871

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In 2009, no options were granted, forfeited, exercised or expired.  In 2008, 3,802 options were granted; and no options were forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of 2009 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on November 30, 2009.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised in 2008 and 2007 was $2,414,000, and $3,050,000, respectively.

As of November 30, 2009, there was $1,851,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

In 2009, 2008 and 2007, 28,200, 26,200, and 88,550 shares of restricted stock were granted or shares agreed to be granted, respectively.  The weighted-average, grant-date or promised-date fair value of such stock was $48.98, $101.18, and $90.76, respectively.  The fair value of vested restricted stock and granted promised stock for 2009, 2008 and 2007 was $2,678,000, $5,844,000, and $3,562,000, respectively.  In 2009 and 2008, 5,655 and 1,667 shares of restricted stock were forfeited, with a fair value of $432,000 and $91,000, respectively.

Net cash proceeds from stock options exercised in 2008 and 2007 were $420,000, and $1,562,000, respectively.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 - GOODWILL

During 2009, the Company completed the required goodwill and intangible asset impairment tests.  No impairment losses were identified as a result of these tests.  Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign		Foreign
		Currency		Currency
	November 30,	Translation	November 30,	Translation	November 30,
(In thousands)	2007	Adjustments	2008	Adjustments	2009
Fiberglass-Composite Pipe	$1,440	$-	$1,440	$-	$1,440
Water Transmission	392	(32)	360	6	366
Infrastructure Products	201	-	201	-	201
	$2,033	(32)	$2,001	$6	$2,007

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

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion seeks damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contends that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Dominion's petition as filed alleged a claim for damages in an unspecified amount; however, Dominion's economic expert has since estimated Dominion's damages at approximately $60,000,000, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on April 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on October 12, 2010.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2009, the Company was a defendant in 20 asbestos-related cases, compared to 23 cases as of August 30, 2009.  During the quarter ended November 30, 2009, there were four new asbestos-related cases, seven cases dismissed, no cases settled, no judgments and aggregate net costs and expenses of $134,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December, 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the year ended November 30, 2009, the Company incurred $3,810,000 for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

NOTE 16 - EMPLOYEE BENEFIT PLANS

The Company has a qualified, defined benefit, noncontributory pension plan for certain U.S. employees.  The Company’s subsidiary in the Netherlands provides defined retirement benefits to eligible employees.  The Company also provides health and life insurance to a limited number of eligible retirees and eligible survivors of retirees.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Assets of the Company’s U.S. defined benefit plan are invested in a directed trust.  Assets in the trust are invested in domestic and foreign equity securities of corporations (including $4,556,800 of the Company’s Common Stock at November 30, 2009), U.S. government obligations, derivative securities, corporate bonds and money market funds.  The subsidiary in the Netherlands contracts with third-party insurance companies to pay benefits to retirees.

PENSION BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2009 and 2008 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)	2009	2008	2009	2008
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$175,373	$192,410	$34,111	$45,908
Service cost	3,439	2,974	342	439
Interest cost	14,706	11,553	2,335	2,541
Participant contributions	-	-	188	185
Amendments	-	46	-	-
Actuarial loss/(gain)	31,393	(19,861)	6,590	(7,429)
Foreign currency exchange rate changes	-	-	6,430	(6,039)
Benefit payments	(14,049)	(11,749)	(1,165)	(1,494)
Projected benefit obligation-end of year	$210,862	$175,373	$48,831	$34,111

Accumulated Benefit Obligation	$202,227	$167,318	$46,545	$33,663

Change in Plan Assets
Plan assets at fair value-beginning of year	$140,447	$183,940	$32,554	$34,310
Actual return on plan assets	(766)	(34,775)	3,181	4,423
Foreign currency exchange rate changes	-	-	5,860	(5,810)
Employer contributions	8,536	3,031	1,738	940
Participant contributions	-	-	188	185
Benefit payments	(14,049)	(11,749)	(1,165)	(1,494)
Plan assets at fair value-end of year	$134,168	$140,447	$42,356	$32,554

Funded Status	$(76,694)	$(34,926)	$(6,475)	$(1,557)

Balance Sheet Amounts
Noncurrent assets	$-	$-	$-	$-
Current liabilities	(30)	(30)	-	-
Noncurrent liabilities	(76,664)	(34,896)	(6,475)	(1,557)
Net amount recognized	$(76,694)	$(34,926)	$(6,475)	$(1,557)

In 2009, the Company changed the U.S. defined benefit plan measurement date from October 1 to November 30 to match its fiscal year-end.  The changes shown above for 2008 include 12 months, while the changes for 2009 include 14 months.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The pretax amounts recognized in accumulated other comprehensive loss/(gain) included the following as of November 30, 2009:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$93,825	$(5,446)	$209
Prior service cost	207	1,564	372
Net amount recognized	$94,032	$(3,882)	$581

The pretax amounts recognized in accumulated other comprehensive loss/(gain) included the following as of November 30, 2008:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$54,908	$(9,662)	$(236)
Prior service cost	288	1,587	437
Net amount recognized	$55,196	$(8,075)	$201

The Company’s estimate of 2010 amortization of amounts included in accumulated other comprehensive loss was as follows at November 30, 2009:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$10,807	$(301)	$-
Prior service cost/(credit)	52	(310)	19
Net transition asset	-	-	46
Net amount recognized	$10,859	$(611)	$65

The Company contributed $8,536,000 to the U.S. pension plan and $1,738,000 to the non-U.S. pension plans in 2009.  The Company expects to contribute approximately $12,000,000 to its U.S. pension plan and $2,400,000 to the non-U.S. pension plans in 2010.

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2009, in thousands:

	U.S. Pension	Non-U.S. Pension
Year ending November 30,	Benefits	Benefits
2010	$12,267	$1,554
2011	12,829	1,603
2012	13,215	1,769
2013	13,571	1,946
2014	13,785	2,098
2015 - 2019	71,997	12,331

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net periodic benefit costs for the Company's defined benefit retirement plans for 2009, 2008 and 2007 included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
(In thousands)	2009	2008	2007	2009	2008	2007
Service cost	$3,439	$2,974	$2,928	$342	$439	$529
Interest cost	14,706	11,553	11,178	2,335	2,541	2,260
Expected return on plan assets	(13,768)	(15,713)	(14,172)	(1,571)	(1,692)	(1,680)
Amortization of unrecognized prior service cost	81	117	113	286	306	281
Amortization of unrecognized net transition obligation	-	-	-	-	-	151
Amortization of accumulated loss/(gain)	7,010	1,134	3,904	(439)	-	-
Net periodic cost adjustment to retained earnings, pre-tax	(1,631)	-	-	-	-	-
Net periodic cost	$9,837	$65	$3,951	$953	$1,594	$1,541

The above table includes net periodic costs for 12 months for all periods.  Additionally in 2009, the Company recorded to retained earnings two months of net periodic costs of $1,631,000 ($993,000 net of tax) relating to the change in measurement date for the Company's U.S. defined benefit plan.

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average discount rate	5.70%	7.29%	6.15%	5.20%	6.70%	5.60%
Rate of increase in compensation levels	3.50%	4.25%	3.65%	2.25%	2.25%	2.00%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2009	2008	2007	2009	2008	2007
Weighted-average discount rate	7.29%	6.15%	5.95%	6.70%	5.60%	4.50%
Expected long-term rate of return on plan assets	8.50%	8.75%	8.75%	4.90%	4.80%	5.00%
Rate of increase in compensation levels	4.25%	3.65%	3.45%	2.25%	2.00%	2.00%

The respective discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from high-quality corporate bonds currently available as of the plan measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The respective expected long-term rate of return on plan assets was determined based on historical and expected future returns of the various asset classes in which the Company expects the pension funds to be invested.  The expected returns by asset class were as follows, as of November 30, 2009:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits
Equity securities	10%	7%
Debt securities	5%	5%
Real estate	-	8%
Other	-	4%

The following table shows the Company's target allocation range for the U.S. defined benefit pension plan, along with the actual allocations for the U.S. and non-U.S. plans, as of November 30:

		U.S. Pension Benefits		Non-U.S. Pension Benefits
	Target	2009	2008	2009	2008
Domestic equities	65%	61%	64%	8%	20%
International equities	10%	11%	9%	10%	-
Fixed-income securities	25%	28%	27%	82%	80%
Total	100%	100%	100%	100%	100%

Approximately 12% of the Company’s employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans.  Related to these plans, the Company contributed and charged to expense $1,000,000, $1,000,000, and $2,000,000 in 2009, 2008, and 2007, respectively.  These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.  The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code.  The savings plan allows for deferral of income through contributions to the plan, with certain restrictions.  Company matching contributions are in the form of cash.  In 2009, 2008, and 2007, the Company recorded expense for matching contributions of $488,000, $296,000, and $648,000 respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

POSTRETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2009 and 2008 for the Company's U.S. postretirement health care and life insurance benefits.

	U.S. Postretirement Benefits
(In thousands)	2009	2008
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,148	$3,504
Service cost	81	96
Interest cost	222	209
Actuarial loss/(gain)	445	(522)
Benefit payments	(137)	(139)
Projected benefit obligation-end of year	$3,759	$3,148
Change in Plan Assets
Plan assets at fair value-beginning of year	$342	$365
Actual return on plan assets	23	10
Benefit payments	(35)	(33)
Plan assets at fair value-end of year	$330	$342

Funded Status	$(3,429)	$(2,806)
Balance Sheet Amounts
Noncurrent liabilities	$(3,429)	$(2,806)

Expected future benefit payments, which reflect expected future service, were as follows as of November 30, 2009, in thousands:

U.S. Post-
Retirement
Year ending November 30,	Benefits
2010	$264
2011	251
2012	259
2013	260
2014	282
2015 - 2019	1,648

Net periodic benefit costs for the Company's postretirement health care and life insurance benefits for 2009, 2008 and 2007 included the following components:

	U.S. Postretirement Benefits
(In thousands)	2009	2008	2007
Service cost	$81	$96	$88
Interest cost	222	209	202
Expected return on plan assets	(29)	(32)	(35)
Amortization of unrecognized prior service cost	19	19	19
Amortization of unrecognized net transition obligation	46	46	46
Amortization of accumulated loss	5	11	15
Net periodic cost	$344	$349	$335

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:
	U.S. Postretirement Benefits
	2009	2008	2007
Weighted-average discount rate	5.70%	7.29%	6.15%
Rate of increase in compensation levels	3.50%	4.25%	3.65%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2009	2008	2007
Weighted-average discount rate	7.29%	6.15%	5.95%
Rate of increase in compensation levels	4.25%	3.65%	3.45%

The assumed health care cost trend remained at 9% in 2009, and the rate is assumed to decline gradually to 5% by 2013 and beyond.  The effect of a one-percentage-point change in the assumed health care cost trend would have changed the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2009, as follows:

	1%	1%
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$19	$(16)
Effect on postretirement benefit obligation	151	(134)

The Company provides life insurance to eligible executives with life insurance protection equal to three times base salary.  Upon retirement, the executive is provided with life insurance protection equal to final base salary.  There were no expenses related to this plan in 2009, 2008 or 2007.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to 3.5 times total annual compensation of such employees.

NOTE 17 - CAPITAL STOCK

The Company is incorporated in Delaware.  The articles of incorporation authorize 24,000,000 shares of $2.50 par value Common Stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock.  The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors.  As of November 30, 2009, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

As of November 30, 2009, 9,209,836 shares of Common Stock were issued and outstanding, including 53,881 restricted shares.  Restrictions limit the sale and transfer of these shares.  On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) become unrestricted.  The restrictions are scheduled to lapse as follows: 26,850 shares will become unrestricted in 2010 and 17,636 shares in 2011 and 9,395 shares in 2012.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 18 - SEGMENT INFORMATION

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

The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Sales for export did not exceed 10% of consolidated sales in 2009, 2008 or 2007.  In 2009, Siemens Power Generation, Inc. purchased $66.4 million of wind towers from the Company, which was approximately 12% of the Company’s total consolidated sales.  Sales to any individual customer did not exceed 10% of consolidated sales in 2008 or 2007.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	SEGMENT INFORMATION
	Fiberglass-	Water	Infrastructure		Discontinued
(In thousands)	Composite Pipe	Transmission	Products	Other	Operations	Eliminations	Total
2009
Sales	$225,444	$177,281	$144,235	$-	$-	$(16)	$546,944
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	68,172	1,941	13,216	(30,405)	-	-	52,924
Equity in earnings of joint venture, net of taxes	-	-	-	(5,512)	-	-	(5,512)
Income from joint ventures - cost method	4,764	-	-	-	-	-	4,764
Investments
Equity method venture	-	-	-	30,626	-	-	30,626
Cost method ventures	3,784	-	-	-	-	-	3,784
Long-lived assets	81,915	98,147	66,232	37,088	1,944	-	285,326
Total assets	314,980	191,981	95,311	307,071	-	(146,794)	762,549
Capital expenditures	27,473	13,109	4,256	2,036	-	-	46,874
Depreciation and amortization	6,639	9,631	5,187	651	-	-	22,108
2008
Sales	274,129	215,308	179,059	-	-	(953)	667,543
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	80,994	(9,212)	25,535	(33,640)	-	-	63,677
Equity in earnings of joint venture, net of taxes	-	-	-	10,337	-	-	10,337
Income from joint ventures - cost method	2,514	1,496	-	-	-	-	4,010
Investments
Equity method venture	-	-	-	14,428	-	-	14,428
Cost method ventures	3,784	-	-	-	-	-	3,784
Long-lived assets	52,314	94,518	60,581	37,131	(107)	-	244,437
Total assets	303,672	235,664	107,792	227,399	144	(148,349)	726,322
Capital expenditures	23,269	25,457	10,548	1,897	(474)	-	60,697
Depreciation and amortization	5,833	7,729	5,987	860	-	-	20,409
2007
Sales	237,850	190,261	205,711	-	-	(2,812)	631,010
Income from continuing operations
before interest, income taxes and equity in earnings of joint venture	62,347	(6,026)	35,929	(38,061)	-	-	54,189
Equity in earnings of joint venture, net of taxes	-	-	-	15,383	-	-	15,383
Income from joint ventures - cost method	2,451	-	-	-	-	-	2,451
Investments
Equity method venture	-	-	-	14,677	-	-	14,677
Cost method ventures	3,784	-	-	-	-	-	3,784
Long-lived assets	42,270	77,429	53,747	34,536	(107)	-	207,875
Total assets	260,567	218,247	103,993	226,239	144	(103,378)	705,812
Capital expenditures	6,810	31,219	8,675	993	-	-	47,697
Depreciation and amortization	5,294	4,911	5,891	938	-	-	17,034

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	GEOGRAPHIC AREAS
	United
(In thousands)	States	Europe	Asia	Other	Eliminations	Total
2009
Sales to external customers	$375,297	$27,014	$121,341	$23,308	$(16)	$546,944
Long-lived assets	230,705	8,647	27,619	18,355	-	285,326
Total assets	621,667	47,427	185,462	55,469	(147,476)	762,549
2008
Sales to external customers	459,840	35,694	135,057	37,905	(953)	667,543
Long-lived assets	197,159	7,811	25,764	13,703	-	244,437
Total assets	610,102	44,463	198,491	21,615	(148,349)	726,322
2007
Sales to external customers	453,705	47,844	112,306	19,967	(2,812)	631,010
Long-lived assets	165,144	10,110	24,115	8,506	-	207,875
Total assets	452,697	53,718	246,742	56,033	(103,378)	705,812

NOTE 19 – FAIR VALUE MEASUREMENT

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

The Company primarily applies the income and market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

A fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The three levels of the fair value hierarchy are as follows:

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

Level 3
Pricing inputs include significant inputs that are generally less observable from objective sources.  These inputs may be used with internally developed methodologies that result in Management’s best estimate of fair value from the perspective of a market participant.  Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs.  At each balance sheet date, the Company performs an analysis of all instruments and includes in Level 3 all of those whose fair value is based on significant unobservable inputs.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Assets and liabilities measured at fair value on a recurring basis included the following as of November 30, 2009:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$16	$-	$16
Total liabilities	$-	$16	$-	$16

Assets and liabilities measured at fair value on a recurring basis include the following as of November 30, 2008:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$63	$-	$63
Total liabilities	$-	$63	$-	$63

In addition to the liabilities listed above, the Company’s financial instruments also include cash and cash equivalents.

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of November 30, 2009, the Company held one foreign currency forward contract aggregating $6,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $660,000 U.S. dollars, hedging Euros compared to holding one foreign currency forward contract aggregating $500,000, hedging U.S. dollars to Singapore dollars, and two contracts aggregating $769,000, hedging U.S. dollars to Euros at November 30, 2008.  Such instruments had a combined fair value loss of $16,000 and $63,000 as of November 30, 2009 and 2008, respectively, based on quotations from financial institutions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2009 and 2008, follow:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Sales	$146,002	$132,920	$131,378	$136,644
Gross profit	34,921	36,550	35,618	38,363
Income from continuing operations, net of taxes	3,826	9,426	5,948	13,283
Income from discontinued operations, net of taxes	-	-	-	817
Net income	3,826	9,426	5,948	14,100
Diluted net income per share:
Income from continuing operations, net of taxes	.42	1.03	.65	1.44
Income from discontinued operations, net of taxes	-	-	-	.09
Net income	.42	1.03	.65	1.53
Stock price per share-high	66.25	60.21	79.20	89.00
Stock price per share-low	44.84	41.86	50.81	56.96
Dividends per share	.30	.30	.30	.30
2008
Sales	149,769	159,793	170,107	187,874
Gross profit	33,452	39,746	37,455	42,968
Income from continuing operations, net of taxes	9,737	16,333	14,998	17,524
Income from discontinued operations, net of taxes	-	-	-	-
Net income	9,737	16,333	14,998	17,524
Diluted net income per share:
Income from continuing operations, net of taxes	1.07	1.78	1.63	1.91
Income from discontinued operations, net of taxes	-	-	-	-
Net income	1.07	1.78	1.63	1.91
Stock price per share-high	110.84	122.79	130.51	117.38
Stock price per share-low	79.06	88.52	109.50	33.30
Dividends per share	.25	.30	.30	.30

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction  with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 and Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2008.  As discussed in Note 1 and Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans in 2007 and 2009.

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
January 29, 2010

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2009 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  No changes were made in the Company's internal control over financial reporting during the fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on Management's evaluation under the framework in “Internal Control - Integrated Framework”, Management concluded that internal control over financial reporting was effective as of November 30, 2009.  The effectiveness of the Company’s internal control over financial reporting as of November 30, 2009 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Information with respect to the executive officers who are not directors of the Company is located in Item 4 of this report.

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

ITEM 11 - EXECUTIVE COMPENSATION *

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS *

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE *

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES *

* The information required by Items 11, 12, 13 and 14 is contained in the Company's Proxy Statement. Such information is incorporated herein by reference.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   (1) CONSOLIDATED FINANCIAL STATEMENTS:

The following financial statements are included in this Annual Report on Form 10-K in Item 8:

Consolidated Statements of Income for the years ended November 30, 2009, 2008 and 2007.
Consolidated Balance Sheets as of November 30, 2009 and 2008.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2009, 2008 and 2007.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2009, 2008 and 2007.
Consolidated Statements of Cash Flows for the years ended November 30, 2009, 2008 and 2007.
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The following additional financial data should be read in conjunction with the Consolidated Financial Statements. Schedules not included with this additional financial data are omitted because they are either not applicable, not required, not significant, or the required information is provided in the Consolidated Financial Statements under Financial Statements and Supplementary Data, under Item 8.

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

10.1	Seventh Amendment to Credit Agreement dated August 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 30, 2009)
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

10.4	Performance Stock Unit Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 21, 2007)**
10.5	Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10(2) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.6	Amendment to Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.7	Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.8	Amendment to Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.9	Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000)**
10.10	Amendment to Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.11	Letter Agreement dated October 19, 2009 between the Company and James R. McLaughlin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2009)**
10.12	Change of Control Agreement between Stephen E. Johnson and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.13	2001 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2001)**
10.14	2004 Stock Incentive Plan (incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 24, 2004)**
10.15	Key Executive Long-Term Cash Incentive Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 26, 2008)**
10.16	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2006)**
10.17	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 23, 2006)**
21	Subsidiaries of the Registrant *
23.1	Consent of PricewaterhouseCoopers LLP *
23.2	Consent of PricewaterhouseCoopers LLP regarding TAMCO *
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *
99.1	TAMCO Financial Statements as of November 30, 2009, and for each of the three years in the period ended November 30, 2009 and associated Report of Independent Registered Public Accounting Firm *
     *   Filed herewith
    **   Compensatory plan or arrangement

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2009
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$7,009	$1,487	$(2,191)	$(954	) *	$5,351
Valuation allowance	10,248	(1,579)	-	(1,596)		7,073

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$6,235	$4,419	$(3,533)	$(112	) *	$7,009
Valuation allowance	15,611	24	-	(5,387)		10,248

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2007
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$4,912	$3,248	$(2,212)	$287	*	$6,235
Valuation allowance	21,900	(3,313)	-	(2,976)		15,611

* Translation adjustment.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Chief Financial Officer

Date: January 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 1-29-10	/s/ James S. Marlen	Director, Chairman of the Board, President
	James S. Marlen	and Chief Executive Officer
(Principal Executive Officer)

Date: 1-29-10	/s/ Gary Wagner	Senior Vice President, Finance and Administration,
	Gary Wagner	and Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: 1-29-10	/s/David Davenport	Director
David Davenport

Date: 1-29-10	/s/J. Michael Hagan	Director
J. Michael Hagan

Date: 1-29-10	/s/Terry L.Haines	Director
Terry L. Haines

Date: 1-29-10	/s/William D. Horsfall	Director
William D. Horsfall

Date: 1-29-10	/s/John E. Peppercorn	Director
John E. Peppercorn