Form 10-Q
period 2010-02-28
AMERON INTERNATIONAL CORP
filed 2010-04-01
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of outstanding shares of Common Stock, $2.50 par value, was 9,220,790 on February 28, 2010.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended February 28, 2010

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	February 28,	March 1,
(Dollars in thousands, except per share data)	2010	2009
Sales	$109,018	$146,002
Cost of sales	(79,572)	(111,081)
Gross profit	29,446	34,921

Selling, general and administrative expenses	(27,262)	(26,408)
Other income, net	542	470
Income before interest, income taxes and equity in loss of affiliate	2,726	8,983
Interest expense, net	(107)	(171)
Income before income taxes and equity in loss of affiliate	2,619	8,812
Provision for income taxes	(760)	(2,644)
Income before equity in loss of affiliate	1,859	6,168
Equity in loss of affiliate, net of taxes	(776)	(2,342)
Net income	$1,083	$3,826

Net income per share allocated to Common Stock (see Note 7)
Basic	$.12	$.42

Diluted	$.12	$.41

Weighted-average shares (basic)	9,177,383	9,146,678
Weighted-average shares (diluted)	9,200,024	9,159,798

Cash dividends per share	$.30	$.30

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	February 28,	November 30,
(Dollars in thousands)	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$155,284	$181,114
Receivables, less allowances of $5,736 in 2010 and $5,351 in 2009	136,469	151,210
Inventories	73,061	62,700
Deferred income taxes	19,296	19,795
Prepaid expenses and other current assets	12,171	11,585

Total current assets	396,281	426,404

Investments
Equity method affiliate	32,286	30,626
Cost method affiliates	3,784	3,784

Property, plant and equipment
Land	45,778	46,029
Buildings	100,188	100,583
Machinery and equipment	346,725	345,604
Construction in progress	32,034	32,306

Total property, plant and equipment at cost	524,725	524,522
Accumulated depreciation	(287,111)	(286,014)

Total property, plant and equipment, net	237,614	238,508
Deferred income taxes	14,320	14,321
Goodwill and intangible assets, net of accumulated amortization of $1,263 in 2010 and $1,257 in 2009	2,079	2,088
Other assets	46,946	46,818

Total assets	$733,310	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	February 28,	November 30,
(Dollars in thousands, except per share data)	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$7,258	$7,366
Trade payables	43,565	44,052
Accrued liabilities	67,964	77,515
Income taxes payable	9,614	10,004

Total current liabilities	128,401	138,937

Long-term debt, less current portion	30,735	30,933
Deferred income taxes	1,680	1,710
Other long-term liabilities	88,208	99,379

Total liabilities	249,024	270,959

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,220,790 shares in 2010 and 9,209,836 shares in 2009	29,979	29,920
Additional paid-in capital	59,410	59,531
Retained earnings	498,546	500,224
Accumulated other comprehensive loss	(46,754)	(42,036)
Treasury Stock (2,770,902 shares in 2010 and 2,758,356 shares in 2009)	(56,895)	(56,049)

Total stockholders' equity	484,286	491,590

Total liabilities and stockholders' equity	$733,310	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	February 28,	March 1,
(Dollars in thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$1,083	$3,826
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	6,282	5,268
Amortization	9	9
Loss from affiliate	842	2,592
Loss from sale of property, plant and equipment	-	19
Stock compensation expense	627	1,015
Changes in operating assets and liabilities:
Receivables, net	13,914	23,299
Inventories	(10,918)	14,477
Prepaid expenses and other current assets	(670)	216
Other assets	(262)	27
Trade payables	(61)	(9,988)
Accrued liabilities and income taxes payable	(9,515)	(8,565)
Other long-term liabilities and deferred income taxes	(11,366)	246
Net cash (used in)/provided by operating activities	(10,035)	32,441

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	156	134
Additions to property, plant and equipment	(7,146)	(12,366)
Investment in affiliate	-	(10,000)
Loan to affiliate	(2,500)	-
Net cash used in investing activities	(9,490)	(22,232)

FINANCING ACTIVITIES
Dividends on Common Stock	(2,761)	(2,757)
Excess tax benefit related to stock-based compensation	-	819
Purchase of treasury stock	(846)	(972)
Net cash used in financing activities	(3,607)	(2,910)

Effect of exchange rate changes on cash and cash equivalents	(2,698)	(2,399)
Net change in cash and cash equivalents	(25,830)	4,900
Cash and cash equivalents at beginning of period	181,114	143,561

Cash and cash equivalents at end of period	$155,284	$148,461

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of February 28, 2010, and consolidated results of operations and cash flows for the three months ended February 28, 2010.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended February 28, 2010 and March 1, 2009 consisted of 90 days and 91 days, respectively.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2009 ("2009 Annual Report").

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance requiring unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents are accounted for as participating securities subject to the two-class method of computing earnings per share.  All earnings per share data for periods prior to adoption are required to be adjusted retrospectively.  The Company adopted the guidance as of December 1, 2009, and the adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 7 for a reconciliation of net income allocated to Common Stock using the two-class method.

In December 2008, the FASB issued revised guidance for employers’ disclosures about postretirement benefit plan assets effective for fiscal years ending after December 15, 2009.  The FASB requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company will adopt the revised guidance as of November 30, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated.  The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity.  The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures.  The Company adopted the guidance as of December 1, 2009, and adoption did not have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures are effective for reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, insurance and settlements, which are effective for fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 – RECEIVABLES

The Company’s receivables consisted of the following:

	February 28,	November 30,
(In thousands)	2010	2009
Trade	$111,860	$121,822
Affiliates	843	960
Other	29,502	33,779
Allowances	(5,736)	(5,351)
	$136,469	$151,210

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $29,733,000 and $33,705,000 at February 28, 2010 and November 30, 2009, respectively.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	February 28,	November 30,
(In thousands)	2010	2009
Finished products	$31,026	$30,100
Materials and supplies	28,789	22,952
Products in process	13,246	9,648
	$73,061	$62,700

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Interest paid	$52	$51
Income taxes paid	1,869	2,102

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 6 – AFFILIATES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Net sales	$19,122	$17,797
Gross loss	(1,257)	(7,633)
Net loss	(1,683)	(5,184)

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.  Earnings from ASAL and BL, if any, are included in other income, net.

Earnings and dividends from the Company's affiliates were as follows:

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Earnings from affiliate
Equity in loss of TAMCO before income taxes	$(842)	$(2,592)
Less benefit for income taxes	66	250
Equity in loss of TAMCO, net of taxes	$(776)	$(2,342)

No dividends were received from affiliates during the first quarters of 2010 and 2009.  TAMCO’s shareholders made a $20,000,000 capital contribution to TAMCO in February, 2009.  The Company’s share of the funding from shareholders totaled $10,000,000.  In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40,000,000.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of February 28, 2010, TAMCO borrowed $35,000,000 under the facility, of which $17,500,000 was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO.

NOTE 7 – NET INCOME PER SHARE

Basic and diluted net income per share are computed using the two-class method which allocates earnings to both Common Stock and participating securities.  Under the two-class method, unvested restricted Common Stock with non-forfeitable rights to dividends are considered participating securities.  Dividends from such participating securities are excluded from net income allocated to Common Stock for purposes of the two-class method calculation.

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented.  Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock, using the treasury stock method.  Stock options and restricted stock of 19,936 and 46,788 are excluded from the below calculation for the quarters ended February 28, 2010 and March 1, 2009, respectively, as inclusion would be anti-dilutive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a reconciliation of net income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net income per share allocated to Common Stock:

	Three Months Ended
	February 28,	March 1,
(In thousands, except shares and per share data)	2010	2009
Numerator:
Net income	$1,083	$3,826
Less: net income allocated to participating securities	(14)	(29)
Net income allocated to Common Stock	1,069	3,797

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,177,383	9,146,678

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,177,383	9,146,678
Dilutive effect of stock options and restricted stock	22,641	13,120
Weighted-average shares outstanding, diluted	9,200,024	9,159,798

Net income per share allocated to Common Stock
Basic	$.12	$.42

Diluted	$.12	$.41

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Net income	$1,083	$3,826
Foreign currency translation adjustment	(4,718)	(3,402)
Comprehensive (loss)/income	$(3,635)	$424

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:

	February 28,	November 30,
(In thousands)	2010	2009
Fixed-rate notes:
4.25%, payable in Singapore dollars, in annual principal installments of $7,258	$21,774	$22,098
Variable-rate industrial development bonds:
payable in 2016 (.50% at February 28, 2010)	7,200	7,200
payable in 2021 (.50% at February 28, 2010)	8,500	8,500
Variable-rate bank revolving credit facility (5.00% at February 28, 2010)	519	501
Total long-term debt	37,993	38,299
Less current portion	(7,258)	(7,366)
Long-term debt, less current portion	$30,735	$30,933

The Company maintains a $100,000,000 revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize for letters of credit at a similar spread, at any time until maturity in August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At February 28, 2010, $17,932,000 of the Revolver was utilized for standby letters of credit; therefore, $82,068,000 was available under the Revolver.

The lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of February 28, 2010.  The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

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

	Carrying	Fair
(In thousands)	Amount	Value
February 28, 2010
Fixed-rate, long-term debt	$21,774	$22,746
Variable-rate, long-term debt	16,219	16,219

November 30, 2009
Fixed-rate, long-term debt	22,098	22,741
Variable-rate, long-term debt	16,201	16,201

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company used a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile to determine fair value.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at the respective date plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 10 – SEGMENT INFORMATION

The Company has determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO is not included in any of these segments.  The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of affiliate for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature are not allocated to the reportable segments, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out ("LIFO") method, certain unusual legal costs and expenses, interest expense and income taxes.

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Sales
Fiberglass-Composite Pipe	$54,506	$56,741
Water Transmission	25,812	51,543
Infrastructure Products	28,706	37,719
Eliminations	(6)	(1)
Total Sales	$109,018	$146,002

Income Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$14,051	$14,647
Water Transmission	(1,882)	513
Infrastructure Products	1,215	3,785
Corporate and unallocated	(10,658)	(9,962)
Total Income Before Interest, Income Taxes and Equity in Loss of Affiliate	$2,726	$8,983

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	February 28,	November 30,
(In thousands)	2010	2009
Assets
Fiberglass-Composite Pipe	$301,332	$314,980
Water Transmission	190,823	191,981
Infrastructure Products	95,497	95,311
Corporate and unallocated	323,038	307,071
Eliminations	(177,380)	(146,794)
Total Assets	$733,310	$762,549

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of February 28, 2010, the Company was a defendant in 22 asbestos-related cases, compared to 20 cases as of November 30, 2009.  During the quarter ended February 28, 2010, there were five new asbestos-related cases, one case dismissed, two cases settled, no judgments and recovery of $7,000, net of expenses.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the quarter ended February 28, 2010, the Company incurred $51,000 for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

	Three Months Ended
	February 28,	March 1,
(In thousands)	2010	2009
Balance, beginning of period	$3,396	$3,238
Payments	(814)	(1,068)
Warranties issued during the period	99	762
Balance, end of period	$2,681	$2,932

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 – GOODWILL

The Company’s carrying amount of goodwill by business segment was as follows:

		Foreign
		Currency
	November 30,	Translation	February 28,
(In thousands)	2009	Adjustments	2010
Fiberglass-Composite Pipe	$1,440	$-	$1,440
Water Transmission	366	1	367
Infrastructure Products	201	-	201
	$2,007	$1	$2,008

NOTE 14 – INCENTIVE STOCK COMPENSATION PLANS

As of February 28, 2010, the Company had outstanding grants under the following share-based compensation plans:

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

•  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the three months ending February 28, 2010 and March 1, 2009, the Company granted 11,500 and 16,200 restricted shares to key employees with a fair value on the grant date of $781,000 and $806,000, respectively.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested each February of 2008, 2009, and 2010, so long as a change of control of the Company has not occurred prior to the applicable grant date and the key employee continues to be employed by the Company on such grant date.  The fair value of those shares on the date promised was $5,395,000.  Additionally, the key employee received a grant of performance stock units, pursuant to which from 8,000 to 24,000 shares of the Company’s Common Stock may be issued depending on the price of the Common Stock on the date the award vests, no later than November 30, 2010.  A lattice model was used with volatility rate of 38% and risk free rate of 4.04% in determining the fair value of the performance stock units.  The volatility rate was calculated based on historical trading data with the anticipated life of 2.5 years.  The risk-free rate was based on the contemporary yield curve between the two and three year rate.  The fair value of the performance stock units on the grant date was $2,055,000, which is being recognized ratably as stock compensation expense through March 31, 2010.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At February 28, 2010, there were 7,000 shares subject to such stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's income before income taxes and equity in loss of affiliate for the three months ended February 28, 2010 included compensation expense of $627,000, related to stock-based compensation arrangements, compared to $1,015,000 in 2009.  Tax benefit related to this expense was $245,000 in 2010, compared to $397,000 in 2009.  There were no capitalized share-based compensation costs for the three months ended February 28, 2010 and March 1, 2009.

The Company recognized a tax deficiency of $689,000 in the quarter ended February 28, 2010 and an excess tax benefit of $819,000 in the quarter ended March 1, 2009, each related to stock-based compensation.

The following table summarizes the stock option activity for the three months ended February 28, 2009:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2009	36,302	$37.61
Granted	-	-
Exercised	-	-
Outstanding at February 28, 2010	36,302	37.61	3.36	$1,258

Options exercisable at February 28, 2010	34,401	34.09	3.11	$1,258

In the three months ended February 28, 2010 and March 1, 2009, no options were granted, forfeited, exercised, or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the first quarter of 2010 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on February 28, 2010.  This amount will change based on the fair market value of the Company's Common Stock.

As of February 28, 2010, there was $1,701,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

In the three months ended February 28, 2010 and March 1, 2009, 11,500 and 16,200 shares of restricted stock were granted, respectively.  The weighted-average, grant-date fair value of such stock was $67.89 and $49.78, respectively.  The fair value of vested restricted stock and granted promised stock, for the three months ended February 28, 2010 and March 1, 2009 was $2,235,000 and $2,353,000, respectively.  In the three months ended February 28, 2010, 6,000 shares of restricted stock were forfeited with a fair value of $286,000.

The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – EMPLOYEE BENEFIT PLANS

For the three months ended February 28, 2010 and March 1, 2009, net pension and postretirement costs were comprised of the following:

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2010	2009	2010	2009	2010	2009
Service cost	$964	$860	$107	$86	$21	$20
Interest cost	2,919	3,677	629	584	52	56
Expected return on plan assets	(2,851)	(3,442)	(443)	(393)	(7)	(7)
Amortization of unrecognized
prior service cost	13	20	78	72	5	5
Amortization of unrecognized
net transition obligation	-	-	-	-	12	12
Amortization of accumulated loss	2,702	1,753	(40)	(110)	6	1
Net periodic cost adjustment to
retained earnings, pre-tax	-	(408)	-		-
Net periodic cost	$3,747	$2,460	$331	$239	$89	$87

The Company contributed $12,000,000 to its U.S. pension plan and $2,038,000 to its non-U.S. pension plans in the first three months of 2010.  The Company expects to contribute an additional $1,100,000 to its U.S. pension plan and $223,000 to its non-U.S. pension plans during the remainder of 2010.

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes decreased to $760,000 in the first quarter of 2010, from $2,644,000 in the same period of 2009.  The effective tax rate on income from continuing operations decreased to 29.0% in 2010, from 30.0% in 2009.  The effective tax rates for the first quarters of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2010 is not necessarily indicative of the tax rate for the full fiscal year.

At February 28, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $9,346,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $4,794,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,230,000.

The Company anticipates it is reasonably possible the total amount of unrecognized tax benefits may change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates these events could reasonably result in a possible decrease in unrecognized tax benefits of $689,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,054,000 were recorded as a liability in the Company’s consolidated balance sheet at February 28, 2010, compared to $1,030,000 as of November 30, 2009.

The Company’s federal income tax returns remain subject to examination for the 2007 and forward tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes for all years from 2000.  The Company also files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for all years from 2002.

NOTE 17 – FAIR VALUE MEASURMENTS

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Liabilities measured at fair value on a recurring basis included the following as of February 28, 2010:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$31	$-	$31
Total liabilities	$-	$31	$-	$31

Liabilities measured at fair value on a recurring basis included the following as of March 1, 2009:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$10	$-	$10
Total liabilities	$-	$10	$-	$10

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company uses foreign currency derivatives.  As of February 28, 2010, the Company held one foreign currency forward contract in the amount of $4,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $665,000 U.S. dollars, hedging Euros.  As of March 1, 2009, the Company held one foreign currency forward contract totaling $6,000,000 U.S. dollars, hedging Singapore dollars.  Such instruments had a combined fair value loss of $31,000 and $10,000 as of February 28, 2010 and March 1, 2009, respectively, based on quotations from financial institutions.  Derivatives are reported as receivables and or liabilities on the balance sheet and recognized as other income, net, on the income statement.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron", the "Company", the “Registrant” or the “Corporation”) is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials; and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand, aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also has partial ownership of several affiliated companies, directly in the U.S. and Saudi Arabia, and indirectly in Egypt.

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

A summary of the Company's significant accounting policies is provided in Note (1) of the Notes to Consolidated Financial Statements, under Part II, Item 8, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009 (“2009 Annual Report”).  In addition, Management believes the following accounting policies affect the more significant estimates used in preparing the consolidated financial statements.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Revenue for the Fiberglass-Composite Pipe and Infrastructure Products segments is recognized when risk of ownership and title pass, primarily at the time goods are shipped, provided that an agreement exists between the customer and the Company, the price is fixed or determinable and collection is reasonably assured.  Revenue is recognized for the Water Transmission Group primarily under the percentage of completion method, typically based on completed units of production, since products are manufactured under enforceable and binding construction contracts, typically are designed for specific applications, are not interchangeable between projects, and are not manufactured for stock.  Revenue for the period is determined by multiplying total estimated contract revenue by the percentage-of-completion of the contract and then subtracting the amount of previously recognized revenue.  Cost of earned revenue is computed by multiplying estimated contract completion cost by the percentage of completion of the contract and then subtracting the amount of previously recognized cost.  In some cases, if products are manufactured for stock or are not related to specific construction contracts, revenue is recognized under the same criteria used by the other two segments.  Revenue under the percentage-of-completion method is subject to a greater level of estimation, which affects the timing of revenue recognition, costs and profits.  Estimates are reviewed on a consistent basis and are adjusted periodically to reflect current expectations.  Costs attributable to unpriced change orders are treated as costs of contract performance in the period, and contract revenue is recognized if recovery is probable.  Disputed or unapproved change orders are treated as claims.  Recognition of amounts of additional contract revenue relating to claims occurs when amounts have been received or awarded with recognition based on the percentage-of-completion methodology.

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

Investments in unconsolidated, partially-owned affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investments are carried at the cost of acquisition, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in affiliates over which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is self-insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company purchases varying levels of third-party insurance to cover losses subject to retention levels (deductibles or primary self-insurance) and aggregate limits.  Currently, the Company's retention levels are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2010, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $267.9 million, a decrease of $19.6 million from working capital of $287.5 million as of November 30, 2009.  The decrease resulted primarily from a decrease in cash and cash equivalents and receivables, partially offset by an increase in inventories and decreases in trade payables, accrued liabilities and income taxes payable.  Receivables declined primarily due to a slowdown in business activity.  The growth in inventories was due to project timing.  Cash and cash equivalents totaled $155.3 million as of February 28, 2010, compared to $181.1 million as of November 30, 2009.  The reduction in cash and cash equivalents was primarily due to contributions to the Company’s pension plans, payment of accrued liabilities and funding requirements related to TAMCO.

In the three months ended February 28, 2010, net cash of $10.0 million was used in operating activities, compared to $32.4 million generated in 2009.  In the three months ended February 28, 2010, the Company's cash used in operating activities included net income of $1.1 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate and stock compensation expense) of $7.8 million, offset by changes in operating assets and liabilities of $18.9 million.  In the three months ended March 1, 2009, cash from operating activities included net income of $3.8 million, plus similar non-cash adjustments (depreciation, amortization, loss from affiliate, loss from sale of property and stock compensation expense) of $8.9 million, plus changes in operating assets and liabilities of $19.7 million.  The increased use of cash for operating assets and liabilities in 2010 was primarily due to higher inventories and lower liabilities, partially offset by lower receivables.

Net cash used in investing activities totaled $9.5 million in the three months ended February 28, 2010, compared to $22.2 million in the three months ended March 1, 2009.  Net cash used in investing activities during the first quarter of 2010 consisted of capital expenditures of $7.1 million, compared to $12.4 million in the same period of 2009.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Texas and Brazil in 2010 and 2009.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2010, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.  During the first quarter of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned affiliate which operates a steel mini-mill in California.  The Company provided additional funding of $2.5 million during the first quarter of 2010 to TAMCO as part of the Company’s $20.0 million commitment under a $40.0 million senior secured credit facility provided by TAMCO’s shareholders.  As of February 28, 2010, TAMCO’s usage of the facility totaled $35.0 million, of which $17.5 million was borrowed from the Company.

Net cash used in financing activities totaled $3.6 million during the three months ended February 28, 2010, compared to $2.9 million used in the three months ended March 1, 2009.  Net cash used in financing activities in 2010 consisted of payment of Common Stock dividends of $2.8 million and treasury stock purchases of $.8 million, related to the payment of taxes associated with the vesting of restricted shares.  Net cash used in financing activities in 2009 consisted of payment of Common Stock dividends of $2.8 million and similar treasury stock purchases of $1.0 million.   In 2009, the Company recorded $.8 million of tax benefits related to stock-based compensation.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company’s primary bank line is a revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, determined based on the Company’s financial condition and performance) or utilize for letters of credit at a similar spread, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At February 28, 2010, $82.1 million was available under the Revolver.

The Revolver contains various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $142.2 million as of February 28, 2010.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At February 28, 2010, the Company maintained a consolidated leverage ratio of .57 times EBITDA.  The Revolver requires the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At February 28, 2010, qualifying tangible assets equaled 4.31 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At February 28, 2010, the Company maintained such a fixed charge coverage ratio of 1.94 times.  Under the most restrictive provisions of the Company's lending agreements, $16.3 million of retained earnings were not restricted at February 28, 2010, as to the declaration of cash dividends or the repurchase of Company stock.  At February 28, 2010, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at February 28, 2010 totaled $155.3 million, a decrease of $25.8 million from November 30, 2009.  At February 28, 2010, the Company had total debt outstanding of $38.0 million, compared to $38.3 million at November 30, 2009, and approximately $107.3 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2010 were $38.0 million.

Cash balances are held throughout the world, including $98.0 million held outside of the U.S. at February 28, 2010.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

The Company contributed $12.0 million to its U.S. pension plan and $2.0 million to its non-U.S. pension plans in the first three months of 2010.  The Company expects to contribute an additional $.2 million to its non-U.S. pension plans and $1.1 million to its U.S. pension plan during the remainder of 2010.

In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40.0 million.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of February 28, 2010, TAMCO borrowed $35.0 million under the facility, of which $17.5 million was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at February 28, 2010 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$37,993	$7,258	$15,035	$-	$15,700

Interest payments on debt (a)	2,641	1,083	1,081	157	320

Operating leases	36,025	4,562	6,018	2,694	22,751

Pension funding	1,323	1,323	-	-	-

Uncertain tax positions	689	689	-	-	-

Total contractual obligations (b)	$78,671	$14,915	$22,134	$2,851	$38,771

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,865	$1,865	$-	$-	$-

Total commercial commitments (b)	$1,865	$1,865	$-	$-	$-

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

RESULTS OF OPERATIONS: 2010 COMPARED WITH 2009

General

Net income totaled $1.1 million, or $.12 per diluted share, on sales of $109.0 million in the quarter ended February 28, 2010, compared to $3.8 million, or $.41 per diluted share, on sales of $146.0 million in the first quarter of 2009.  The Fiberglass-Composite Pipe Group had slightly lower sales and profits due primarily to continued weakness in onshore oilfield and chemical and industrial markets.  The Water Transmission Group had lower sales and was unprofitable due to sluggish water pipe and wind tower demand and weather-related production delays.   The Infrastructure Products Group had lower sales and lower income due to the decline in both the Pole Products Division and the Hawaii Division associated with continued reduced construction spending throughout the U.S. The quarterly decline in operating income from consolidated businesses in 2010 was offset by a reduction in losses from TAMCO, the Company’s 50%-owned affiliate which operates a steel mini-mill in California.

Sales

Total consolidated sales decreased $37.0 million, or 25.3%, in the first quarter of 2010, compared to the first quarter of 2009.  Sales decreased due to weather delays and due to weak economic conditions which affected all of the Company’s businesses.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe's sales decreased $2.2 million, or 3.9%, in the first quarter of 2010, compared the first quarter of 2009.  Sales from operations in the U.S. decreased $7.0 million in 2010 primarily due to lower demand for onshore oilfield piping and weak industrial, offshore and municipal markets.  Sales from Asian subsidiaries increased $4.0 million in 2010 due to growth in the marine and offshore segments and the impact of favorable foreign exchange.  Sales from European operations decreased $4.2 million in the first quarter of 2010 in spite of a favorable foreign exchange impact.  The decline was related to softer market conditions in Europe, North Africa and Russia.   Sales from Brazilian operations increased $4.9 million in the first quarter of 2010, due to the operation of a new pipe plant and growth in the municipal market. Worldwide demand declined in key onshore oilfield, chemical and industrial market segments. However, marine and offshore markets remained strong, sustained by new vessel construction at Asian shipyards. Onshore oilfield demand remained weak due to uncertainty regarding financing and the sustainability of energy prices.   Chemical and industrial markets continued to be impacted by the recessionary environment.  Looking forward, onshore oilfield demand appears to be strengthening; and backlogs are increasing due to higher energy prices.  Marine and offshore markets remain relatively healthy.  The Fiberglass-Composite Pipe Group is expected to continue to be impacted by the economic environment in 2010 but may be seeing signs of improvement.

The Water Transmission Group's sales decreased $25.7 million, or 49.9%, in the first quarter of 2010, compared to the first quarter of 2009.  The sales decrease in the first quarter of 2010 was due to weather delays, weaker demand for water pipe in the western U.S. and due to lower wind tower sales.  Sales of wind towers were impacted by the lack of project financing available to wind farm developers.  As of February 28, 2010, the wind tower backlog declined to $21.8 million due to first-quarter production and the lack of new orders.  Until more financing becomes available to the wind industry, wind tower activity is expected to remain depressed.  Near term, the water pipe business is also expected to continue to experience soft market demand.  The timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.  While a number of major wind tower and pipe projects are being followed and planning activities have increased, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

Infrastructure Products' sales decreased $9.0 million, or 23.9%, in the first quarter of 2010, compared to the first quarter of 2009.  The Company’s Hawaii Division had lower sales as residential and commercial construction markets in Hawaii continued to weaken.  The Hawaii Division experienced lower demand for aggregates and ready-mix on both Oahu and Maui as construction spending softened due to the recessionary economy.  Military and governmental spending provided a stable base business, while all other sectors declined.  The Pole Products Division remained impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles and steel traffic poles.  The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of residential construction spending throughout the U.S.  The U.S. residential housing market appears to have bottomed, and demand for Pole Products Division’s decorative concrete poles for residential lighting applications is stabilizing.  However, a significant recovery of the residential market is not expected in the short term.

Gross Profit

Gross profit in the first quarter of 2010 was $29.4 million, or 27.0% of sales, compared to $34.9 million, or 23.9% of sales, in the first quarter of 2009.  Gross profit decreased $5.5 million in the first quarter of 2010, compared to the similar period in 2009, due to lower sales.  Profit margins benefited from the Fiberglass-Composite Pipe Group which had an increased share of the Company’s total sales and higher margins.

Fiberglass-Composite Pipe Group's gross profit increased $.2 million in the first quarter of 2010, compared to the first quarter of 2009.  The Group’s gross profit margins were 40.8% in the first quarter of 2010, compared to 38.8% in the first quarter of 2009. Margins were higher in 2010 due to favorable product mix and lower material costs.  Favorable product mix and lower costs increased gross profit by $1.1 million, while decreased sales reduced margins $.9 million.

Water Transmission Group's gross profit decreased $2.7 million in the first quarter of 2010, compared to the first quarter of 2009, due to lower sales.  Gross profit margins were flat at 10.2% in the first quarter of 2010, compared to 10.4% in the first quarter of 2009 as favorable raw material costs were offset by lower plant utilization.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross profit of the Infrastructure Products Group decreased $3.1 million in the first quarter of 2010, compared to the first quarter of 2009.  Gross profit margins were 15.8% in the first quarter of 2010, compared to 20.3% in the first quarter of 2009.  Margins were lower in 2010 due to pricing pressures related to challenging market conditions.  Lower sales negatively impacted gross profit by $1.8 million in the first quarter of 2010; lower plant utilization decreased gross profit by $1.3 million in the same period.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $27.3 million, or 25.0% of sales, in the first quarter of 2010, compared to $26.4 million, or, 18.1% of sales, in the first quarter of 2009.  The $.9 million increase was due to higher pension expense of $1.0 million, higher expenses of non-U.S. operations due to foreign exchange of $.9 million, higher severance expense of $.8 million, offset by lower compensation expense of $.7 million, lower insurance costs of $.5 million and lower other expenses of $.6 million.

Other Income, Net

Other income, net totaled $.5 million in the first quarter of 2010 and 2009.  Other income, net generally includes income from affiliates, dividend income, foreign currency gains and losses and miscellaneous other items.

Interest

Net interest expense was $.1 million in the first quarter of 2010, compared to $.2 million in the first quarter of 2009.  Interest income remained relatively consistent at $.3 million in the first quarters of 2010 and 2009. Interest expense decreased $.1 million in 2010 due to lower debt levels.

Provision for Income Taxes

Income taxes decreased to $.8 million in the first quarter of 2010, from $2.6 million in the same period of 2009.  The effective tax rate decreased to 29.0% in 2010, from 30.0% in 2009.  The effective tax rates for the first quarters of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first quarter of 2010 is not necessarily indicative of the tax rate for the full year.

Equity in Earnings of Affiliate, Net of Taxes

Equity in earnings of affiliate, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $.8 million in the first quarter of 2010, compared to a loss of $2.3 million in the first quarter of 2009.  Equity earnings are shown net of income taxes.  Equity in losses of TAMCO was taxed at an effective rate of 7.8% and 9.6% in 2010 and 2009, respectively, reflecting the dividend exclusion provided to the Company under current tax laws.  TAMCO’s losses were due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada which began in late 2008.  Given the low level of demand, TAMCO is expected to continue to operate its plant intermittently as incoming orders and inventory levels warrant.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company’s 2009 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Management established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior Management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 28, 2010 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [“Exchange Act”]) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s Management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed below under Item 1A, Risk Factors, in the Company’s 2009 Annual Report on Form 10-K.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of February 28, 2010, the Company was a defendant in 22 asbestos-related cases, compared to 20 cases as of November 30, 2009.  During the quarter ended February 28, 2010, there were five new asbestos-related cases, one case dismissed, two cases settled, no judgments and recovery of $7,000, net of expenses.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company intends to cooperate fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  In the quarter ended February 28, 2010, the Company incurred $51,000 for legal and professional fees in connection with this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

ITEM 1A – RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number (or
	(a)	(b)	(or Units) Purchased	Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	the Plans or Programs**
12/1/09 thru 12/27/09	-	$-	-	-
12/28/09 thru 1/31/10	-	-	-	-
2/1/10 thru 2/28/10	12,546	67.43	-	-

** Does not include shares which may be repurchased to pay taxes applicable to the vesting of such restricted stock.

ITEM 5 – OTHER INFORMATION

No material changes have occurred in the other information disclosure as presented in the Company’s 2009 Annual Report.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 – EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Restated Certificate of Incorporation, effective May 4, 2009 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended May 31, 2009)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated January 29, 2010)
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
10.2
Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2003)**

10.3
First Amendment to Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 21, 2007)**

10.4
Second Amendment to Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 22, 2010)**

10.5	Performance Stock Unit Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 21, 2007)**
10.6	Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10(2) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.7	Amendment to Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.8	Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.9	Amendment to Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.10	Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000)**
10.11	Amendment to Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.12	Letter Agreement dated October 19, 2009 between the Company and James R. McLaughlin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2009)**
10.13	2001 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2001)**
10.14	2004 Stock Incentive Plan (incorporated by reference to Exhibit E to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 24, 2004)**
10.15	Key Executive Long-Term Cash Incentive Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 26, 2008)**
10.16	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2006)**
10.17	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 23, 2006)**
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *

*           Filed herewith
**           Compensatory plan or arrangement

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Gary Wagner, Senior Vice President-Chief Financial Officer

Date: March 31, 2010