Form 10-Q
period 2010-05-30
AMERON INTERNATIONAL CORP
filed 2010-06-25
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2010

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

____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of outstanding shares of Common Stock, $2.50 par value, was 9,246,355 on June 24, 2010.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended May 30, 2010

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Sales	$136,544	$132,920	$245,562	$278,922
Cost of sales	(101,213)	(96,370)	(180,785)	(207,451)
Gross profit	35,331	36,550	64,777	71,471

Selling, general and administrative expenses	(24,138)	(25,877)	(51,400)	(52,285)
Other income, net	969	2,431	1,511	2,902
Income before interest, income taxes and equity in loss of affiliate	12,162	13,104	14,888	22,088
Interest expense, net	(305)	(148)	(412)	(319)
Income before income taxes and equity in loss of affiliate	11,857	12,956	14,476	21,769
Provision for income taxes	(1,899)	(1,975)	(2,659)	(4,619)
Income before equity in loss of affiliate	9,958	10,981	11,817	17,150
Equity in loss of affiliate, net of taxes	(409)	(1,555)	(1,185)	(3,898)
Net income	$9,549	$9,426	$10,632	$13,252

Net income per share allocated to Common Stock (see Note 7)
Basic	$1.03	$1.02	$1.15	$1.44

Diluted	$1.03	$1.02	$1.15	$1.43

Weighted-average shares (basic)	9,205,970	9,171,645	9,191,676	9,159,161
Weighted-average shares (diluted)	9,218,234	9,185,143	9,209,129	9,172,470

Cash dividends per share	$.30	$.30	$.60	$.60

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	May 30,	November 30,
(Dollars in thousands)	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$153,351	$181,114
Receivables, less allowances of $4,589 in 2010 and $5,351 in 2009	155,171	151,210
Inventories	70,865	62,700
Deferred income taxes	18,814	19,795
Prepaid expenses and other current assets	12,870	11,585

Total current assets	411,071	426,404

Investments
Equity method affiliate	27,841	30,626
Cost method affiliates	3,784	3,784

Property, plant and equipment
Land	45,662	46,029
Buildings	100,856	100,583
Machinery and equipment	348,573	345,604
Construction in progress	36,958	32,306

Total property, plant and equipment at cost	532,049	524,522
Accumulated depreciation	(291,440)	(286,014)

Total property, plant and equipment, net	240,609	238,508
Deferred income taxes	14,320	14,321
Goodwill and intangible assets, net of accumulated amortization of $1,269 in 2010 and $1,257 in 2009	2,070	2,088
Other assets	46,521	46,818

Total assets	$746,216	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	May 30,	November 30,
(Dollars in thousands, except per share data)	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$7,263	$7,366
Trade payables	45,933	44,052
Accrued liabilities	69,614	77,515
Income taxes payable	9,038	10,004

Total current liabilities	131,848	138,937

Long-term debt, less current portion	31,874	30,933
Deferred income taxes	1,709	1,710
Other long-term liabilities	90,764	99,379

Total liabilities	256,195	270,959

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,246,355 shares in 2010 and 9,209,836 shares in 2009	30,045	29,920
Additional paid-in capital	60,395	59,531
Retained earnings	505,299	500,224
Accumulated other comprehensive loss	(48,649)	(42,036)
Treasury Stock (2,771,637 shares in 2010 and 2,758,356 shares in 2009)	(57,069)	(56,049)

Total stockholders' equity	490,021	491,590

Total liabilities and stockholders' equity	$746,216	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	May 30,	May 31,
(Dollars In thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$10,632	$13,252
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	12,714	10,657
Amortization	17	19
Loss from affiliate	1,285	4,313
(Gain)/loss from sale of property, plant and equipment	(11)	16
Stock compensation expense	1,433	2,362
Changes in operating assets and liabilities:
Receivables, net	(5,394)	45,120
Inventories	(9,356)	15,873
Prepaid expenses and other current assets	(1,339)	(246)
Other assets	64	(87)
Trade payables	2,377	(7,675)
Accrued liabilities and income taxes payable	(8,226)	(3,637)
Other long-term liabilities and deferred income taxes	(8,325)	(1,221)
Net cash (used in)/provided by operating activities	(4,129)	78,746

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	180	431
Additions to property, plant and equipment	(16,756)	(26,471)
Investment in affiliate	-	(10,000)
Loan to affiliate, net	1,500	-
Net cash used in investing activities	(15,076)	(36,040)

FINANCING ACTIVITIES
Issuance of debt	1,150	427
Dividends on Common Stock	(5,557)	(5,521)
Issuance of Common Stock	306	(1)
Excess tax benefits related to stock-based compensation	-	819
Purchase of treasury stock	(1,081)	(992)
Net cash used in financing activities	(5,182)	(5,268)

Effect of exchange rate changes on cash and cash equivalents	(3,376)	4,581
Net change in cash and cash equivalents	(27,763)	42,019
Cash and cash equivalents at beginning of period	181,114	143,561

Cash and cash equivalents at end of period	$153,351	$185,580

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of May 30, 2010, and consolidated results of operations for the three and six months ended May 30, 2010 and cash flows for the six months ended May 30, 2010.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can change from period to period.  The quarters ended May 30, 2010 and May 31, 2009 each consisted of 91 days.  The six months ended May 30, 2010 and May 31, 2009 consisted of 181 days and 182 days, respectively.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance requiring unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents to be accounted for as participating securities subject to the two-class method of computing earnings per share.  All earnings per share data for periods prior to adoption are required to be adjusted retrospectively.  The Company adopted the guidance as of December 1, 2009, and the adoption did not have a material effect on the Company’s consolidated financial statements.  See Note 7 for a reconciliation of net income allocated to Common Stock using the two-class method.

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

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 – RECEIVABLES

The Company’s receivables consisted of the following:

	May 30,	November 30,
(In thousands)	2010	2009
Trade	$128,066	$121,822
Affiliates	1,462	960
Other	30,232	33,779
Allowances	(4,589)	(5,351)
	$155,171	$151,210

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $28,620,000 and $33,705,000 at May 30, 2010 and November 30, 2009, respectively.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	May 30,	November 30,
(In thousands)	2010	2009
Finished products	$30,288	$30,100
Materials and supplies	28,358	22,952
Products in process	12,219	9,648
	$70,865	$62,700

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Six Months Ended
	May 30,	May 31,
(In thousands)	2010	2009
Interest paid	$572	$681
Income taxes paid	4,878	5,497

NOTE 6 – AFFILIATES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(In thousands)	2010	2009	2010	2009
Net sales	$27,169	$22,460	$46,291	$40,257
Gross profit/(loss)	1,443	(3,645)	186	(11,278)
Net loss	(886)	(3,442)	(2,569)	(8,626)

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.  Earnings from ASAL and BL, if any, are included in other income, net.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Earnings and dividends from the Company's affiliates were as follows:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(In thousands)	2010	2009	2010	2009
Earnings from affiliate
Equity in loss of TAMCO before income taxes	$(443)	$(1,721)	$(1,285)	$(4,313)
Less benefit for income taxes	34	166	100	415
Equity in loss of TAMCO, net of taxes	$(409)	$(1,555)	$(1,185)	$(3,898)
Dividends received from affiliates
TAMCO	$-	$-	$-	$-
ASAL	-	-	-	-
BL	-	2,207	-	2,207

No dividends were received from affiliates during the first half of 2010 and $2,207,000 was received in the first half of 2009.  In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provided TAMCO up to $40,000,000.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of November 30, 2009, TAMCO borrowed $30,000,000 under the facility, of which $15,000,000 was provided by the Company.  As of May 30, 2010, TAMCO’s usage of the facility totaled $27,000,000, of which $13,500,000 was borrowed from the Company.  The Company continues to have a 50% ownership interest in TAMCO.

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

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented.  Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  Stock options and restricted stock of 19,286 and 45,138 are excluded from the below calculation for the quarters and six months ended May 30, 2010 and May 31, 2009, respectively, as inclusion would be anti-dilutive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a reconciliation of net income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net income per share allocated to Common Stock:

	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(In thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net income	$9,549	$9,426	$10,632	$13,252
Less: net income allocated to participating securities	(45)	(62)	(50)	(91)
Net income allocated to Common Stock	9,504	9,364	10,582	13,161

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,205,970	9,171,645	9,191,676	9,159,161

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,205,970	9,171,645	9,191,676	9,159,161
Dilutive effect of stock options and restricted stock	12,264	13,498	17,453	13,309
Weighted-average shares outstanding, diluted	9,218,234	9,185,143	9,209,129	9,172,470

Net income per share allocated to Common Stock
Basic	$1.03	$1.02	$1.15	$1.44

Diluted	$1.03	$1.02	$1.15	$1.43

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:
	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(In thousands)	2010	2009	2010	2009
Net income	$9,549	$9,426	$10,632	$13,252
Foreign currency translation adjustment	(1,895)	13,884	(6,613)	10,482
Comprehensive income	$7,654	$23,310	$4,019	$23,734

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:

	May 30,	November 30,
(In thousands)	2010	2009
Fixed-rate notes:
4.25%, payable in Singapore dollars, in annual principal installments of $7,263	$21,789	$22,098
Variable-rate industrial development bonds:
payable in 2016 (.55% at May 30, 2010)	7,200	7,200
payable in 2021 (.55% at May 30, 2010)	8,500	8,500
Variable-rate bank revolving credit facility (5.59% at May 30, 2010)	1,648	501
Total long-term debt	39,137	38,299
Less current portion	(7,263)	(7,366)
Long-term debt, less current portion	$31,874	$30,933

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company maintains a $100,000,000 revolving credit facility with a syndicate of six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize the facility for letters of credit at a similar spread at any time until maturity in August 2012 when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At May 30, 2010, $17,312,000 of the Revolver was utilized for standby letters of credit; therefore, $82,688,000 was available under the Revolver.

Foreign subsidiaries also maintain unsecured revolving credit facilities with banks.  Foreign subsidiaries may borrow in various currencies at interest rates based upon specified margins over money market rates.  Existing foreign credit facilities permit borrowings of up to $25,717,000.  At May 30, 2010, $1,648,000 was borrowed under these facilities.

The Company’s lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of May 30, 2010.  The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

Estimated fair value of the Company's debt is prepared in accordance with FASB’s fair value disclosure requirements.  These requirements establish a framework for measuring the fair value of financial instruments including a disclosure hierarchy based on the inputs used to measure fair value.  The estimated fair value amounts were determined by the Company using available market information and various valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
May 30, 2010
Fixed-rate, long-term debt	$21,789	$22,427
Variable-rate, long-term debt	17,348	17,348

November 30, 2009
Fixed-rate, long-term debt	22,098	22,741
Variable-rate, long-term debt	16,201	16,201

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

NOTE 10 – SEGMENT INFORMATION

The Company has determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO is not included in any of these segments.  The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of affiliate for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of certain shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature are not allocated to the reportable segments, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (“LIFO”) method, certain unusual legal costs and expenses, interest expense and income taxes.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
(In thousands)	2010	2009	2010	2009
Sales
Fiberglass-Composite Pipe	$64,668	$55,532	$119,174	$112,273
Water Transmission	41,288	42,251	67,100	93,794
Infrastructure Products	30,612	35,147	59,318	72,866
Eliminations	(24)	(10)	(30)	(11)
Total Sales	$136,544	$132,920	$245,562	$278,922

Income Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$17,779	$16,490	$31,830	$31,136
Water Transmission	252	2,182	(1,630)	2,695
Infrastructure Products	2,370	3,059	3,584	6,843
Corporate and unallocated	(8,239)	(8,627)	(18,896)	(18,586)
Total Income Before Interest, Income Taxes and Equity in Loss of Affiliate	$12,162	$13,104	$14,888	$22,088

	May 30,	November 30,
(In thousands)	2010	2009
Assets
Fiberglass-Composite Pipe	$318,813	$314,980
Water Transmission	196,399	191,981
Infrastructure Products	94,183	95,311
Corporate and unallocated	318,178	307,071
Eliminations	(181,357)	(146,794)
Total Assets	$746,216	$762,549

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later then alleged that its claim for damages against all defendants was approximately 440,000,000 Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify a claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  Nonetheless, the Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion sought damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contended that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Settlement has now been reached regarding the Dominion litigation pursuant to a settlement agreement which was executed during the second quarter of 2010.  No payment by the Company is required as part of the settlement.  The terms of the settlement did not have a material effect on the Company’s financial condition or results of operations in the second quarter and are not expected to have a material effect on its results of operation in the future.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20,000,000; but BP America has since reduced its claim to $12,900,000.  The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on January 24, 2011.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of May 30, 2010, the Company was a defendant in 17 asbestos-related cases, compared to 22 cases as of February 28, 2010.  During the quarter ended May 30, 2010, there was one new asbestos-related case, five cases dismissed, one case settled, no judgments or recovery; and expenses totaled $16,000.  In the six months ended May 30, 2010, the Company recovered $36,000, net of expenses.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company has cooperated fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

In addition, certain other claims, suits and complaints that arise in the ordinary course of business have been filed or are pending against the Company.  Management believes that these matters are either adequately reserved, covered by insurance, or would not have a material effect on the Company's financial position, cash flows or results of operations if disposed of unfavorably.

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

	Six Months Ended
	May 30,	May 31,
(In thousands)	2010	2009
Balance, beginning of period	$3,396	$3,238
Payments	(936)	(1,992)
Warranties issued during the period	540	1,699
Balance, end of period	$3,000	$2,945

NOTE 13 – INCENTIVE STOCK COMPENSATION PLANS

As of May 30, 2010, the Company had outstanding grants under the following share-based compensation plans:

• 2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  Prior to termination, a total of 380,000 new shares of Common Stock were made available for awards to key employees and non-employee directors.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the date of grant.

•  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the six months ended May 30, 2010, the Company granted 11,500 restricted shares to key employees with a fair value on the grant date of $781,000 and 10,800 restricted shares to non-employee directors with a fair value on the grant date of $684,000.  During the six months ended May 31, 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant date of $575,000.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested each February of 2009 and 2010.  The fair value of those shares on the date promised was $3,597,000.  Additionally, in April 2010, the key employee was issued 8,000 shares with a market value of $506,000 related to performance stock units granted in 2007.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At May 30, 2010, there were 4,000 shares subject to such stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's income before income taxes and equity in loss of affiliate for the three months ended May 30, 2010 included compensation expense of $806,000, related to stock-based compensation arrangements, compared to $1,347,000 in 2009.  Tax benefit related to this expense was $314,000 in 2010, compared to $525,000 in 2009.  For the six months ended May 30, 2010 and May 31, 2009, compensation expenses were $1,433,000 and  $2,362,000, respectively, related to stock-based compensation arrangements.  Tax benefits related to these expenses were $559,000 and $921,000, respectively.  There were no capitalized share-based compensation costs for the three and six months ended May 30, 2010 and May 31, 2009.

The Company recognized a tax deficiency of $689,000 in the six months ended May 30, 2010 and an excess tax benefit of $819,000 in the six months ended May 31, 2009, each related to stock-based compensation.

The following table summarizes the stock option activity for the six months ended May 30, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2009	36,302	$37.61
Granted	-	-
Exercised	(10,500)	29.23
Outstanding at May 30, 2010	25,802	41.02	3.84	$752

Options exercisable at May 30, 2010	23,901	36.23	3.53	$752

In the six months ended May 30, 2010, 10,500 options were exercised and no options were granted, forfeited, or expired.  In the three months ended May 30, 2010 and the three and six months ended May 31, 2009, no options were granted, exercised, forfeited or expired.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the second quarter of 2010 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on May 30, 2010.  This amount will change based on the fair market value of the Company's Common Stock.

As of May 30, 2010, there was $1,579,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

In the three and six months ended May 30, 2010, 10,800 and 22,300 shares of restricted stock were granted, respectively.  The weighted-average, grant-date fair value of such stock was $63.31 and $65.67, respectively.  The fair value of vested restricted stock and granted promised stock, for the three and six months ended May 30, 2010 was $1,146,000 and $3,381,000, respectively.  For the three and six months ended May 31, 2009, 12,000 and 28,200 shares of restricted stock were granted.  The weighted-average grant-date fair value of such restricted stock was $47.90 and $49.29 per share, respectively.  The fair value of restricted stock, which vested during the three and six months ended May 31, 2009, was $326,000 and $2,678,000, respectively.  In the six months ended May 30, 2010, 6,000 shares of restricted stock were forfeited with a fair value of $286,000.

Net cash proceeds from stock options exercised in the six months ended May 30, 2010 were $306,000.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 – EMPLOYEE BENEFIT PLANS

For the three and six months ended May 30, 2010 and May 31, 2009, net pension and postretirement costs were comprised of the following:

Employee Benefit Plans (Three Months Ended May 30, 2010 and May 31, 2009)

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2010	2009	2010	2009	2010	2009
Service cost	$964	$860	$107	$86	$21	$20
Interest cost	2,919	3,677	629	584	52	56
Expected return on plan assets	(2,851)	(3,442)	(443)	(393)	(7)	(7)
Amortization of unrecognized prior service cost	13	20	78	72	5	5
Amortization of unrecognized net transition obligation	-	-	-	-	12	12
Amortization of accumulated loss	2,702	1,753	(40)	(110)	6	1
Net periodic cost adjustment to retained earnings, pre-tax	-	(408)	-	-	-	-
Net periodic cost	$3,747	$2,460	$331	$239	$89	$87

Employee Benefit Plans (Six Months Ended May 30, 2010 and May 31, 2009)

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2010	2009	2010	2009	2010	2009
Service cost	$1,928	$1,720	$214	$172	$42	$40
Interest cost	5,838	7,354	1,258	1,168	104	112
Expected return on plan assets	(5,702)	(6,884)	(886)	(786)	(14)	(14)
Amortization of unrecognized prior service cost	26	40	156	144	10	10
Amortization of unrecognized net transition obligation	-	-	-	-	24	24
Amortization of accumulated loss	5,404	3,506	(80)	(220)	12	2
Net periodic cost adjustment to retained earnings, pre-tax	-	(816)	-	-	-	-
Net periodic cost	$7,494	$4,920	$662	$478	$178	$174

The Company contributed $12,000,000 to its U.S. pension plan and $2,389,000 to its non-U.S. pension plans in the first six months of 2010.  The Company expects to contribute an additional $1,100,000 to its U.S. pension plan and $134,000 to its non-U.S. pension plans during the remainder of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows:

	May 30,	November 30,
(In thousands)	2010	2009
Accrued pension and postretirement benefits cost	$78,310	$86,568
Taxes payable	9,974	9,974
Compensation and benefits	2,036	1,904
Other	444	933
	$90,764	$99,379

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes decreased to $1,899,000 in the second quarter of 2010, from $ 1,975,000 in the same period of 2009.  Income taxes decreased to $2,659,000 in the first six months of 2010, from $4,619,000 in the comparable period in 2009.  The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $599,000 decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $361,000 decrease in current taxes payable related to the same issue.  These decreases represented correction of amounts recorded in the fourth quarter of 2009.  The effective rate in 2009 was reduced by tax benefits of $1,476,000 recorded in the second quarter of 2009 of which $1,199,000 was associated with an adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $277,000 was related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  The $1,199,000 represented a correction of an amount recorded in prior period financial statements.  Management believes these corrections to be immaterial to prior annual financial statements and prior and current interim financial statements.  The effective tax rate for the first six months decreased to 18.0% in 2010, from 21.0% in 2009.  The effective tax rates for the first six months of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first half of 2010 is not indicative of the tax rate for the full fiscal year.

At May 30, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $10,009,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,060,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,230,000.

The Company anticipates it is reasonably possible the total amount of unrecognized tax benefits may change within the succeeding 12 months as a result of the expiration of certain state statutes of limitations for examination and the settlement of certain state audits.  The Company estimates these events could reasonably result in a possible decrease in unrecognized tax benefits of $689,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,209,000 were recorded as a liability in the Company’s consolidated balance sheet at May 30, 2010, compared to $1,030,000 as of November 30, 2009.

The Company’s federal income tax returns remain subject to examination for the 2007 and forward tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes for all years from 2005.  The Company also files multiple foreign income tax returns and remains subject to examination in major foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for all years from 2002.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 17 – FAIR VALUE MEASUREMENTS

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

A fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  Level 2 measurements utilize observable inputs in markets other than active markets.

Assets and/or liabilities measured at fair value on a recurring basis included the following as of May 30, 2010:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$73	$-	$73
Total liabilities	$-	$73	$-	$73

Assets and/or liabilities measured at fair value on a recurring basis included the following as of May 31, 2009:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$3	$-	$3
Total assets	$-	$3	$-	$3

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of May 30, 2010, the Company held one foreign currency forward contract in the amount of $2,000,000 U.S. dollars, hedging Singapore dollars, and one contract aggregating $1,270,000, hedging Malaysian Ringgit, and one contract in the amount of $365,000 U.S. dollars, hedging Euros.  As of May 31, 2009, the Company held one foreign currency forward contract totaling $3,000,000 U.S. dollars, hedging Singapore dollars.  Such instruments had a combined fair value loss of $73,000 and a fair value gain of $3,000 as of May 30, 2010 and May 31, 2009, respectively, based on quotations from financial institutions.  Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net, on the income statement.

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

Management believes that certain accounting policies affect the more significant estimates used in preparing the consolidated financial statements.  A summary of these policies is included in Management’s Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company's 2009 Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

As of May 30, 2010, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $279.2 million, a decrease of $8.3 million from working capital of $287.5 million as of November 30, 2009.  The decrease resulted primarily from a decrease in cash and cash equivalents partially offset by an increase in receivables and inventories and a decrease in accrued liabilities.  The growth in receivables and inventories was due to increased business activity.  Cash and cash equivalents totaled $153.4 million as of May 30, 2010, compared to $181.1 million as of November 30, 2009. The reduction in cash and cash equivalents was primarily due to contributions to the Company’s pension plans and payment of accrued liabilities.

For the six months ended May 30, 2010, net cash of $4.1 million was used in operating activities, compared to $78.7 million generated in the similar period in 2009.  In the six months ended May 30, 2010, the Company's cash used in operating activities included net income of $10.6 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate and stock compensation expense) of $15.4 million, reduced by changes in operating assets and liabilities of $30.2 million.  In the six months ended May 31, 2009, the Company's cash provided by operating activities included net income of $13.3 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate and stock compensation expense) of $17.4 million, plus changes in operating assets and liabilities of $48.1 million.  The increased use of cash for operating assets and liabilities in 2010 was primarily due to higher inventories and receivables and lower liabilities.  The $82.8 million difference in net cash from operations between 2009 and 2010 was due to the sharp decline in business activity from the second half of 2008 to the first half of 2009 (sales down $79.1 million, or 22%), which did not repeat in the first half of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in investing activities totaled $15.1 million for the six months ended May 30, 2010, compared to $36.0 million used in the six months ended May 31, 2009.  Net cash used in investing activities during the first six months of 2010 consisted of capital expenditures of $16.8 million, compared to $26.5 million in the same period of 2009.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Texas and Brazil in 2010 and 2009.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2010, the Company anticipates spending between $30 and $40 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.  During the first half of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned affiliate which operates a steel mini-mill in California.  The Company provides funding to TAMCO as part of the Company’s $20.0 million commitment under a $40.0 million senior secured credit facility provided by TAMCO’s shareholders.  As of May 30, 2010, TAMCO’s usage of the facility totaled $27.0 million, of which $13.5 million was borrowed from the Company, down from $15.0 million as of November 30, 2009.

Net cash used in financing activities totaled $5.2 million during the six months ended May 30, 2010 and $5.3 million in the six months ended May 31, 2009.  Net cash used in 2010 consisted of payment of Common Stock dividends of $5.6 million and treasury stock purchases of $1.1 million, related to the payment of taxes associated with the vesting of restricted shares, offset by $1.2 million provided by the issuance of debt.   Net cash used in 2009 consisted of payment of Common Stock dividends of $5.5 million and similar treasury stock purchases of $1.0 million.  Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.

The Company’s primary bank line is a revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, determined based on the Company’s financial condition and performance) or utilize the facility for letters of credit at a similar spread, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  Although Management believes the Company would be able to replace the facility at that time, there can be no assurance that the Company would be able to do so under the same favorable terms and conditions.  At May 30, 2010, $82.7 million was available under the Revolver.

The Revolver contains various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $143.3 million as of May 30, 2010.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At May 30, 2010, the Company maintained a consolidated leverage ratio of .58 times EBITDA.  The Revolver requires the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At May 30, 2010, qualifying tangible assets equaled 4.53 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At May 30, 2010, the Company maintained such a fixed charge coverage ratio of 1.95 times.  Under the most restrictive provisions of the Company's lending agreements, $16.4 million of retained earnings were not restricted at May 30, 2010, as to the declaration of cash dividends or the repurchase of Company stock.  At May 30, 2010, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at May 30, 2010 totaled $153.4 million, a decrease of $27.8 million from November 30, 2009.  At May 30, 2010, the Company had total debt outstanding of $39.1 million, compared to $38.3 million at November 30, 2009, and $106.8 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2010 were $39.5 million and $38.4 million, respectively.

Cash balances are held throughout the world, including $92.6 million held outside of the U.S. at May 30, 2010.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $12.0 million to its U.S. pension plan and $2.4 million to its non-U.S. pension plans in the first six months of 2010.  The Company expects to contribute an additional $1.1 million to its U.S. pension plan and $.1 million to its non-U.S. pension plans during the remainder of 2010.

In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provides TAMCO up to $40.0 million.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of May 30, 2010, TAMCO borrowed $27.0 million under the facility, of which $13.5 million was provided by the Company.  The Company continues to have a 50% ownership interest in TAMCO and accounts for its investment under the equity method of accounting.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2010.  Cash available from operations could be affected by a worsening of the general economic downturn or any further decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

The Company's contractual obligations and commercial commitments at May 30, 2010 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$39,137	$7,263	$16,174	$-	$15,700

Interest payments on debt (a)	2,128	506	1,097	173	352

Operating leases	35,045	4,426	5,525	2,666	22,428

Pension funding	1,234	1,234	-	-	-

Uncertain tax positions	689	689	-	-	-

Total contractual obligations (b)	$78,233	$14,118	$22,796	$2,839	$38,480

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,245	$1,245	$-	$-	$-

Total commercial commitments (b)	$1,245	$1,245	$-	$-	$-

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS: 2010 COMPARED WITH 2009

General

Net income totaled $9.5 million, or $1.03 per diluted share, on sales of $136.5 million in the three months ended May 30, 2010, compared to $9.4 million, or $1.02 per diluted share, on sales of $132.9 million in the second quarter of 2009.  A 16% sales increase by the Fiberglass-Composite Pipe Group was partially offset by lower sales from the Water Transmission and Infrastructure Products Groups.  Fiberglass-Composite Pipe primarily benefited from increased demand in energy markets, while the other Groups continued to be impacted by weak construction spending.  Profits followed sales, with higher profits from the Fiberglass-Composite Pipe Group more than offset by lower profits from the other two Groups.  Income from consolidated operations was lower in 2010 than in 2009 partly due to the lack of income from an affiliate in Saudi Arabia, which totaled $2.2 million in 2009.  Net income was flat in 2010 as lower income from consolidated operations was offset by improved results of TAMCO, the Company’s 50%-owned steel affiliate.

Net income totaled $10.6 million, or $1.15 per diluted share, on sales of $245.6 million in the six months ended May 30, 2010, compared to $13.3 million, or $1.43 per diluted share, on sales of $278.9 million in the same period in 2009.  The Fiberglass-Composite Pipe Group reported higher sales and improved segment income due to continued strength in the marine and offshore markets and improvements in the onshore oilfield market.  The Water Transmission Group had lower sales and was unprofitable due to sluggish water pipe and wind tower demand.  The Infrastructure Products Group had lower sales and lower segment income due to continued reduced construction spending.  The decline in income for the six months ended May 30, 2010 from consolidated businesses was partially offset by improved results from TAMCO.

Sales

Total consolidated sales increased $3.6 million, or 2.7%, in the second quarter of 2010, compared to the similar period in 2009 as increased Fiberglass-Composite Pipe Group sales were partially offset by reduced sales of the other two Groups.  Total consolidated sales for the six months ending May 30, 2010 decreased $33.4 million, or 12.0%, compared to the similar period in the prior year, due to weak economic conditions.

Fiberglass-Composite Pipe's sales increased $9.1 million, or 16.5%, in the second quarter of 2010 and $6.9 million, or 6.1%, in the first six months of 2010, compared to the similar periods in 2009.  Sales from operations in the U.S. increased $8.4 million and $1.4 million in the three and six months ended May 30, 2010, respectively.  Second-quarter sales increased largely due to demand in key onshore oilfield and mining markets.  Sales from Asian operations decreased $3.6 million and increased $.4 million in the second quarter and first six months of 2010, respectively.  Second-quarter sales into marine and offshore markets remained strong but declined due to completion of large projects.  Sales from European operations decreased $1.3 million and $5.5 million in the second quarter and first six months of 2010, respectively, due to softer market conditions in Europe, North Africa and Russia.  Sales from Brazilian operations increased $5.7 million and $10.6 million in the second quarter and first six months of 2010, respectively, due to the operation of a new oil field pipe plant and growth in the municipal water market.  Looking forward, onshore oilfield demand is strengthening due to higher energy prices.  Marine and offshore markets remain relatively healthy.  The Fiberglass-Composite Pipe Group is on track with the prior year and seeing signs of improvement.

The Water Transmission Group's sales decreased $1.0 million, or 2.3%, in the second quarter and $26.7 million, or 28.5%, in the first six months of 2010, compared to similar periods in 2009.  The first-half sales decrease was largely due to weaker seasonal and cyclical demand for water pipe in the western U.S. and due to lower wind tower sales.  Sales of wind towers were impacted by the lack of project financing available to wind farm developers.  As of May 30, 2010, the wind tower backlog declined to $11.5 million, from $21.8 million at the end of the first quarter, due to production and the lack of new orders.  Until the wind energy markets improve and more financing becomes available to the wind industry, the Group's wind tower activity is expected to remain depressed.  Pipe projects that can be efficiently manufactured are being shifted to the Company’s wind tower production facility.  This short-term approach is not expected to sustain the efficient operation of the wind tower facility, and underutilization in the second half of 2010 could indicate a potential impairment of certain of the Company's assets used for the production of wind towers.  Near term, the water pipe business is also expected to continue to experience soft market demand.  The timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.  While a number of major wind tower and pipe projects are being followed and planning activities have increased, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Infrastructure Products' sales decreased $4.5 million, or 12.9%, in the second quarter and $13.5 million, or 18.6%, in the first six months of 2010, compared to the similar periods in 2009.  The Company’s Hawaii Division had lower sales in both periods.  The Hawaii Division continued to experience lower demand for aggregates and ready-mix on both Oahu and Maui as construction spending remained weak due to the recessionary economy.  Military and governmental spending provided a stable base of business, while all other sectors declined.  The Pole Products Division remained impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles for new construction and steel traffic poles.  Sales of concrete poles for the replacement market improved.  The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of residential construction spending throughout the U.S.  Demand for Pole Products Division’s decorative concrete poles for residential lighting applications is stable.  However, significant recoveries of the residential construction markets and the Infrastructure Products Group are not expected in the short term.

Gross Profit

Gross profit in the second quarter of 2010 was $35.3 million, or 25.9% of sales, compared to $36.6 million, or 27.5% of sales, in the second quarter of 2009. Year-to-date gross profit in 2010 was $64.8 million, or 26.4% of sales, compared to $71.5 million, or 25.6% of sales, in 2009.  Gross profit in 2010 decreased $1.2 million in the second quarter due to lower margins and decreased $6.7 million in the first six months due to lower sales.  Second-quarter profit margins were primarily impacted by the Water Transmission Group and Infrastructure Products Group which had lower plant utilization.  Last-in, first-out (“LIFO”) reserves also increased in the second quarter.

Fiberglass-Composite Pipe Group's gross profit increased $3.1 million and $3.4 million in the second quarter and in the first six months of 2010, respectively, compared to the similar periods in 2009, due primarily to higher sales.  Profit margins were 39.4% in the second quarter and 40.0% in the first six months of 2010, compared to 40.2% in the second quarter and 39.5% in the first six months of 2009.  Compared to similar periods in 2009, margins were lower in the second quarter of 2010 due to completion of higher-margin projects in Asia, greater lower-margin sales in Brazil and higher raw material costs, and were higher in the first six months of 2010 due to favorable product mix and lower raw material costs.

Water Transmission Group's gross profit decreased $2.2 million in the second quarter and $4.9 million in the first six months of 2010, compared to the similar periods in 2009.  Profit margins were 11.1% in the second quarter and 10.7% in the first six months of 2010, compared to 15.9% in the second quarter and 12.9% in the first six months of 2009.  Margins were lower in the second quarter and the first six months of 2010, compared to 2009, due to lower plant utilization, especially related to wind tower production, offset by favorable raw material costs.

Gross profit in the Infrastructure Products Group decreased $1.2 million in the second quarter and $4.3 million in the first six months of 2010, compared to the similar periods in 2009.  Profit margins were 17.7% in the second quarter and 16.8% in the first six months of 2010, compared to 18.8% in the second quarter and 19.5% in the first six months of 2009.  Margins were lower in the second quarter and the first six months of 2010, compared to 2009, due to pricing pressures related to challenging market conditions and lower plant utilization.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $24.1 million, or 17.7% of sales, in the second quarter of 2010, compared to $25.9 million, or 19.5% of sales, in the second quarter of 2009.  In the six months ended May 30, 2010, SG&A expenses totaled $51.4 million, or 20.9% of sales, compared to $52.3 million, or 18.7% of sales, in the same period in 2009.  The $1.7 million decrease in the second quarter of 2010 was due to lower legal and professional fees of $3.1 million, lower insurance costs of $.6 million and lower other expenses of $.4 million, partially offset by higher pension expense of $1.0 million, higher compensation expense of $.8 million and higher expenses of international operations of $.6 million related to changing foreign exchange rates.  The $.9 million decrease in the first half of 2010 was due to lower legal and professional fees of $4.0 million, lower insurance costs of $1.1 million and lower other expenses of $.1 million, offset by higher pension expense of $2.0 million, higher expenses of international operations due to foreign exchange of $1.5 million and higher severance of $.8 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Other Income, Net

Other income totaled $1.0 million in the second quarter of 2010, a decrease of $1.5 million from the second quarter of 2009.  Other income was $1.5 million in the six months ended May 30, 2010, a decrease of $1.4 million from the first half of 2009.  The decreases of the second quarter and the first six months of 2010 were due primarily to lower dividends from affiliates which totaled $2.2 million in the second quarter and first half of 2009.

Interest Expense, Net

Net interest expense was $.3 million in the second quarter of 2010, compared to $.1 million in the second quarter of 2009.  Net interest expense was $.4 million in the six months ended May 30, 2010, compared to $.3 million in the similar period of 2009.  The increase for the second quarter and the first six months of 2010 was primarily due to a reduction in interest income of $.1 million for both periods due to lower interest rates.

Provision for Income Taxes

Second-quarter income taxes decreased to $1.9 million in 2010, from $2.0 million in 2009.  Income taxes decreased to $2.7 million in the first six months of 2010, from $4.6 million in the comparable period in 2009.  The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $.6 million decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $.4 million decrease in current taxes payable related to the same issue.  These decreases represented a correction of amounts recorded in the fourth quarter of 2009.  The effective rate in 2009 was reduced by tax benefits of $1.5 million recorded in the second quarter of 2009 of which $1.2 million was associated with an adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $.3 million was related to a decrease in the valuation allowance related to net operating losses of the Company’s Netherlands subsidiary.  The $1.2 million represented a correction of an amount recorded in prior period financial statements.  Management believes these corrections to be immaterial to prior annual financial statements and prior and current interim financial statements.  The year-to-date effective tax rate decreased to 18.0% in 2010, from 21.0% in 2009.  The effective tax rates for the first half of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rate for the first half of 2010 is not indicative of the tax rate for the full year.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consists of the Company’s share of the net loss of TAMCO, totaled $.4 million in the second quarter of 2010, compared to $1.6 million in the similar period of 2009.  For the first six months of 2010, the Company’s equity in TAMCO’s loss totaled $1.2 million, compared to $3.9 million in 2009.  Equity earnings are shown net of income taxes.  Equity in losses of TAMCO was taxed at an effective rate of 7.8% and 9.6% in 2010 and 2009, respectively, reflecting the dividend exclusion provided to the Company under current tax laws.  TAMCO’s losses were due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada which began in late 2008.  Given the low level of demand, TAMCO is expected to continue to operate its plant intermittently to maximize liquidity and minimize losses.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 30, 2010 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s Management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later then alleged that its claim for damages against all defendants was approximately 440.0 million Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify a claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  Nonetheless, the Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In May 2003, Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. (collectively "Dominion") brought an action against the Company in Civil District Court for the Parish of Orleans, Louisiana as owners of an offshore production facility known as a SPAR.  Dominion sought damages allegedly sustained by it resulting from delays in delivery of the SPAR caused by the removal and replacement of certain coatings containing lead and/or lead chromate for which the manufacturer of the SPAR alleged the Company was responsible.  Dominion contended that the Company made certain misrepresentations and warranties to Dominion concerning the lead-free nature of those coatings.  Settlement has now been reached regarding the Dominion litigation pursuant to a settlement agreement which was executed during the second quarter of 2010.  No payment by the Company is required as part of the settlement.  The terms of the settlement did not have a material effect on the Company’s financial condition or results of operations in the second quarter and are not expected to have a material effect on its results of operation in the future.

In July 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20.0 million; but BP America has since reduced its claim to $12.9 million.  The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in Kern County Superior Court, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8.0 million, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on January 24, 2011.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of May 30, 2010, the Company was a defendant in 17 asbestos-related cases, compared to 22 cases as of February 28, 2010.  During the quarter ended May 30, 2010, there was one new asbestos-related case, five cases dismissed, one case settled, no judgments or recovery; and expenses totaled $16,000.  In the six months ended May 30, 2010, the Company recovered $36,000, net of expenses.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  The Company has cooperated fully with OFAC on this matter.  With the assistance of outside counsel, the Company conducted an internal inquiry and responded to OFAC.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

ISSUER PURCHASES OF EQUITY SECURITIES
			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	Plans or Programs*
3/1/10 thru 3/28/10	-	-	-	-
3/29/10 thru 5/2/10	3,735	$63.31	-	-
5/3/10 thru 5/30/10	-	-	-	-

* Does not include shares which may be repurchased to pay taxes applicable to the vesting of such restricted stock.

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

Date: June 25, 2010