Form 10-Q
period 2010-08-29
AMERON INTERNATIONAL CORP
filed 2010-09-27
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2010

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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,249,105 on September 17, 2010.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended August 29, 2010

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009
Sales	$134,199	$131,378	$379,761	$410,300
Cost of sales	(101,553)	(95,760)	(282,338)	(303,211)
Gross profit	32,646	35,618	97,423	107,089

Selling, general and administrative expenses	(24,116)	(25,602)	(75,516)	(77,887)
Other income, net	2,132	418	3,643	3,320
Income before interest, income taxes and equity in loss of affiliate	10,662	10,434	25,550	32,522
Interest expense, net	(243)	(373)	(655)	(692)
Income before income taxes and equity in loss of affiliate	10,419	10,061	24,895	31,830
Provision for income taxes	(1,349)	(3,778)	(4,008)	(8,397)
Income before equity in loss of affiliate	9,070	6,283	20,887	23,433
Equity in loss of affiliate, net of taxes	(168)	(335)	(1,353)	(4,233)
Net income	$8,902	$5,948	$19,534	$19,200

Net income per share allocated to Common Stock (see Note 7)
Basic	$.96	$.64	$2.11	$2.08

Diluted	$.96	$.64	$2.11	$2.08

Weighted-average shares (basic)	9,218,180	9,173,955	9,200,511	9,164,093
Weighted-average shares (diluted)	9,229,722	9,195,970	9,215,993	9,180,304

Cash dividends per share	$.30	$.30	$.90	$.90

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – ASSETS (UNAUDITED)

	August 29,	November 30,
(Dollars in thousands)	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$179,946	$181,114
Receivables, less allowances of $4,860 in 2010 and $5,351 in 2009	150,922	151,210
Inventories	63,887	62,700
Deferred income taxes	18,961	19,795
Prepaid expenses and other current assets	11,401	11,585

Total current assets	425,117	426,404

Investments
Equity method affiliate	25,661	30,626
Cost method affiliates	3,784	3,784

Property, plant and equipment
Land	46,041	46,029
Buildings	101,897	100,583
Machinery and equipment	364,722	345,604
Construction in progress	34,087	32,306

Total property, plant and equipment at cost	546,747	524,522
Accumulated depreciation	(301,591)	(286,014)

Total property, plant and equipment, net	245,156	238,508
Deferred income taxes	14,321	14,321
Goodwill and intangible assets, net of accumulated amortization of $1,281 in 2010 and $1,257 in 2009	2,062	2,088
Other assets	46,826	46,818

Total assets	$762,927	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

	August 29,	November 30,
(Dollars in thousands, except per share data)	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$7,539	$7,366
Trade payables	43,234	44,052
Accrued liabilities	77,678	77,515
Income taxes payable	4,313	10,004

Total current liabilities	132,764	138,937

Long-term debt, less current portion	31,006	30,933
Deferred income taxes	1,755	1,710
Other long-term liabilities	94,256	99,379

Total liabilities	259,781	270,959

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,247,105 shares in 2010 and 9,209,836 shares in 2009	30,047	29,920
Additional paid-in capital	60,705	59,531
Retained earnings	511,427	500,224
Accumulated other comprehensive loss	(41,964)	(42,036)
Treasury Stock (2,771,637 shares in 2010 and 2,758,356 shares in 2009)	(57,069)	(56,049)

Total stockholders' equity	503,146	491,590

Total liabilities and stockholders' equity	$762,927	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	August 29,	August 30,
(Dollars In thousands)	2010	2009
OPERATING ACTIVITIES
Net income	$19,534	$19,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,401	15,229
Amortization	25	28
Loss from affiliate	1,467	4,684
Loss/(gain) from sale of property, plant and equipment	90	(72)
Stock compensation expense	1,719	3,229
Changes in operating assets and liabilities:
Receivables, net	256	37,013
Inventories	(1,032)	25,604
Prepaid expenses and other current assets	232	(2,009)
Other assets	(81)	(210)
Trade payables	(1,012)	(10,226)
Accrued liabilities and income taxes payable	(6,197)	(11,332)
Other long-term liabilities and deferred income taxes	(4,924)	5,844
Net cash provided by operating activities	29,478	86,982

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	289	552
Additions to property, plant and equipment	(25,372)	(35,245)
Investment in affiliate	-	(10,000)
Loan repayment from/(loan to) affiliate, net	3,500	(12,500)
Net cash used in investing activities	(21,583)	(57,193)

FINANCING ACTIVITIES
Issuance of debt	222	447
Repayment of debt	(518)	-
Debt issuance costs	-	(953)
Dividends on Common Stock	(8,331)	(8,286)
Issuance of Common Stock	332	-
Excess tax benefits related to stock-based compensation	-	796
Purchase of treasury stock	(1,081)	(992)
Net cash used in financing activities	(9,376)	(8,988)

Effect of exchange rate changes on cash and cash equivalents	313	5,846
Net change in cash and cash equivalents	(1,168)	26,647
Cash and cash equivalents at beginning of period	181,114	143,561

Cash and cash equivalents at end of period	$179,946	$170,208

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of August 29, 2010, and consolidated results of operations for the three and nine months ended August 29, 2010 and cash flows for the nine months ended August 29, 2010.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can vary from period to period.  The quarters ended August 29, 2010 and August 30, 2009 each consisted of 91 days.  The nine months ended August 29, 2010 and August 30, 2009 consisted of 272 days and 273 days, respectively.

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

NOTE 3 – RECEIVABLES

The Company’s receivables consisted of the following:

	August 29,	November 30,
(In thousands)	2010	2009
Trade	$129,188	$121,822
Affiliates	2,145	960
Other	24,449	33,779
Allowances	(4,860)	(5,351)
	$150,922	$151,210

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $27,414,000 and $33,705,000 at August 29, 2010 and November 30, 2009, respectively.

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

	August 29,	November 30,
(In thousands)	2010	2009
Finished products	$32,614	$30,100
Materials and supplies	23,274	22,952
Products in process	7,999	9,648
	$63,887	$62,700

NOTE 5 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Nine Months Ended
	August 29,	August 30,
(In thousands)	2010	2009
Interest paid	$618	$1,002
Income taxes paid, net	3,423	8,094

NOTE 6 – AFFILIATES

Operating results of TAMCO, an investment which is accounted for under the equity method, were as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2010	2009	2010	2009
Net sales	$35,495	$25,543	$81,786	$65,800
Gross profit/(loss)	1,063	1,099	1,249	(10,179)
Net loss	(364)	(741)	(2,933)	(9,367)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.  Earnings from ASAL and BL, if any, are included in other income, net.

Earnings and dividends from the Company's affiliates were as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2010	2009	2010	2009
Earnings from affiliate
Equity in loss of TAMCO before income taxes	$(182)	$(371)	$(1,467)	$(4,684)
Less benefit for income taxes	14	36	114	451
Equity in loss of TAMCO, net of taxes	$(168)	$(335)	$(1,353)	$(4,233)
Dividends received from affiliates
TAMCO	$-	$-	$-	$-
ASAL	-	-	-	-
BL	1,899	-	1,899	2,207

In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provides TAMCO up to $40,000,000.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of November 30, 2009, TAMCO borrowed $30,000,000 under the facility, of which $15,000,000 was provided by the Company.  As of August 29, 2010, TAMCO’s usage of the facility totaled $23,000,000, of which $11,500,000 was borrowed from the Company.  The Company continued to have a 50% ownership interest in TAMCO as of August 29, 2010.

In the fourth quarter of 2010, the Company agreed to sell its ownership in TAMCO for $82,500,000, before transaction costs.  In addition to its investment of $25,661,000 as of August 29, 2010, accumulated other comprehensive loss included $4,849,000 related to TAMCO.

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

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented.  Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  Stock options and restricted stock of 22,886 and 45,138 shares are excluded from the below calculation for the quarters ended August 29, 2010 and August 30, 2009, respectively, as inclusion would be anti-dilutive.  For the nine months ended August 29, 2010 and August 30, 2009, stock options and restricted stock of 19,286 and 45,138 shares, respectively, are excluded from the calculation as inclusion would be anti-dilutive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a reconciliation of net income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net income per share allocated to Common Stock:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands, except per share data)	2010	2009	2010	2009
Numerator for basic income per share:
Net income	$8,902	$5,948	$19,534	$19,200
Less: net income allocated to participating securities	(42)	(38)	(93)	(131)
Net income allocated to Common Stock	$8,860	$5,910	$19,441	$19,069

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,218,180	9,173,955	9,200,511	9,164,093

Basic net income per share allocated to Common Stock	$.96	$.64	$2.11	$2.08

Numerator for diluted income per share:
Net income	$8,902	$5,948	$19,534	$19,200
Less: net income allocated to participating securities	(39)	(33)	(85)	(112)
Net income allocated to Common Stock	$8,863	$5,915	$19,449	$19,088

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,218,180	9,173,955	9,200,511	9,164,093
Dilutive effect of stock options and restricted stock	11,542	22,015	15,482	16,211
Weighted-average shares outstanding, diluted	9,229,722	9,195,970	9,215,993	9,180,304

Diluted net income per share allocated to Common Stock	$.96	$.64	$2.11	$2.08

NOTE 8 – COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2010	2009	2010	2009
Net income	$8,902	$5,948	$19,534	$19,200
Foreign currency translation adjustment	6,685	2,246	72	12,728
Comprehensive income	$15,587	$8,194	$19,606	$31,928

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 – DEBT

The Company's long-term debt consisted of the following:

	August 29,	November 30,
(In thousands)	2010	2009
Fixed-rate notes:
4.25%, payable in Singapore dollars, in annual principal installments of $7,539	$22,618	$22,098
Variable-rate industrial development bonds:
payable in 2016 (.50% at August 29, 2010)	7,200	7,200
payable in 2021 (.50% at August 29, 2010)	8,500	8,500
Variable-rate bank revolving credit facility (1.51% at August 29, 2010)	227	501
Total long-term debt	38,545	38,299
Less current portion	(7,539)	(7,366)
Long-term debt, less current portion	$31,006	$30,933

The Company maintains a $100,000,000 revolving credit facility with a syndicate of six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize the facility for letters of credit at a similar spread at any time until maturity in August 2012 when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At August 29, 2010, $17,212,000 of the Revolver was utilized for standby letters of credit; therefore, $82,788,000 was available under the Revolver.

Foreign subsidiaries also maintain unsecured revolving credit facilities with banks.  Foreign subsidiaries may borrow in various currencies at interest rates based upon specified margins over money market rates.  Existing foreign credit facilities permit borrowings of up to $31,122,000.  At August 29, 2010, $227,000 was borrowed under these facilities.

The Company’s lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, capital expenditures, investments, guarantees, and financial covenants.  The Company was in compliance with all covenants as of August 29, 2010.  The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial development bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) Index plus a spread of .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

Estimated fair value of the Company's debt is prepared in accordance with FASB’s fair value disclosure requirements (see Note 17).  These requirements establish a framework for measuring the fair value of financial instruments including a disclosure hierarchy based on the inputs used to measure fair value.  The estimated fair value amounts of debt are determined by the Company using available market information, various valuation methodologies and Level 2 measurement inputs.  Considerable judgement is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Carrying	Fair
(In thousands)	Amount	Value
August 29, 2010
Fixed-rate, long-term debt	$22,618	$23,409
Variable-rate, long-term debt	15,927	15,927

November 30, 2009
Fixed-rate, long-term debt	22,098	22,741
Variable-rate, long-term debt	16,201	16,201

The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile to determine fair value.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at the respective date plus an estimated spread for similar securities with similar credit risks and remaining maturities.

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

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:
	Three Months Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
(In thousands)	2010	2009	2010	2009
Sales
Fiberglass-Composite Pipe	$60,128	$56,842	$179,302	$169,115
Water Transmission	41,432	39,764	108,532	133,558
Infrastructure Products	32,615	34,773	91,933	107,639
Eliminations	24	(1)	(6)	(12)
Total Sales	$134,199	$131,378	$379,761	$410,300

Income Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$14,784	$17,062	$46,614	$48,198
Water Transmission	2,121	619	491	3,314
Infrastructure Products	3,436	2,432	7,020	9,275
Corporate and unallocated	(9,679)	(9,679)	(28,575)	(28,265)
Total Income Before Interest, Income Taxes and Equity in Loss of Affiliate	$10,662	$10,434	$25,550	$32,522

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	August 29,	November 30,
(In thousands)	2010	2009
Assets
Fiberglass-Composite Pipe	$326,681	$314,980
Water Transmission	191,407	191,981
Infrastructure Products	96,821	95,311
Corporate and unallocated	322,763	307,071
Eliminations	(174,745)	(146,794)
Total Assets	$762,927	$762,549

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In April 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later then alleged that its claim for damages against all defendants was approximately 440,000,000 Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify an aggregate claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  Nonetheless, the Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In the previously disclosed action by Dominion Exploration and Production, Inc. and Pioneer Natural Resources USA, Inc. against the Company in Civil District Court for the Parish of Orleans, Louisiana, a settlement agreement was executed during the second quarter of 2010.  No payment by the Company was required as part of the settlement.  The terms of the settlement did not have a material effect on the Company’s financial condition or results of operations in either the second or third quarters and are not expected to have a material effect on its results of operation in the future.  In accordance with the settlement agreement, the case was dismissed pursuant to an order of the court on July 26, 2010.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In June 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in the Superior Court, Kern County, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline in such county.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, a figure which the Company contests.  This matter is in discovery, and trial is currently scheduled to commence on January 24, 2011.  The Company is vigorously defending itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In August 2010, Petroleum Polymer Company LLC ("PPC") brought an action against Ameron (Pte) Ltd. ("Ameron Pte"), an indirect subsidiary of the Company, in the Primary Court of Oman.  The complaint alleged that Ameron Pte breached the terms of a purchase agreement for its supply of fiberglass pipe to PPC for use in an oil extraction project in Oman.  PPC's primary allegation is that a component supplied by Ameron Pte failed during testing, resulting in a failure of the pipe system.  PPC asserted damages totaling approximately $20,000,000, including alleged claims for the cost of replacing damaged pipe, recovery of penalties incurred due to the resulting delay in the project, and lost future opportunities.  The first hearing of this matter is scheduled for October 2, 2010.  Ameron Pte contests any claim amount and intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of August 29, 2010, the Company was a defendant in 15 asbestos-related cases, compared to 17 cases as of August 29, 2010.  During the quarter ended August 29, 2010, there were two new asbestos-related cases, one case dismissed, three cases settled and no judgments or recovery; and expenses totaled $13,000.  In the nine months ended August 29, 2010, the Company incurred expenses of $77,000 and recovered $28,000.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

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

	Nine Months Ended
	August 29,	August 30,
(In thousands)	2010	2009
Balance, beginning of period	$3,396	$3,238
Payments	(998)	(2,751)
Warranties issued during the period	374	2,468
Balance, end of period	$2,772	$2,955

NOTE 13 – INCENTIVE STOCK COMPENSATION PLANS

As of August 29, 2010, the Company had outstanding grants under the following share-based compensation plans:

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

•  2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock grants typically vest in equal annual installments over three years.  During the nine months ended August 29, 2010, the Company granted 11,500 restricted shares to key employees with a fair value on the grant date of $781,000 and 10,800 restricted shares to non-employee directors with a fair value on the grant date of $684,000.  During the nine months ended August 30, 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant date of $575,000.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested each February of 2009 and 2010.  The fair value of those shares on the date promised was $3,597,000.  Additionally, in April 2010, the key employee was issued 8,000 shares with a market value of $506,000 related to performance stock units granted in 2007.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At August 29, 2010, there were 4,000 such options outstanding.

The Company's income before income taxes and equity in loss of affiliate in the three months ended August 29, 2010 included compensation expense of $286,000, related to stock-based compensation arrangements, compared to $867,000 in 2009.  Tax benefit related to this expense was $112,000 in 2010, compared to $338,000 in 2009.  In the nine months ended August 29, 2010 and August 30, 2009, compensation expenses were $1,719,000 and $3,229,000, respectively, related to stock-based compensation arrangements.  Tax benefit related to this expense was $670,000 in 2010, compared to $1,259,000 in 2009.  There were no capitalized share-based compensation costs in the three and nine months ended August 29, 2010 and August 30, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company recognized a tax deficiency of $689,000 in the nine months ended August 29, 2010 and an excess tax benefit of $796,000 in the nine months ended August 30, 2009, each related to stock-based compensation.

The following table summarizes the stock option activity in the nine months ended August 29, 2010:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2009	36,302	$37.61
Granted	-	-
Exercised	(11,250)	29.50
Outstanding at August 29, 2010	25,052	41.25	3.56	$587

Options exercisable at August 29, 2010	23,151	36.32	3.24	$587

In the three and nine months ended August 29, 2010 and August 30, 2009, no options were granted, forfeited or expired.  In the three and nine months ended August 29, 2010, 750 and 11,250 options were exercised, respectively.  In the three and nine months ended August 30, 2009, no options were exercised.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of the third quarter of 2010 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on August 29, 2010.  This amount will change based on the fair market value of the Company's Common Stock.

As of August 29, 2010, there was $1,293,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

In the three months ended August 29, 2010, no shares of restricted stock were granted.  In the nine months ended August 29, 2010, 22,300 shares of restricted stock were granted.  The weighted-average, grant-date fair value of such stock was $65.67.  The fair value of restricted stock which vested and promised stock which was granted during the nine months ended August 29, 2010 was $3,381,000.  In the three months ended August 30, 2009, no shares of restricted stock were granted.  In the nine months ended August 30, 2009, 28,200 shares of restricted stock were granted.  The weighted-average grant-date fair value of such restricted stock was $49.29 per share.  The fair value of restricted stock, which vested during the nine months ended August 30, 2009, was $2,678,000.  In the nine months ended August 29, 2010, 6,000 shares of restricted stock were forfeited with a fair value of $286,000.

Net cash proceeds from stock options exercised in the nine months ended August 29, 2010 were $332,000.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 14 – EMPLOYEE BENEFIT PLANS

In the three and nine months ended August 29, 2010 and August 30, 2009, net pension and postretirement costs were comprised of the following:

Employee Benefit Plans (Three Months Ended August 29, 2010 and August 30, 2009)

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2010	2009	2010	2009	2010	2009
Service cost	$964	$860	$107	$86	$21	$20
Interest cost	2,919	3,677	629	584	52	56
Expected return on plan assets	(2,851)	(3,442)	(443)	(393)	(7)	(7)
Amortization of unrecognized prior service cost	13	20	78	72	5	5
Amortization of unrecognized net transition obligation	-	-	-	-	12	12
Amortization of accumulated loss	2,702	1,753	(40)	(110)	6	1
Net periodic cost adjustment to retained earnings, pre-tax	-	(408)	-	-	-	-
Net periodic cost	$3,747	$2,460	$331	$239	$89	$87

Employee Benefit Plans (Nine Months Ended August 29, 2010 and August 30, 2009)

					U.S. Postretirement
	Pension Benefits				Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2010	2009	2010	2009	2010	2009
Service cost	$2,892	$2,580	$321	$258	$63	$60
Interest cost	8,757	11,031	1,887	1,752	156	168
Expected return on plan assets	(8,553)	(10,326)	(1,329)	(1,179)	(21)	(21)
Amortization of unrecognized prior service cost	39	60	234	216	15	15
Amortization of unrecognized net transition obligation	-	-	-	-	36	36
Amortization of accumulated loss	8,106	5,259	(120)	(330)	18	3
Net periodic cost adjustment to retained earnings, pre-tax	-	(1,224)	-	-	-	-
Net periodic cost	$11,241	$7,380	$993	$717	$267	$261

The Company contributed $12,000,000 to its U.S. pension plan and $2,471,000 to its non-U.S. pension plans in the first nine months of 2010.  The Company expects to contribute an additional $900,000 to its U.S. pension plan and $129,000 to its non-U.S. pension plans during the remainder of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 – OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows:

	August 29,	November 30,
(In thousands)	2010	2009
Accrued pension and postretirement benefits cost	$81,910	$86,568
Taxes payable	9,974	9,974
Compensation and benefits	1,942	1,904
Other	430	933
	$94,256	$99,379

NOTE 16 – PROVISION FOR INCOME TAXES

Income taxes decreased to $1,349,000 in the third quarter of 2010, from $3,778,000 in the same period of 2009.  Income taxes decreased to $4,008,000 in the first nine months of 2010, from $8,397,000 in the comparable period in 2009.  The effective tax rate decreased to 16.1% in the first nine months of 2010, down from 26.4% in the first nine months of 2009.  The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $599,000 decrease in the valuation allowance for deferred assets related to delayed bonuses and restricted stock and a $361,000 decrease in current taxes payable related to the same matter.  These decreases represented corrections of amounts recorded in the fourth quarter of 2009.  The effective rate in 2009 was reduced by tax benefits of $1,476,000 recorded in the second quarter of 2009, of which $1,199,000 was associated with an adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $277,000 related to a decrease in the valuation allowance related to net operating losses of the Company’s subsidiary in the Netherlands.  This $1,199,000 represented a correction of an amount recorded in prior period financial statements.  Management believes these corrections to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first nine months of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full fiscal years.

At August 29, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $10,916,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,461,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,230,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state and foreign statutes of limitations and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $2,249,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,383,000 were recorded as a liability in the Company’s consolidated balance sheet at August 29, 2010, compared to $1,030,000 as of November 30, 2009.

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

Assets and/or liabilities measured at fair value on a recurring basis included the following as of August 29, 2010:

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$57	$-	$57
Total liabilities	$-	$57	$-	$57

Assets and/or liabilities measured at fair value on a recurring basis included the following as of August 30, 2009:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Derivative assets	$-	$10	$-	$10
Total assets	$-	$10	$-	$10

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of August 29, 2010, the Company held one foreign currency forward contract in the amount of $6,000,000 U.S. dollars, hedging Singapore dollars, and one contract in the amount of $365,000 U.S. dollars, hedging Euros.  As of August 30, 2009, the Company held one foreign currency forward contract totaling $4,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $850,000 U.S. dollars, hedging Euros.  Such instruments had a combined fair value loss of $57,000 and a fair value gain of $10,000 as of August 29, 2010 and August 30, 2009, respectively, based on quotations from financial institutions.  Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net on the income statement.

NOTE 18 – SUBSEQUENT EVENTS

On September 14, 2010, the Company entered into a definitive agreement to sell its 50% ownership of TAMCO to Gerdau Ameristeel US Inc. for $82,500,000 in cash, before transaction costs and working capital adjustments.  The sale is subject to customary closing conditions, including a Hart-Scott-Rodino filing, and is expected to be completed during the Company’s fourth quarter of 2010.  The Company’s investment in TAMCO was $30,500,000 (see Note 6) as of August 29, 2010 and the Company expects to realize a pretax gain of approximately $49,000,000 and net cash proceeds of approximately $60,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, including cash and cash equivalents and current portion of long-term debt totaled $292.4 million as of August 29, 2010, an increase of $4.9 million from working capital of $287.5 million as of November 30, 2009.   Cash and cash equivalents totaled $179.9 million as of August 29, 2010, compared to $181.1 million as of November 30, 2009.

In the nine months ended August 29, 2010, net cash of $29.5 million was provided by operating activities, compared to $87.0 million generated in the similar period in 2009.  In the nine months ended August 29, 2010, the Company's cash provided by operating activities included net income of $19.5 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate, loss from asset sales and stock compensation expense) of $22.7 million, reduced by changes in operating assets and liabilities of $12.7 million.  In the nine months ended August 30, 2009, the Company's cash provided by operating activities included net income of $19.2 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate, gain from asset sales and stock compensation expense) of $23.1 million, plus changes in operating assets and liabilities of $44.7 million.   The $57.5 million difference in net cash from operations between 2009 and 2010 was due to the sharp decline in business activity from 2008 to 2009, which did not repeat in 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in investing activities totaled $21.6 million in the nine months ended August 29, 2010, compared to $57.2 million used in the nine months ended August 30, 2009.  Net cash used in investing activities during the first nine months of 2010 consisted of capital expenditures of $25.4 million, compared to $35.3 million in the same period of 2009.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Texas and Brazil in 2010 and 2009.  Normal replacement expenditures are typically equal to depreciation.  During the year ending November 30, 2010, the Company anticipates spending between $30 and $40 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.  During the first nine months of 2009, the Company contributed capital of $10.0 million to TAMCO, the Company’s 50%-owned affiliate which operates a steel mini-mill in California.  Also, during the first nine months of 2009, the Company provided $12.5 million in loans to TAMCO.  The Company provides funding to TAMCO as part of the Company’s $20.0 million commitment under a $40.0 million senior secured credit facility provided by TAMCO’s shareholders.  As of August 29, 2010, TAMCO’s usage of the facility totaled $23.0 million, of which $11.5 million was borrowed from the Company, down from $15.0 million as of November 30, 2009.  In the fourth quarter of 2010, the Company agreed to sell its ownership in TAMCO.

Net cash used in financing activities totaled $9.4 million during the nine months ended August 29, 2010 and $9.0 million in the nine months ended August 30, 2009.  Net cash used in 2010 consisted of payment of Common Stock dividends of $8.3 million, treasury stock purchases of $1.1 million (related to the payment of taxes associated with the vesting of restricted shares) and net repayment of debt of $.3 million, offset by $.3 million provided by the issuance of Common Stock.   Net cash used in 2009 consisted of payment of Common Stock dividends of $8.3 million, similar treasury stock purchases of $1.0 million and debt issuance costs of $1.0 million.  Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million and issued debt of $.4 million.

The Company’s primary bank line is a revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, determined based on the Company’s financial condition and performance) or utilize the facility for letters of credit at a similar spread, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  Although Management believes the Company would be able to replace the facility at that time, there can be no assurance that the Company would be able to do so under the same favorable terms and conditions.  At August 29, 2010, $82.8 million was available under the Revolver.

The Revolver contains various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $151.9 million as of August 29, 2010.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At August 29, 2010, the Company maintained a consolidated leverage ratio of .55 times EBITDA.  The Revolver requires the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At August 29, 2010, qualifying tangible assets equaled 4.59 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.30 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At August 29, 2010, the Company maintained such a fixed charge coverage ratio of 2.13 times.  Under the most restrictive provisions of the Company's lending agreements, $21.3 million of retained earnings were not restricted at August 29, 2010, as to the declaration of cash dividends or the repurchase of Company stock.  At August 29, 2010, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at August 29, 2010 totaled $179.9 million, a decrease of $1.2 million from November 30, 2009.  At August 29, 2010, the Company had total debt outstanding of $38.5 million, compared to $38.3 million at November 30, 2009, and $113.7 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2010 were $39.5 million and $38.3 million, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Cash balances are held throughout the world, including $108.8 million held outside of the U.S. at August 29, 2010.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

The Company contributed $12.0 million to its U.S. pension plan and $2.5 million to its non-U.S. pension plans in the first nine months of 2010.  The Company expects to contribute an additional $.9 million to its U.S. pension plan and $.1 million to its non-U.S. pension plans during the remainder of 2010.

In 2009, TAMCO entered into a senior secured credit facility with TAMCO’s shareholders which provides TAMCO up to $40.0 million.  The shareholder credit facility bears interest at LIBOR plus 3.25% per annum and is scheduled to mature January 31, 2011.  As of August 29, 2010, TAMCO borrowed $23.0 million under the facility, of which $11.5 million was provided by the Company.  The facility will be eliminated upon closing of the pending sale of TAMCO.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements for the remainder of 2010.  Cash available from operations could be affected by a worsening of the general economic downturn or any further decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

The Company's contractual obligations and commercial commitments at August 29, 2010 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$38,545	$7,539	$15,306	$-	$15,700

Interest payments on debt (a)	2,093	500	1,116	157	320

Operating leases	34,028	4,140	5,188	2,595	22,105

Pension funding	1,029	1,029	-	-	-

Uncertain tax positions	2,249	2,249	-	-	-

Total contractual obligations (b)	$77,944	$15,457	$21,610	$2,752	$38,125

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,145	$1,145	$-	$-	$-

Total commercial commitments (b)	$1,145	$1,145	$-	$-	$-

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS: 2010 COMPARED WITH 2009

General

Net income totaled $8.9 million, or $.96 per diluted share, on sales of $134.2 million in the three months ended August 29, 2010, compared to $5.9 million, or $.64 per diluted share, on sales of $131.4 million in the third quarter of 2009.  Sales increases by the Fiberglass-Composite Pipe Group and the Water Transmission Group were partially offset by a decrease by the Infrastructure Products Group.  The Fiberglass-Composite Pipe Group benefited from increased demand in energy markets, and the Water Transmission Group benefited from increased production by domestic pipe operations.  The Infrastructure Products Group continued to be impacted by weak construction spending.  Segment income slightly increased, in spite of a decline by the Fiberglass-Composite Pipe Group, due to higher segment income from the other two Groups.  Net income increased in 2010 due to improved results of TAMCO, the Company’s 50%-owned steel affiliate, and a reduction in the provision for income taxes.

Net income totaled $19.5 million, or $2.11 per diluted share, on sales of $379.8 million in the nine months ended August 29, 2010, compared to $19.2 million, or $2.08 per diluted share, on sales of $410.3 million in the same period in 2009.  The Fiberglass-Composite Pipe Group had higher sales due to continued strength in the marine and offshore markets and improvements in the onshore oilfield market.  However, segment income declined due to a change in project mix and higher costs.  The Water Transmission Group had lower sales and lower segment income due to sluggish water pipe and wind tower demand.  The Infrastructure Products Group had lower sales and lower segment income due to continued reduced construction spending.  The decline in segment income in the nine months ended August 29, 2010 from consolidated businesses was partially offset by improved results from TAMCO and a reduction in income taxes.

Sales

Total consolidated sales increased $2.8 million, or 2.1%, in the third quarter of 2010, compared to the similar period in 2009 as increased sales of the Fiberglass-Composite Pipe and Water Transmission Groups were partially offset by reduced sales of the Infrastructure Products Group.  Total consolidated sales in the nine months ending August 29, 2010 decreased $30.5 million, or 7.4%, compared to the similar period in the prior year, due to weak economic conditions.

Fiberglass-Composite Pipe's sales increased $3.3 million, or 5.8%, in the third quarter of 2010 and $10.2 million, or 6.0%, in the first nine months of 2010, compared to the similar periods in 2009.  Sales from operations in the U.S. increased $7.5 million and $8.9 million in the three and nine months ended August 29, 2010, respectively.  Third-quarter sales from U.S. operations increased largely due to demand in key onshore oilfield and mining markets.  Sales from Asian operations decreased $3.2 million and $2.8 million in the third quarter and first nine months of 2010, respectively, as increased sales into industrial markets only partially offset the decline in marine and offshore markets due to completion of large projects.  Sales from European operations decreased $3.4 million and $8.8 million in the third quarter and first nine months of 2010, respectively, due to softer market conditions in industrial and oilfield markets.  Sales from Brazilian operations increased $2.4 million and $13.0 million in the third quarter and first nine months of 2010, respectively, due to the operation of a new oil field pipe plant and growth in the municipal water market.  Orders for marine and offshore projects softened in recent months; however, looking forward, the Fiberglass-Composite Pipe Group continues to see strong demand due primarily to energy-related projects.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Water Transmission Group's sales increased $1.7 million, or 4.2%, in the third quarter and decreased $25.0 million, or 18.7%, in the first nine months of 2010, compared to similar periods in 2009.  Water pipe sales improved in the third quarter of 2010 due to several large projects in Northern California.  The year-to-date sales decrease was partly due to weaker cyclical demand for water pipe in the western U.S. and largely due to lower wind tower sales.  As of August 29, 2010, the wind tower backlog declined to $1.8 million, from $11.5 million at the end of the third quarter, due to production and the lack of new orders.  Until the wind energy markets improve and more financing becomes available to the wind industry, the Group's wind tower activity is expected to remain depressed.  As a result, Management performed an analysis as of August 29, 2010 of certain wind tower assets.  Based on internal and third-party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceed the carrying value of the related long-lived assets.  However, if market conditions do not improve as expected, this could indicate a potential impairment of the Company’s long-lived assets used for the production of wind towers.  Near term, the water pipe business is also expected to continue to experience soft market demand.  The timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.  The Company continues to monitor a number of major wind tower and pipe projects; however, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

Infrastructure Products' sales decreased $2.2 million, or 6.2%, in the third quarter and $15.7 million, or 14.6%, in the first nine months of 2010, compared to the similar periods in 2009.  Both the Hawaii Division and the Pole Products Division had lower sales in both periods.  The Hawaii Division continued to experience lower demand for aggregates and ready-mix on both Oahu and Maui as construction spending remained weak due to the recessionary economy.  Military and governmental spending provided a stable base of business, while all other sectors declined.  The Pole Products Division remained impacted by the decline in U.S. housing markets and reduced demand for concrete lighting poles for new construction and steel traffic poles.  The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of residential construction spending throughout the U.S.  Demand for Pole Products Division’s decorative concrete poles for residential lighting applications appears to have stabilized.  However, significant recoveries of the residential construction markets and the Infrastructure Products Group are not expected in the short term.

Gross Profit

Gross profit in the third quarter of 2010 was $32.6 million, or 24.3% of sales, compared to $35.6 million, or 27.1% of sales, in the third quarter of 2009.  Year-to-date gross profit in 2010 was $97.4 million, or 25.7% of sales, compared to $107.1 million, or 26.1% of sales, in 2009.  Gross profit in 2010 decreased $3.0 million in the third quarter primarily due to lower margins, and decreased $9.7 million in the first nine months due largely to lower sales.  Third quarter 2010 profit margins were impacted by higher raw material costs and lower-margin projects in the Fiberglass-Composite Pipe Group and increases in last-in, first-out (“LIFO”) inventory reserves related to steel used by the Water Transmission Group.

Fiberglass-Composite Pipe Group's gross profit decreased $2.9 million in the third quarter of 2010, compared to the similar period in 2009, due to higher raw material costs and lower-margin projects.  Gross profit increased $.5 million in the first nine months of 2010 compared to the similar period in 2009, due primarily to higher sales.  Profit margins were 34.4% in the third quarter and 38.1% in the first nine months of 2010, compared to 41.5% in the third quarter and 40.2% in the first nine months of 2009.  Margins were lower in the third quarter and the first nine months of 2010 due to change in project mix and completion of higher-margin projects in Asia, greater lower-margin sales in Brazil and higher raw material costs.

Water Transmission Group's gross profit increased $1.1 million in the third quarter compared to the similar period in 2009, due to lower raw material costs and higher plant utilization. Gross profit decreased $3.8 million in the first nine months of 2010, compared to the similar period in 2009, due to decreased sales.  Profit margins were 16.1% in the third quarter and 12.8% in the first nine months of 2010, compared to 14.1% in the third quarter and 13.2% in the first nine months of 2009.

Gross profit in the Infrastructure Products Group increased $1.2 million in the third quarter and decreased $3.1 million in the first nine months of 2010, compared to the similar periods in 2009.  Gross profit margins were 22.0% in the third quarter and 18.6% in the first nine months of 2010, compared to 17.1% in the third quarter and 18.7% in the first nine months of 2009.  Margins were higher in the third quarter of 2010, compared to 2009, due to improved plant utilization and certain higher-margin projects completed in 2010.  Margins were lower in the first nine months of 2010, compared to 2009, due to lower sales.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $24.1 million, or 18.0% of sales, in the third quarter of 2010, compared to $25.6 million, or 19.5% of sales, in the third quarter of 2009.  In the nine months ended August 29, 2010, SG&A expenses totaled $75.5 million, or 19.9% of sales, compared to $77.9 million, or 19.0% of sales, in the same period in 2009.  The $1.5 million decrease in the third quarter of 2010 was due to lower legal and professional fees of $2.0 million, lower compensation expense of $.8 million, lower insurance costs of $.6 million, partially offset by higher pension expense of $1.5 million, higher expenses of international operations related to foreign exchange rates of $.3 million and higher other expense of $.1million.  The $2.4 million decrease in the first nine months of 2010 was due to lower legal and professional fees of $4.9 million, lower insurance costs of $1.7 million, lower compensation expense of $.8 million and lower other expense of $1.7 million offset by higher pension expense of $3.2 million, higher expenses of international operations related to foreign exchange rates of $1.7 million, higher depreciation expense of $1.0 million and higher severance of $.8 million.

Other Income, Net

Other income totaled $2.1 million in the third quarter of 2010, an increase of $1.7 million from the third quarter of 2009.  Other income was $3.6 million in the nine months ended August 29, 2010, an increase of $.3 million from the similar period of 2009.  The increase of the third quarter of 2010 was primarily due to higher income of $1.9 million from an affiliate, and the increase in the first nine months of 2010 was due primarily to foreign currency transactions and miscellaneous income.

Interest Expense, Net

Net interest expense was $.2 million in the third quarter of 2010, compared to $.4 million in the third quarter of 2009.  Net interest expense was $.7 million in the nine months ended August 29, 2010 and August 30, 2009.  The decrease in the third quarter of 2010 was primarily due to lower average borrowings.

Provision for Income Taxes

Income taxes decreased to $1.3 million in the third quarter of 2010, from $3.8 million in the same period of 2009.  Income taxes decreased to $4.0 million in the first nine months of 2010, from $8.4 million in the comparable period in 2009. The effective tax rate decreased to 16.1% in the first nine months of 2010, down from 26.4% in the first nine months of 2009.  The effective rate in 2010 was reduced by tax benefits recorded in the third quarter of 2010, including a $.6 million decrease in the valuation allowance for deferred assets related to delayed bonuses and restricted stock and a $.4 million decrease in current taxes payable related to the same matter.  These decreases represented corrections of amounts recorded in the fourth quarter of 2009.  The effective rate in 2009 was reduced by tax benefits of $1.5 million recorded in the third quarter of 2009, of which $1.2 million was associated with an adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary and $.3 million was related to a decrease in the valuation allowance related to net operating losses of the Company’s subsidiary in the Netherlands.  The $1.2 million represented a correction of an amount recorded in prior period financial statements. Management believes these corrections to be immaterial to prior interim and annual financial statements.  The effective tax rates for the first nine months of 2010 and 2009 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings and the above discrete items.  Income from certain foreign operations and joint ventures is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full years.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consists of the Company’s share of the net loss of TAMCO, totaled $.2 million in the third quarter of 2010, compared to $.3 million in the similar period of 2009.  For the first nine months of 2010, the Company’s equity in TAMCO’s loss totaled $1.4 million, compared to $4.2 million in 2009.  Equity earnings are shown net of income taxes.  Equity in losses of TAMCO was taxed at an effective rate of 7.8% and 9.6% in 2010 and 2009, respectively, reflecting the dividend exclusion provided to the Company under current tax laws.  TAMCO’s losses were due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada which began in late 2008.  Given the low level of demand, TAMCO is expected to continue to operate its plant intermittently to maximize liquidity and minimize losses.

On September 15, 2010, the Company announced an agreement to sell its ownership in TAMCO to Gerdau Ameristeel US Inc.  The sale is subject to customary closing conditions, including review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 29, 2010 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s Management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These factors include without limitation those listed under Item 1A, Risk Factors, in the Company’s 2009 Annual Report on Form 10-K.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Legal proceedings are discussed in Note (11) of the Notes to Consolidated Financial Statements, under Part I, Item 1, which is incorporated herein by reference.

ITEM 6 – EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.2	Bylaws of Ameron International Corporation, amended and restated effective August 4, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on 8-K filed August 10, 2010).
10.1	Amended and Restated 2004 Stock Incentive Plan dated June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed June 25, 2010).*
10.2	Stock Ownership Requirements and Retention Policy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed June 25, 2010).*
10.3
Change of Control Agreement between Ameron International Corporation and Leonard J. McGill, effective June 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed June 25, 2010).*

10.4
Stock Purchase Agreement dated September 14, 2010 among Ameron International Corporation, Mitsui & Co. (U.S.A.), Inc., Tokyo Steel Manufacturing Co., Ltd. and Gerdau Ameristeel US Inc. relating to the sale of TAMCO (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed September 16, 2010).

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 29, 2010 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*  Compensatory plan or arrangement

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Gary Wagner, Senior Vice President-Chief Financial Officer

Date: September 27, 2010