Form 10-K
period 2010-11-30
AMERON INTERNATIONAL CORP
filed 2011-01-31
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2010

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates was approximately $591 million on May 28, 2010, based upon the last reported sales price of such stock on the New York Stock Exchange on that date.

On January 20, 2011 there were 9,251,105 shares of Common Stock, $2.50 par value, outstanding.  No other class of Common Stock exists.

DOCUMENTS INCORPORATED BY REFERENCE

1. PORTIONS OF AMERON INTERNATIONAL CORPORATION'S PROXY STATEMENT FOR THE 2011 ANNUAL MEETING OF STOCKHOLDERS (PART III)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2010 ANNUAL REPORT ON FORM 10-K

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I

AMERON INTERNATIONAL CORPORATION

AMERON INTERNATIONAL CORPORATION, a Delaware corporation, and its consolidated subsidiaries are collectively referred to herein as "Ameron," the "Company," the "Registrant" or the "Corporation" unless the context clearly indicates otherwise.  The business of the Company is divided into business segments, as described in Item 1(c)(1), herein. Substantially all activities relate to the manufacture of highly-engineered products for sale to the industrial, chemical, energy and construction markets.  All references to "the year" or "the fiscal year" pertain to the 12 months ended November 30, 2010.  All references to the "Proxy Statement" pertain to the Company's Proxy Statement to be filed on or about March 1, 2011 in connection with the 2011 Annual Meeting of Stockholders.

ITEM 1 - BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

Although the Company's antecedents date back to 1907, the Company evolved directly from the merger of two separate firms in 1929, resulting in the incorporation of American Concrete Pipe Company on April 22, 1929. Various name changes occurred between that time and 1942, at which time the Company's name became American Pipe and Construction Co. By the late 1960's the Company was almost exclusively engaged in manufacturing and had expanded its product lines to include not only concrete and steel pipe but also high-performance protective coatings, ready-mix concrete, aggregates and fiberglass pipe and fittings.  In 1970, the Company's name was changed to Ameron, Inc.  In the meantime, other manufactured product lines were added, including concrete and steel poles for street and area lighting and steel poles for traffic signals.  In 1996, the Company's name was changed to Ameron International Corporation.  In 2006, the Company sold its Performance Coatings & Finishes business (“Coatings Business”).  Also in 2006, the Company began manufacturing large, steel towers that are used with wind turbines for generating electricity.  In 2010, the Company sold its partial ownership in TAMCO, a mini-mill manufacturer of construction rebar.

(b) FINANCIAL INFORMATION AS TO INDUSTRY SEGMENTS.

Financial information on segments and affiliates may be found in Notes (1), (6) and (18) of the Notes to Consolidated Financial Statements, under Item 8, herein.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) For operational and geographical convenience, the Company is organized into divisions. These divisions are combined into groups serving various industry segments, as follows:

a) The Fiberglass-Composite Pipe Group develops, manufactures and markets filament-wound and molded fiberglass pipe and fittings. These products are used by a wide range of process industries, including industrial, petroleum, chemical processing and petrochemical industries, for service station piping systems, aboard marine vessels and offshore oil platforms, and are marketed as an alternative to metallic piping systems which ultimately fail under corrosive operating conditions.  These products are marketed directly, as well as through manufacturers' representatives, distributors and licensees.  Competition is based upon quality, price and service.  Manufacture of these products is carried out in the Company's plant in Burkburnett, Texas, by its wholly-owned domestic subsidiary, Centron International Inc. ("Centron"), at its plant in Mineral Wells, Texas, by wholly-owned subsidiaries in the Netherlands, Brazil, Singapore and Malaysia, and by an affiliate in Saudi Arabia.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

b) The Water Transmission Group supplies products and services used in the construction of water pipelines, lining and wind towers.  Five pipe manufacturing plants are located in Arizona and California.  Also included within this group is American Pipe & Construction International, a wholly-owned subsidiary, with two plants in Colombia, and Tubos Y Activos, a wholly-owned subsidiary, with a plant in Mexico. These plants manufacture concrete cylinder pipe, prestressed concrete cylinder pipe, steel pipe and reinforced concrete pipe for water transmission, storm and industrial waste water and sewage collection.  Products are marketed directly using the Company's own personnel, typically through competitive bidding.  Customers include local, state and federal agencies, developers and general contractors. Normally, no one customer or group of customers for the Company’s water pipe products will account for sales equal to or greater than 10 percent of the Company's consolidated revenue.  However, occasionally, when more than one unusually large project is in progress, combined sales to U.S., state or local government agencies and/or general contractors for those agencies can reach those proportions.  Besides competing with several other welded-steel pipe and concrete pipe manufacturers located in the market area, alternative products such as ductile iron, plastic, and clay pipe compete with the Company's concrete and steel pipe products; but ordinarily these other materials do not offer the full diameter range produced by the Company.  Principal methods of competition are price, delivery schedule and service.  The Company's technology is used in the Middle East through affiliated companies.  This segment also includes the manufacturing and marketing, on a worldwide basis directly and through manufacturers' representatives, of polyvinyl chloride and polyethylene sheet lining for the protection of concrete pipe and cast-in-place concrete structures from the corrosive effects of sewer gases, acids and industrial chemicals.  Competition is based upon quality, price and service.  Manufacture of this product is carried out in the Company's plant in Brea, California.  Additionally, the Company manufactures large-diameter towers for the U.S. wind-energy market at one of its California plants.  Wind towers are sold to wind turbine manufacturers based on price, quality and availability.  In 2009, Siemens Power Generation, Inc. purchased $66.4 million of wind towers from the Company, which was approximately 12% of the Company’s total consolidated sales and almost all of the Company’s wind tower sales.

c) The Infrastructure Products Group supplies ready-mix concrete, crushed and sized basaltic aggregates, dune sand, concrete pipe and box culverts, primarily to the construction industry in Hawaii, and manufactures and markets concrete and steel poles for highway, street and outdoor area lighting and for traffic signals nationwide.  Ample raw materials are typically available locally in Hawaii.  As to rock products, the Company has exclusive rights to quarries containing many years' reserves.  There is only one major source of supply for cement in Hawaii.  Within the market area there are competitors for each of the segment's products.  No single competitor offers the full range of products sold by the Company in Hawaii.  An appreciable portion of the segment's business in Hawaii is obtained through competitive bidding.  Sales of poles are nationwide, but with a stronger concentration in the western and southeastern U.S.  Marketing of poles is handled by the Company's own sales force and by outside sales agents.  Competition for poles is mainly based on price and quality, but with some consideration for service and delivery.  Poles are manufactured in two plants in California, as well as in plants in Washington, Oklahoma and Alabama.

d) As of November 30, 2010, the Company has two significant partially-owned affiliated companies ("affiliates"):  Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL").  ASAL, owned 30% by the Company, manufactures and sells concrete pressure pipe to customers in Saudi Arabia.  BL, owned 40% by the Company, manufactures and sells glass reinforced epoxy pipe and fittings in Saudi Arabia.  ASAL is included in the Water Transmission Group, and BL is included in the Fiberglass-Composite Pipe Group.  Additionally, the Company also owned 50% of TAMCO, a steel mini-mill operating in California, which was sold on October 21, 2010.  TAMCO is not included in the three operating groups.

e) Except as individually outlined in the above descriptions of industry segments, the following comments or situations currently apply to all segments and applied during the three years ended November 30, 2010:

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(ii) The Company owns certain patents and trademarks, both U.S. and foreign, related to its products.  The Company licenses its patents, trademarks, know-how and technical assistance to several of its subsidiary and affiliated companies and to third-party licensees, both in the U.S. and abroad.  These patents, trademarks, and licenses do not constitute a material portion of the Company's total business.  No franchises or concessions exist.

(iii) Many of the Company's products are used in connection with capital goods, water and sewage transmission and construction of capital facilities.  Weather conditions can cause favorable or adverse effects on general sales volume and earnings.  Normally, sales volume and earnings will be lowest in the first fiscal quarter.  Seasonal effects typically accelerate or slow the business volume and normally do not bring about severe changes in full-year activity.

 (iv) With respect to working capital items, the Company does not encounter any requirements which are not common to other companies engaged in similar industries.  No unusual amounts of inventory are required to meet seasonal delivery requirements.  In 2010, all of the Company's industry segments turned inventory between four and six times annually.  At November 30, 2010, average days' sales in accounts receivable ranged between 35 and 157 for all segments.  Excluding $25.1 million of unbilled receivables of the Water Transmission Group, the November 30, 2010 average days’ sales ranged between 35 and 91 for all segments.  Due to the percentage-of-completion method of accounting used by the Water Transmission Group, which is outlined in Item 7, herein, accounts receivable, which include unbilled receivables, of the Water Transmission Group may be outstanding longer than if the percentage-of-completion method is not used.

(v) Order backlogs at November 30, 2010 and 2009 by industry segment are shown below.  Approximately 98% of the November 30, 2010 backlog is expected to be converted to sales during 2011.  The Fiberglass-Composite Pipe Group’s backlog increased $7.9 million primarily due to expanding demand for onshore oilfield and ship construction piping.  The Water Transmission Group’s backlog decreased $17.3 million due to large-diameter wind tower production in 2010 and the corresponding lack of new wind tower orders.  The wind tower backlog at November 30, 2010 was $3.4 million, a decrease of $25.5 million from November 30, 2009.  The decrease in the wind tower backlog reflects the weak demand and challenging market conditions in the wind energy industry.  Excluding wind towers, Water Transmission Group’s backlog increased $8.2 million due to the timing of projects for water and sewer pipe infrastructure replacement.  The backlog decreased at Infrastructure Products Group due to a continuing decline in commercial and residential construction markets in Hawaii and throughout the U.S.

(In thousands)	2010	2009
Fiberglass-Composite Pipe Group	$72,280	$64,405
Water Transmission Group	71,022	88,296
Infrastructure Products Group	20,253	23,046

Total	$163,555	$175,747

(vi) Except for the sales of the Company’s investment in TAMCO and the Coatings Business, the introduction of the wind tower product line and the expansion of the Fiberglass-Composite Pipe Group in Brazil, there were no significant changes in the industries and localities in which the Company operated in recent years.  The Company is not aware of any other changes in the competitive situation which would be material to an understanding of the Company’s businesses.

 (vii) Sales contracts in all of the Company's business segments normally consist of purchase orders, which in some cases are issued pursuant to master purchase agreements.  Contracts seldom involve commitments of more than one year by the Company.  In those instances when the Company commits to sell products under longer-term contracts, the Company will typically contractually arrange to fix a portion of its associated costs.  Payment is normally due from 30 to 60 days after shipment, with progress payments prior to shipment in some circumstances.  The Company does not typically extend long-term credit to purchasers of its products.  For 2010, excluding the effect of unbilled receivables related to the percentage-of-completion method of accounting, trade receivables turned approximately an average of five times.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

(2) a) Costs during each of the last three years for research and development were $2.8 million in 2010, $6.0 million in 2009, and $4.3 million in 2008.  Such costs, which are included in selling, general and administrative expenses, relate primarily to the development, design and testing of products, and are expensed as incurred.

b) The Company's business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on its business, except as described above.

c) For many years the Company consistently installed or improved devices to control or eliminate the discharge of pollutants into the environment.  Accordingly, in 2010, compliance with federal, state, and locally-enacted provisions relating to protection of the environment did not have, and is not expected to have, a material effect upon the Company's capital expenditures, earnings, or competitive position.

d) At year-end the Company and its consolidated subsidiaries employed approximately 2,300 persons.  Of those, approximately 900 were covered by labor union contracts.  One bargaining agreement is currently being renegotiated and is expected to be completed during 2011.  No other bargaining agreements are subject to renegotiation in 2011.

 (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS.

Aggregate sales from foreign operations as a percent of total sales were 35.0%, 31.4% and 31.3%, respectively, for the years ended November 30, 2010, 2009 and 2008.  Financial information about foreign and domestic operations may be found in Note (18) of the Notes to Consolidated Financial Statements, under Item 8, herein.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of management, and other matters.  Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements.  These factors include without limitation those listed below under Item 1A, Risk Factors.

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

ITEM 1A - RISK FACTORS

The following information should be read in conjunction with Management's Discussion and Analysis (“MD&A”), under Item 7, herein, and the Consolidated Financial Statements and related Notes, under Item 8, herein.

The Company's businesses routinely encounter and address risks, some of which could cause the Company's future results to be materially different than presently anticipated.  Discussion about the important operational risks that the Company's businesses encounter can also be found in the MD&A section and in the business descriptions in Item 1, herein.

a) The general economic conditions and the availability of third-party financing could affect demand for the Company’s products.  The Company’s products are sold into the capital goods industry.  The markets served by the Company and its affiliates could be severely impacted by a general economic slowdown.  The availability of financing for customers or for projects could impact the overall level of demand for the Company’s products and the timing of new orders.  Additionally, existing orders in backlog are subject to cancellation or delays if customers are unable to obtain anticipated financing or if economic conditions worsen.

b) The primary markets for the Company's products are cyclical and dependent on factors that may not necessarily correspond to general economic cycles.  The Company's Water Transmission Group sells piping products for public works projects, which are typically dependent on taxes and fees for funding.  The Fiberglass-Composite Pipe Group's performance is closely linked to the level of oil and energy prices and the corresponding impact on oil production, processing and transport.  The Infrastructure Products Group is dependent on the level of construction, especially the level of construction in Hawaii and construction of new homes for the sale of concrete poles throughout the U.S.  Therefore, the Company's activities can be materially impacted by changes in interest rates, construction cycles, changes in oil prices and constraints on governmental budgets and spending.

c) The availability and price of key raw materials can fluctuate dramatically, and an increase could affect sales and profitability.  The Company consumes significant amounts of steel, cement, epoxy resin and fiberglass.  The availability of these raw materials is subject to periodic shortages, and future allocations may not be sufficient to prevent disruption to sales of the Company and its subsidiaries.  Additionally, significant increases in the cost of these raw materials could lead to significantly lower operating margins if the Company is unable to recover these cost increases through price increases to its customers.  The Company purchases cement in Hawaii from a single source under a long-term purchase agreement.  Obtaining cement from an alternative source could be disruptive and/or costly.

d) Labor disruptions or labor shortages could materially impact the Company’s operations, its ability to fill orders and its profitability.  The Company's businesses are involved with heavy-duty manufacturing and materials handling.  Labor is a key component of such operations, and disruptions, such as disputes and strikes, could have a material impact on the Company and its subsidiaries.  Additionally, shortages of skilled labor could periodically impact the Company's costs and profitability.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

e) Claims associated with the Company's product performance can be large and could materially impact the Company's results and cash flow.  The Company sells products that may be essential to the use of large, multi-million-dollar, infrastructure projects, such as water and sewer systems, offshore platforms, marine vessels, petrochemical plants, roads, and large construction projects.  Additionally, the Company sells products used in critical applications, such as to protect against corrosion or to convey hazardous materials.  Use of the Company's products in such applications could expose the Company to large potential product liability risks which are inherent in the design, manufacture and sale of such products.  Successful claims against the Company could materially and adversely affect its reputation, financial condition and results of operations.

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

g) The returns from the Company's investment in wind tower manufacturing are dependent on a limited number of customers and future demand which could be impacted by changes in project financing, government policy, energy prices or tax incentives.  The Company completed a major expansion program to enhance its capabilities to produce wind towers used for wind-generated electricity in 2009.  The current demand for wind-generated power is driven by regulation, energy prices and tax incentives.  The demand for wind towers could subside if the tax incentives are not renewed, if project financing availability does not improve and/or if prices for competing fuels fall so that wind energy is less competitive.  Additionally, the Company’s entry into this market may not meet forecasted expectations due to entry costs and competitive pressures.

h) The Company's quarterly results are subject to significant fluctuation, which could affect the Company's stock price.  The Company's sales and net income can fluctuate significantly from quarter to quarter due to production and delivery schedules of major orders and the seasonal variation in demand for certain of the Company's products, particularly in the Water Transmission Group.  Operating results in any quarterly period are not necessarily indicative of results for any future quarterly period, and comparisons between periods may not be meaningful.  The Company sells products which are installed outdoors; and, therefore, demand for the Company's products can be affected by weather conditions.

i) Limits on the Company's ability to significantly influence or control partially-owned affiliates could restrict the future operation of such affiliates and the amount of cash available to the Company from such affiliates.  Without significant influence or control, the Company cannot solely dictate the dividend or operating policies of affiliates without the cooperation of the respective affiliate partners.

j) The Company’s relatively low trading volume could limit a shareholder's ability to trade the Company's shares.  The Company's shares are traded on the New York Stock Exchange; however, the average trading volume can be relatively low.  As a result, shareholders could have difficulty in selling or buying a large number of the Company's shares in the manner or at a price that might otherwise be possible if the shares were more actively traded.

k) Tax law changes relative to foreign-based income could significantly impact the Company’s profitability.  The Company maintains substantial accumulated earnings outside the U.S.  A change in tax laws that requires U.S. income tax on unrepatriated foreign earnings could result in a significant reduction in the Company’s net income and cash flow.

l) Significant changes in investment performance or assumptions could have a material effect on the valuation of obligations, the funded status, cost and required contributions associated with pension plans.  The Company’s pension cost and funding requirements are materially affected by the discount rate used to value pension obligations, the level of plan assets available to fund those obligations and the expected long-term rate of return on plan assets.  The Company’s pension plans are supported by pension fund investments which can be volatile and subject to financial market risk.  Significant changes in investment performance or changes in the portfolio mix of invested assets could result in corresponding increases and decreases in the valuation of plan assets or changes of the expected future rate of return on plan assets.  A change in the discount rate can result in a significant increase or decrease in the valuation of pension obligations, affecting the current funded status of the pension plans.  Changes in the expected return on plan assets, changes in the discount rate or changes in the current funded status could result in significant changes in the future net periodic pension cost and cash flow to fund pension obligations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

m) The Company is dependent on information systems and information technology, and a major interruption could adversely impact operations and the Company’s results.  The Company uses critical information systems to operate, monitor and manage business on a day-to-day basis. Any disruption to these information systems could adversely impact operations and result in increased costs, the inability to maintain financial controls or issue financial reports.  Information systems could be interrupted, delayed, or damaged by any number of factors, including natural disasters, telecommunications failures, acts of war or terrorism, computer viruses, physical or electronic security breaches. These or other events could cause loss of critical data, or prevent the Company from meeting its operating and financial commitments.

n) The Company could be aversely affected by its personnel not adhering to policies and procedures.  The Company operates a diverse set of businesses in various parts of the world.  Policies and procedures are established and maintained to promote an effective internal control environment.  While management is responsible for establishing and maintaining adequate internal controls, there can be no assurances that non-compliant acts by the Company’s personnel or others will not adversely impact the Company’s operating results or financial condition.

o) Failure to comply with federal, state, local or foreign governmental requirements, could affect the Company’s reputation, results and cash flows.  The Company and those representing the Company, such as employees or agents, are subject to U.S. federal, state, local and foreign laws and regulations that affect the Company’s businesses. The Company and its representatives are subject to a variety of environmental, health, and safety laws and regulations, laws relating to trade sanctions and export controls, and the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws, which generally prohibit companies and their representatives and intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with such laws or regulations, whether actual or alleged, could expose the Company to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could adversely affect the Company’s business, financial condition and results of operations.

In addition, the Company is required to obtain and maintain federal, state, and local government permits and approvals to operate its businesses. Any of these permits or approvals may be subject to denial, revocation or modification under various circumstances. Failure to obtain or comply with, or the loss or modification of, the conditions of permits or approvals may subject the Company to penalties or other liabilities or to cease operations, which could have a material adverse impact on our business, financial condition, and result of operations.

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

* Leased
** Held for Sale

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 3 - LEGAL PROCEEDINGS

In 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later alleged that its claim for damages against all defendants was approximately 440 million Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify an aggregate claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  The Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20 million; but BP America has since reduced its claim to $12.9 million.  The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in the Superior Court, Kern County, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8 million, an amount which the Company contested.   On December 3, 2010, the Company settled this case subject to court approval for a net payment of $.1 million by the Company.  On December 27, 2010, the Court issued an order finding the settlement by the Company to be in good faith and dismissing a cross-complaint against the Company by a surety of a non-settling defendant.  The order remains subject to possible appeal.  The terms of the settlement will not have a material effect on the Company’s financial condition or results of operations.

In August 2010, Petroleum Polymer Company LLC ("PPC") brought an action against Ameron (Pte) Ltd. ("Ameron Pte"), an indirect subsidiary of the Company, in the Primary Court of Oman.  The complaint alleged that Ameron Pte breached the terms of a purchase agreement for its supply of fiberglass pipe to PPC for use in an oil extraction project in Oman.  PPC's primary allegation is that a component supplied by Ameron Pte failed during testing, resulting in a failure of the pipe system.  PPC asserted damages totaling approximately $20 million, including alleged claims for the cost of replacing damaged pipe, recovery of penalties incurred due to the resulting delay in the project, and lost future opportunities.  Ameron Pte contests any claim amount and intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is able to neither estimate the possible range of loss with respect to this case nor the timing of substantive judicial proceedings.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2010, the Company was a defendant in 14 asbestos-related cases, compared to 20 cases as of November 30, 2009.  During the year ended November 30, 2010, there were ten new asbestos-related cases, 11 dismissed cases, five settled cases and no judgments.  The Company incurred net expenses of $.1 million, $.3 million and $.2 million, and recovered less than $.1 million, $.1 million and $.2 million, during the years ended November 30, 2010, 2009 and 2008, respectively.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  With the assistance of outside counsel, the Company conducted an internal inquiry and continues to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock, $2.50 par value, of the Company, its only outstanding class of common equity, is traded on the New York Stock Exchange (“NYSE”), the only exchange on which it is presently listed.  On January 10, 2011, there were 866 stockholders of record of such stock, based on the information provided by the Company’s transfer agent, Computershare.  Information regarding incentive stock compensation plans may be found in Note (13) of the Notes to Consolidated Financial Statements, under Item 8, herein.

Dividends have been paid each quarter during 2010 and 2009.  Information as to the amount of dividends paid during the reporting period and the high and low prices of the Company's Common Stock during such period are set out in Supplementary Data - Quarterly Financial Data (Unaudited) following the Notes to Consolidated Financial Statements, under Item 8, herein.  Normal dividends of $.30 per share per quarter are expected to be paid in the future.

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, under Item 7, and Note (11) of the Notes to Consolidated Financial Statements, under Item 8, herein.

STOCK PRICE PERFORMANCE GRAPH

The following line graph compares the yearly changes in the cumulative total return of the Company’s Common Stock against the cumulative total return of the NYSE (New York Stock Exchange) Market Value Index and the Peer Group Composite Index described below for the period of the Company’s five fiscal years commencing December 1, 2005 and ended November 30, 2010.  The comparison assumes $100 invested in stock on December 1, 2005.  Total return assumes reinvestment of dividends.  The Company’s stock price performance over the years indicated below does not necessarily track the operating performance of the Company nor is it necessarily indicative of future stock price performance.

The 2010 Peer Group Composite Index is comprised of the following companies:  Ameron, Dresser-Rand Group, Inc., Gibraltar Industries, Inc., Insituform Technologies, Inc., Lufkin Industries Inc., Martin Marietta Material, Inc., National Oilwell Varco, Inc., Northwest Pipe Co., Texas Industries Inc., Trinity Industries, Inc., Valmont Industries, Inc. and Vulcan Materials Co.  The Company modified the 2009 Peer Group Composite Index to include Insituform Technologies, Inc., replacing Schnitzer Steel Industries, Inc. in the 2010 Peer Group Composite Index, to reflect the sale of TAMCO in 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	11/30/05	11/30/06	11/30/07	11/30/08	11/30/09	11/30/10
Ameron	$100.00	$169.51	$240.92	$124.66	$134.53	$177.58
NYSE Market Value Index	100.00	119.92	134.59	78.50	102.30	109.65
Peer Group Composite Index (2010)	100.00	124.94	174.57	92.49	115.60	143.07
Peer Group Composite Index (2009)	100.00	124.64	176.81	92.43	116.42	144.67

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
			Number of Shares	Maximum Number
	(a)	(b)	(or Units) Purchased	(or Approximate Dollar Value in millions)
	Total Number of	Average Price	As Part of Publicly	of Shares (or Units) that May
	Shares (or Units)	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased	Share (or Unit)	Programs	Plans or Programs (1,2)
8/30/10 thru 9/26/10	-	-	-	$-
9/27/10 thru 10/31/10	-	-	-	50.0
11/1/10 thru 11/30/10	-	-	-	50.0

(1) On October 22, 2010, the Company announced that its Board of Directors approved the purchase of up to $50.0 million of the Company’s Common Stock beginning in 2011.
(2) Does not include shares that may be repurchased by the Company to pay taxes applicable to the vesting of restricted stock.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL INFORMATION

	Year ended November 30,
(Dollars in thousands, except per share data)	2010	2009	2008	2007	2006

PER COMMON SHARE DATA (1)
Basic earnings per share allocated to Common Stock:
Income from continuing operations	$5.11	$3.52	$6.37	$6.70	$5.66
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-	.68	.25
Net income	5.00	3.61	6.37	7.38	5.91
Diluted earnings per share allocated to Common Stock:
Income from continuing operations	5.11	3.52	6.35	6.69	5.60
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-	.67	.24
Net income	5.00	3.61	6.35	7.36	5.84

Weighted-average shares (basic)	9,205,439	9,166,558	9,124,557	9,029,487	8,731,839
Weighted-average shares (diluted)	9,220,211	9,184,771	9,169,056	9,090,846	8,871,695
Dividends (2)	4.20	1.20	1.15	.90	.80
Stock price - high	75.84	89.00	130.51	109.60	80.01
Stock price - low	54.73	41.86	33.30	64.35	44.66
Price/earnings ratio (range)	15-11	25-12	20-5	15-9	14-8
OPERATING RESULTS
Sales	$503,259	$546,944	$667,543	$631,010	$549,180
Gross profit	127,924	145,452	153,621	146,029	132,389
Interest income/(expense), net	(22)	588	1,533	1,927	(1,682)
Provision for income taxes	(29,709)	(15,517)	(16,955)	(10,359)	(10,905)
Equity in (loss)/earnings of affiliate, net of taxes	(1,206)	(5,512)	10,337	15,383	13,550
Income from continuing operations	47,268	32,483	58,592	61,140	50,060
(Loss)/income from discontinued operations, net of taxes	(1,014)	817	-	6,099	2,140
Net income	46,254	33,300	58,592	67,239	52,200
Net income/sales	9.2%	6.1%	8.8%	10.7%	9.5%
Return on average equity	9.3%	6.9%	12.7%	16.6%	15.8%
FINANCIAL CONDITION AT YEAR-END (3)
Working capital	$322,456	$287,467	$297,445	$314,339	$280,467
Property, plant and equipment, net	244,198	238,508	206,162	173,731	134,470
Investments
Equity method affiliate	-	30,626	14,428	14,677	14,501
Cost method affiliates	3,784	3,784	3,784	3,784	3,784
Total assets	781,569	762,549	726,322	705,812	616,351
Long-term debt, less current portion	23,424	30,933	35,989	57,593	72,525
CASH FLOW (3)
Expenditures for property, plant and equipment	$30,965	$46,874	$60,697	$47,697	$35,519
Depreciation and amortization	26,539	22,108	20,409	17,034	17,440

(1) Amounts adjusted based on adoption of two-class computation method (see Note (1) of the Notes to Consolidated Financial Statements, under Item 8, herein).
(2) Includes special dividend of $3.00 per share, paid on November 30, 2010.
(3) Amounts include both continuing and discontinued operations.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Ameron International Corporation ("Ameron", the "Company", the “Registrant” or the “Corporation”) is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials; and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi River.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also participates in various affiliate companies, directly in Saudi Arabia, and indirectly in Egypt.

During the fourth quarter of 2010, the Company sold its 50% ownership in TAMCO, a steel mini-mill operating in California.  The Company reports its investment in TAMCO using the equity method of accounting.

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

Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, including subsequent capital contributions and loans from the Company, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in affiliates which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's former investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.  The Company’s investment in TAMCO was sold in October 2010.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is self insured for a portion of the losses and liabilities primarily associated with workers' compensation claims and general, product and vehicle liability.  Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using historical experience and certain actuarial assumptions followed in the insurance industry.  The estimate of self-insurance liability includes an estimate of incurred but not reported claims, based on data compiled from historical experience.  Actual experience could differ significantly from these estimates and could materially impact the Company's consolidated financial statements.  The Company typically purchases varying levels of third-party insurance to cover losses subject to retention levels (deductibles or primary self insurance) and aggregate limits.  Currently, the Company's retention levels are $1.0 million per workers' compensation claim, $.1 million per general, property or product liability claim, and $.25 million per vehicle liability claim.

When accounting for pension and other postretirement benefits, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets that are controlled and invested by third-party custodians.  Delayed recognition of differences between actual results and expected or estimated results is a guiding principle of these standards.  Such delayed recognition provides a gradual recognition of benefit obligations and investment performance over the working lives of the employees who benefit under the plans, based on various assumptions.  Assumed discount rates are used to calculate the present values of benefit payments which are projected to be made in the future, including projections of increases in employees' annual compensation and health care costs.  Management also projects the future returns on invested assets based principally on prior performance.  These projected returns reduce the net benefit costs the Company records in the current period.  Actual results could vary significantly from projected results, and such deviations could materially impact the Company's consolidated financial statements.  Management consults with the Company’s actuaries when determining these assumptions.  Program changes, including termination, freezing of benefits or acceleration of benefits, could result in an immediate recognition of unrecognized benefit obligations; and such recognition could materially impact the Company's consolidated financial statements.

For pension and other postretirement benefits accounting, the discount rate is based on market interest rates.  At November 30, 2010, the Company decreased the annual discount rate from 5.70% to 5.30% as a result of the then-current market interest rates on long-term, fixed-income debt securities of highly-rated corporations.  In estimating the expected return on assets, the Company considers past performance and future expectations for various types of investments, as well as the expected long-term allocation of assets.  At November 30, 2010, the Company maintained the long-term annual rate of return on assets assumption of 8.50% reflecting current expectations for future returns in the investment markets.  In projecting the rate of increase in compensation levels, the Company considers movements in inflation rates as reflected by market interest rates.  At November 30, 2010, the Company decreased the assumed annual rate of compensation from 4.25% to 3.50%.  In selecting the rate of increase in health care costs, the Company considers past performance and forecasts of future health care cost trends.  At November 30, 2010, the Company raised the annual rate of increase in health care costs to 10.00%, from 9.00% in 2009, decreasing ratably until reaching 5.00% in 2015 and beyond.

Different assumptions would impact the Company’s projected benefit obligations and annual net periodic benefit costs related to pensions and the accrued other benefit obligations and benefit costs related to postretirement benefits.  The following reflects the impact associated with a change in certain assumptions:

	1% Increase		1% Decrease
	Increase/	Increase/	Increase/	Increase/
	(Decrease)	(Decrease)	(Decrease)	(Decrease)
	in Benefit	in Benefit	in Benefit	in Benefit
(In thousands)	Obligations	Costs	Obligations	Costs
Discount rate:
Pensions	$(29,440)	$(3,387)	$35,977	$3,506
Other postretirement benefits	(382)	(13)	440	11
Expected rate of return on assets	N/A	(1,725)	N/A	1,725
Rate of increase in compensation levels	3,071	692	(2,746)	(620)
Rate of increase in health care costs	150	17	(133)	(14)

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Additional information regarding pensions and other postretirement benefits is disclosed in Note (16) of Notes to Consolidated Financial Statements, under Item 8, herein.

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

Management incentive compensation is accrued based on current estimates of the Company's ability to achieve short-term and long-term performance targets.  The Company’s actual performance and incentive compensation payouts could be significantly different than currently estimated by the Company.

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

As of November 30, 2010, the Company's working capital, including cash and cash equivalents and current portion of long-term debt, totaled $322.5 million, an increase of $35.0 million from working capital of $287.5 million as of November 30, 2009.  The increase in working capital resulted primarily from higher cash and cash equivalents and inventory and lower accrued liabilities, partially offset by lower receivables and higher trade payables and income taxes payable.  Inventories and payables rose due to the anticipated level of sales in 2011, while receivables fell due to the lower level of sales activity during 2010.  Income taxes payable increased due to higher pretax income.  Cash and cash equivalents totaled $236.7 million as of November 30, 2010, compared to $181.1 million as of November 30, 2009.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash of $52.2 million was generated from operating activities in 2010, compared to $125.9 million generated in 2009.  In 2010, cash from operating activities included net income of $46.3 million, less non-cash adjustments (depreciation, amortization, deferred income taxes, loss from affiliate, gain from sale of assets, stock compensation expense and the non-cash write-down of assets) of $18.7 million, plus changes in operating assets and liabilities of $24.6 million.  In 2009, cash from operating activities included net income of $33.3 million, plus similar non-cash adjustments of $45.3 million, plus changes in operating assets and liabilities of $47.2 million.  In 2008, cash from operating activities included net income of $58.6 million, plus similar non-cash adjustments (other than write-down of assets) of $22.5 million, plus changes in operating assets and liabilities of $7.4 million.  Compared to 2009, non-cash adjustments in 2010 were lower due primarily to the sale of the Company’s ownership of TAMCO; and the net operating assets were lower primarily due to a leveling of business activity.  The $73.7 million decline in net cash from operations from 2009 to 2010 was due to a sharp decline in business activity from 2008 to 2009, which did not repeat in 2010.  In addition, cash from operations increased $37.4 million in 2009, compared to 2008, due to this economic slowdown.

Net cash provided by investing activities totaled $49.5 million in 2010, compared to net cash used in investing activities of $69.9 million in 2009 and $59.1 million in 2008.  In 2010, net cash provided by investing activities consisted of gross proceeds from the sale of the Company’s investment in TAMCO of $78.1 million, other asset sales of $.9 million and a $1.5 million net repayment of loans by TAMCO; offset by capital expenditures of $31.0 million.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Texas and Brazil in 2010 and 2009.  Normal replacement expenditures are typically equal to depreciation.  In 2009, net cash used in investing activities consisted of capital expenditures of $46.9 million, and $25.0 million of capital and loans to TAMCO.  Net cash used in investing activities in 2009 was offset by proceeds of $2.0 million from the sale of assets.  In 2008, net cash used in investing activities included capital expenditures of $60.7 million, which included the normal replacement and upgrades of machinery, the expansion of a wind tower manufacturing facility and expenditures for construction of new fiberglass pipe plants in Brazil. Net cash used in investing activities in 2008 was offset by proceeds of $1.6 million from the sale of assets.  During the year ending November 30, 2011, the Company anticipates spending between $40.0 and $50.0 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

During 2010, the Company received $1.5 million in loan repayments from TAMCO as part of a $40.0 million senior secured credit facility provided by TAMCO’s shareholders.  During 2009, the Company contributed capital of $10.0 million to TAMCO.  As of November 30, 2009, TAMCO had borrowed $30.0 million under the facility, of which $15.0 million was provided by the Company.  On October 21, 2010, the Company sold its ownership in TAMCO which included the extinguishment of the senior secured credit facility.

Net cash used in financing activities totaled $47.4 million during 2010, compared to $28.8 million in 2009.  Net cash used in 2010 consisted of net payment of debt of $8.0 million, payment of Common Stock dividends of $38.7 million and treasury stock purchases of $1.1 million (related to the payment of taxes associated with the vesting of restricted shares), offset by $.4 million provided by the issuance of Common Stock.  The 2010 Common Stock dividends included a special dividend of $3.00 per share, totaling $27.6 million, which was paid on November 30, 2010.  Net cash used in 2009 consisted of net payment of debt of $16.5 million, payment of Common Stock dividends of $11.1 million, payments for debt issuance costs of $1.1 million and similar treasury stock purchases of $1.0 million. Also in 2009, the Company recognized tax benefits related to stock-based compensation of $.8 million.  Net cash used in 2008 consisted of net payments of debt of $21.1 million, payment of Common Stock dividends of $10.5 million and similar treasury stock purchases of $2.6 million. Also in 2008, the Company received $.4 million from the issuance of Common Stock related to exercised stock options and recognized tax benefits related to stock-based compensation of $1.3 million.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company maintains a $100.0 million revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company’s financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.  At November 30, 2010, $82.8 million was available under the Revolver.

The Company’s lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $142.4 million as of November 30, 2010.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At November 30, 2010, the Company maintained a consolidated leverage ratio of .58 times EBITDA.  Lending agreements require the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At November 30, 2010, qualifying tangible assets equaled 5.52 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At November 30, 2010, the Company maintained such a fixed charge coverage ratio of 2.04 times.  Under the most restrictive provisions of the Company's lending agreements, $8.6 million of retained earnings were not restricted at November 30, 2010, as to the declaration of cash dividends or the repurchase of Company stock.  In addition, the Company has received consents from its lenders to purchase up to $50.0 million of the Company’s Common Stock.  At November 30, 2010, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at November 30, 2010 totaled $236.7 million, an increase of $55.6 million from November 30, 2009.  At November 30, 2010, the Company had total debt outstanding of $31.1 million, compared to $38.3 million at November 30, 2009, and $111.3 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2010 were $39.5 million and $37.9 million, respectively.

Cash balances are held throughout the world, including $65.3 million held outside of the U.S. at November 30, 2010.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits.  The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

The Company also owns life insurance policies on current and former executives.  The fair value of these policies is equal to the cash surrender value as determined by the insurance companies, which totaled $27.5 million, as of November 30, 2010.

The Company contributed $12.0 million to the U.S. defined-benefit pension plan and $2.2 million to the non-U.S. defined-benefit pension plans in 2010.  The Company expects to contribute approximately $11.4 million to its U.S. defined-benefit pension plan and $1.4 million to the non-U.S. defined-benefit pension plans in 2011.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements in 2011.  Cash available from operations could be affected by a general economic downturn or a decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company's contractual obligations and commercial commitments at November 30, 2010 are summarized as follows (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-term debt	$31,148	$7,724	$7,724	$-	$15,700

Interest payments on debt (a)	1,565	727	472	144	222

Operating leases	33,464	4,888	4,244	2,549	21,783

Pension funding	12,800	12,800	-	-	-

Uncertain tax positions	917	917	-	-	-

Total contractual obligations (b)	$79,894	$27,056	$12,440	$2,693	$37,705

	Commitments Expiring Per Period
		Less than			After
Contractual Commitments	Total	1 year	1-3 years	3-5 years	5 years
Standby letters of credit (c)	$1,145	$1,145	$-	$-	$-

Total commercial commitments	$1,145	$1,145	$-	$-	$-

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

RESULTS OF OPERATIONS: 2010 COMPARED WITH 2009

General

Net income totaled $46.3 million, or $5.00 per diluted share, on sales of $503.3 million in the year ended November 30, 2010, compared to $33.3 million, or $3.61 per diluted share, on sales of $546.9 million in 2009.  A sales increase by the Fiberglass-Composite Pipe Group partially offset larger declines by the Water Transmission and Infrastructure Products Groups.  The Fiberglass-Composite Pipe Group benefited from increased demand in energy markets, but income decreased due to lower margins.  Water Transmission Group’s sales and income declined primarily due to lower wind tower sales.  Infrastructure Products Group’s profits were lower as sales continued to be impacted by weak construction spending.  Net income increased in 2010 due primarily to the gain on the sale of the Company’s investment in TAMCO, the Company’s 50%-owned steel mini-mill, and lower equity in TAMCO’s losses.

Sales

Sales decreased $43.7 million, or 8.0%, in 2010, compared to 2009.  Sales declined due to depressed conditions in wind energy markets and softness in water pipe markets which impacted the Water Transmission Group and continued weakness in most construction markets in Hawaii and in pole demand which impacted the Infrastructure Products Group, partially offset by increased demand in the Fiberglass-Composite Pipe Group.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe's sales increased $18.6 million, or 8.3%, in 2010, compared to 2009.  Sales of operations in the U.S. increased $19.4 million primarily due to demand in key onshore oilfield and mining markets.  Sales of Asian operations decreased $8.8 million, in spite of the weaker U.S. dollar, due to the decline in marine and offshore markets.  European-originated sales decreased $5.6 million primarily due to softer market conditions in industrial and oilfield markets.  Sales of Brazilian operations increased $13.6 million due to the startup of a new onshore oilfield pipe plant, growth in the municipal water market and the rising value of the Brazilian currency.  Orders for marine and offshore projects continue to soften; however, looking forward, the Fiberglass-Composite Pipe Group continues to see strong demand due primarily to energy-related projects.

Water Transmission Group's sales decreased $39.4 million, or 22.2%, in 2010, compared to 2009.  The decrease was largely due to lower wind tower sales and partly due to weaker cyclical demand for water pipe in the western U.S.  As of November 30, 2010, the wind tower backlog totaled $3.4 million, from $28.9 million at the end of 2009, due to production throughout 2010 and the lack of new orders.  Until the wind energy markets improve and more financing becomes available to the wind energy industry, the Group's wind tower activity is expected to remain depressed.  Near term, the water pipe business is also expected to continue to experience soft market demand.  The timing of bid activity has been negatively affected by the economy, municipal budgets and availability of financing.  The Company continues to monitor a number of major wind tower and pipe projects; however, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

Infrastructure Products' sales decreased $23.0 million, or 15.9%, in 2010, compared to 2009.  Both the Hawaii Division and the Pole Products Division had lower sales in 2010.  The Hawaii Division continued to experience lower demand for aggregates and ready-mix concrete on both Oahu and Maui as construction spending remained weak due to the recessionary economy.  Construction related to military and governmental spending provided a stable base of business, while all other sectors declined.  The decline in U.S. housing markets and reduced demand for concrete lighting poles for new construction and steel traffic poles impacted the Pole Products Division.  The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of residential construction spending throughout the U.S.  Demand for Pole Products Division’s decorative concrete poles for residential lighting applications appears to have stabilized.  However, major recoveries of the residential construction markets and the Infrastructure Products Group are not expected in the near term.

Gross Profit

Gross profit in 2010 was $127.9 million, or 25.4% of sales, compared to $145.5 million, or 26.6% of sales, in 2009.  Gross profit decreased $17.5 million, primarily due to lower sales, lower margins and higher last-in, first-out (“LIFO”) reserves related to steel used by the Water Transmission Group.

Fiberglass-Composite Pipe Group's gross profit decreased $2.9 million in 2010, compared to 2009.  Profit margins decreased to 37.1% in 2010, compared to 41.4% in 2009.  Margins were lower due to higher raw material costs and changes in product mix, with completion of higher-margin projects from Asia and an increase in lower-margin sales from Brazil. Higher sales increased gross profit by $7.7 million, offset by unfavorable product mix and operating efficiencies of $10.6 million.

Water Transmission Group's gross profit decreased $4.5 million in 2010, compared to 2009, due to lower sales.  Profit margins increased to 12.1% in 2010, compared to 11.9% in 2009.  Overall, gross profit margins remained stable as lower raw material costs were offset by unfavorable plant efficiencies.  The decline in the Group’s gross profits was primarily related to wind towers.  As a result of the depressed market for wind towers, Management performed an impairment analysis at the end of the third quarter of 2010 of certain wind tower assets.  Based on internal and third-party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceed the carrying value of the related long-lived assets.  However, if market conditions do not improve as expected, this could indicate a potential impairment of the Company’s long-lived assets used for the production of wind towers.  No events or circumstances occurred since August 29, 2010, that indicates that the carrying amounts of these assets may not be recoverable.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Gross profit in the Infrastructure Products Group decreased $4.5 million in 2010, compared to 2009.  Profit margins remained steady at 19.2%.  The decline in gross profit was related to lower sales.

Consolidated gross profit was $6.1 million lower in 2010 than in 2009 due to unfavorable reserves in 2010 associated with LIFO accounting of certain steel inventories used by the Water Transmission Group due primarily to an increase in steel prices.  LIFO reserves are not allocated to the operating segments.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $101.8 million, or 20.2% of sales, in 2010, compared to $100.0 million, or 18.3% of sales, in 2009.  The $1.8 million increase was due to higher pension expense of $4.7 million, higher expenses of international operations related to changes in foreign exchange rates of $1.8 million, higher depreciation expense of $1.0 million, higher severance of $.8 million, and higher compensation expense of $.5 million, offset by lower insurance costs of $4.5 million, lower legal and professional fees of $1.2 million and lower other expenses of $1.3 million.

Gain from Sale of Investment in Affiliate

The sale of the Company’s 50% ownership of TAMCO was completed on October 21, 2010.  The Company sold its TAMCO investment and extinguished all outstanding debt owed by TAMCO to the Company under a shareholder loan.  The Company received $78.1 million of gross proceeds after estimated working capital adjustments of $.7 million and before closing costs of approximately $2.1 million, recognizing a pretax gain of $48.4 million.

Other Income, Net

Other income, net, totaled $3.6 million in 2010, compared to $7.4 million in 2009.  The decrease in other income was due primarily to lower dividends from affiliates of $2.9 million and lower scrap inventory sales of $1.2 million, partially offset by foreign currency transactions of $.6 million.

Interest Income, Net

Net interest income totaled $22,000 in 2010, compared to $.6 million in 2009.  The decline was primarily due to an increase of $.4 million in interest expense and higher bank fees.  Interest income decreased by $.2 million in 2010 due to lower investment yields on short-term investments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Provision for Income Taxes

Income taxes increased to $29.7 million in 2010, from $15.5 million in 2009.  The effective tax rate on income from continuing operations increased to 38.0% in 2010, from 29.0% in 2009.  The effective rate in 2010 was reduced by a $.6 million decrease in the valuation allowance for deferred assets related to delayed bonuses and restricted stock.  The decrease represented a correction of an amount recorded in 2009.  The effective tax rate in 2009 was reduced by tax benefits of $1.2 million associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s former New Zealand subsidiary.  The $1.2 million adjustment represented a correction of an amount recorded in prior period financial statements.  Management believes these corrections to be immaterial to prior interim and annual financial statements.  For both 2009 and 2010, the Company provided a full valuation allowance for the net operating loss carry-overs of its foreign subsidiaries except its subsidiary in the Netherlands.  In 2009, the Company released $1.3 million of valuation allowance for deferred tax assets related to the Netherlands subsidiary as a result of higher profitability in 2008 and projected future profitability.  In 2010, the fourth-quarter tax rate was significantly higher than the statutory rate due, in part, to an increase in the valuation allowance related to the Netherlands subsidiary of $3.1 million as a result of a revision to profitability projections.  During the fourth quarter of 2010, the Company implemented a plan to repatriate $44.2 million of the undistributed earnings of its subsidiary in Singapore at a relatively low tax rate due to the realization of previously unrecognized foreign tax credits.  The net tax expense in 2010 related to this repatriation was $1.7 million.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consists of the Company’s share of the net loss of TAMCO, decreased to a loss of $1.2 million in 2010, compared to a loss of $5.5 million in 2009.  Equity income is shown net of income taxes at an effective rate of 7.8% in 2010 and 2009, respectively, reflecting the dividend exclusion provided to the Company under tax laws.  TAMCO’s losses were due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada which began in late 2008.  During 2010, the Company recognized losses for TAMCO until the sale of its 50% ownership on October 21, 2010.

(Loss)/Income from Discontinued Operations, Net of Taxes

In 2006, the Company completed the sale of the Coatings Business to PPG Industries, Inc. ("PPG").  As part of the sale, PPG agreed to pay to the Company future dividends from Oasis-Ameron, Ltd. (“OAL”), a former affiliate of the Company held by the Coatings Business, up to the amount of OAL’s unremitted earnings at the time of the sale of the Coatings Business to PPG.  In 2009, the Company recorded $1.2 million, net of tax, from PPG in exchange for any claims on OAL’s dividends.  Also in 2009, the Company wrote down by $.4 million, net of tax, real property located in Hull, England formerly used by the Coatings Business and currently held for sale.  In 2010, the Company further wrote down the property by an additional $1.0 million, net of tax.  The real property write-downs were due to declining real estate values.

RESULTS OF OPERATIONS: 2009 COMPARED WITH 2008

General

Net income totaled $33.3 million, or $3.61 per diluted share, on sales of $546.9 million in the year ended November 30, 2009, compared to $58.6 million, or $6.35 per diluted share, on sales of $667.5 million in 2008.  The Fiberglass-Composite Pipe Group had lower sales and profits due primarily to continued soft market conditions and foreign exchange.  Water Transmission Group’s sales declined due to weak demand, but profitability improved due principally to better project cost control and plant efficiencies.  The Infrastructure Products Group had lower sales and income due to the decline in both the Pole Products Division and the Hawaii Division associated with continued weak construction spending throughout the U.S.   Equity in earnings of TAMCO decreased by $15.8 million in 2009, compared to 2008, due to the decline in the steel rebar market in California, Arizona and Nevada.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Water Transmission Group's sales decreased $38.0 million, or 17.7%, in 2009, compared to 2008.  The sales decrease was primarily due to weaker demand for water pipe in the western United States and completion of large orders in Colombia during 2008.  Wind tower sales remained steady in 2009, compared to prior year.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Selling, General and Administrative Expenses

SG&A totaled $100.0 million, or 18.3% of sales, in 2009, compared to $98.2 million, or 14.7% of sales, in 2008.  The $1.8 million increase in SG&A was due to higher pension expense of $8.0 million, higher legal expenses of $1.9 million, due primarily to the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) inquiry, offset by lower stock compensation costs of approximately $2.2 million, favorable foreign exchange impact of $1.8 million, lower insurance premiums of $1.6 million and lower other expenses of $2.5 million.

Other Income, Net

Other income totaled $7.4 million in 2009, compared to $8.2 million in 2008.  The decrease in other income in 2009 was due primarily to higher dividends from affiliates of $.8 million, higher gains on asset sales of $.5 million, and lower foreign currency losses of $.2 million, more than offset by $.5 million lower royalties and $1.8 million lower scrap inventory sales.

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

Equity in Earnings of Affiliate, Net of Taxes

Equity in earnings of affiliate, which consists of the Company’s share of the net income or loss of TAMCO, decreased to a loss of $5.5 million in 2009, compared to income of $10.3 million in 2008.  Equity income is shown net of income taxes at an effective rate of 7.8% and 9.6% in 2009 and 2008, respectively.  The decline in TAMCO’s earnings was due to the collapse of infrastructure spending for steel rebar in California, Arizona and Nevada.  TAMCO halted production in the first quarter of 2009 and had limited production during the remainder of 2009.

Income from Discontinued Operations, Net of Taxes

Income from discontinued operations totaled $.8 million in 2009, net of taxes.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET FINANCING

The Company does not have any off-balance sheet financing, other than listed in the Liquidity and Capital Resources section herein. All of the Company's subsidiaries are included in the financial statements, and the Company does not have relationships with any special purpose entities.

CONTINGENCIES

In 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later alleged that its claim for damages against all defendants was approximately 440.0 million Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify an aggregate claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  The Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20.0 million; but BP America has since reduced its claim to $12.9 million.  The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in the Superior Court, Kern County, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8 million, an amount which the Company contested.   On December 3, 2010, the Company settled this case subject to court approval for a net payment of $.1 million by the Company.  On December 27, 2010, the Court issued an order finding the settlement by the Company to be in good faith and dismissing a cross-complaint against the Company by a surety of a non-settling defendant.  The order remains subject to possible appeal.  The terms of the settlement will not have a material effect on the Company’s financial condition or results of operations.

In August 2010, Petroleum Polymer Company LLC ("PPC") brought an action against Ameron (Pte) Ltd. ("Ameron Pte"), an indirect subsidiary of the Company, in the Primary Court of Oman.  The complaint alleged that Ameron Pte breached the terms of a purchase agreement for its supply of fiberglass pipe to PPC for use in an oil extraction project in Oman.  PPC's primary allegation is that a component supplied by Ameron Pte failed during testing, resulting in a failure of the pipe system.  PPC asserted damages totaling approximately $20.0 million, including alleged claims for the cost of replacing damaged pipe, recovery of penalties incurred due to the resulting delay in the project, and lost future opportunities.  Ameron Pte contests any claim amount and intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is able to neither estimate the possible range of loss with respect to this case nor the timing of substantive judicial proceedings.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2010, the Company was a defendant in 14 asbestos-related cases, compared to 20 cases as of November 30, 2009.  During the year ended November 30, 2010, there were ten new asbestos-related cases, 11 dismissed cases, five settled cases and no judgments.  The Company incurred net expenses of $.1 million, $.3 million and $.2 million, and recovered less than $.1 million, $.1 million and $.2 million, during the years ended November 30, 2010, 2009 and 2008, respectively.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  With the assistance of outside counsel, the Company conducted an internal inquiry and continues to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance requiring unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents to be accounted for as participating securities subject to the two-class method of computing earnings per share.  All earnings per share data for periods prior to adoption are required to be adjusted retrospectively.  The Company adopted the guidance as of December 1, 2009, and the adoption did not have a material effect on the Company’s consolidated financial statements.  See Note (1) of the Notes to Consolidated Financial Statements, under Item 8, herein, for a reconciliation of net income allocated to Common Stock using the two-class method.

In December 2008, the FASB issued revised guidance for employers’ disclosures about postretirement benefit plan assets effective for fiscal years ending after December 15, 2009.  The FASB requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company adopted the revised guidance as of November 30, 2010.  Adoption did not have a material effect on the Company’s consolidated financial statements.

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

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates.  From time to time, the Company borrows in various currencies to reduce the level of net assets subject to changes in foreign exchange rates or purchases foreign exchange forward and option contracts to hedge firm commitments, such as receivables and payables, denominated in foreign currencies.  The Company does not use the contracts for speculative or trading purposes.  At November 30, 2010, the Company had four foreign currency forward contracts expiring at various dates through February 14, 2011 with a fair value loss of less than $.1 million.  Such instruments are carried at fair value, with related adjustments recorded in other income.

Debt Risk

The Company can have variable-rate, short-term and long-term debt as well as fixed-rate, long-term debt.  The fair value of the Company's fixed-rate debt is subject to changes in interest rates. The estimated fair value of the Company's variable-rate debt approximates the carrying value of such debt since the variable interest rates are market-based and the Company believes such debt could be refinanced on materially similar terms.  The Company is subject to the availability of credit to support new requirements and to refinance long-term and short-term debt.

At November 30, 2010, the estimated fair value of notes payable by the Company's wholly-owned subsidiary in Singapore totaling approximately $15.4 million, with a fixed rate of 4.25% per annum, was $16.4 million.  These notes must be repaid in installments of approximately $7.7 million per year.  The Company had $7.2 million of variable-rate industrial development bonds payable at an interest rate of .49% per annum at November 30, 2010, payable in 2016.  The Company also had $8.5 million of variable-rate industrial development bonds payable at an interest rate of .49% per annum at November 30, 2010, payable in 2021.  The industrial revenue bonds are supported by standby letters of credit issued under the Revolver, which has a scheduled maturity of August 2012.

							Total Outstanding
							As of November 30, 2010
	Expected Maturity Date						Recorded	Fair
(Dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Value	Value
Liabilities:
Long-term debt:
Fixed-rate secured notes, payable in Singapore dollars	$7,724	$7,724	$-	$-	$-	$-	$15,448	$16,445
Average interest rate	4.25%	4.25%	-	-	-	-	4.25%

Variable-rate industrial development bonds, payable in U.S. dollars	-	-	-	-	-	7,200	7,200	7,200
Average interest rate	-	-	-	-	-	.49%	.49%

Variable-rate industrial development bonds, payable in U.S. dollars	-	-	-	-	-	8,500	8,500	8,500
Average interest rate	-	-	-	-	-	.49%	.49%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

	Year ended November 30,

(Dollars in thousands, except per share data)	2010	2009	2008
Sales	$503,259	$546,944	$667,543
Cost of sales	(375,335)	(401,492)	(513,922)
Gross profit	127,924	145,452	153,621

Selling, general and administrative expenses	(101,751)	(99,976)	(98,166)
Other income, net	3,631	7,448	8,222
Gain from sale of investment in affiliate	48,401	-	-
Interest income, net	(22)	588	1,533
Income from continuing operations before income taxes and equity in (loss)/earnings of affiliate	78,183	53,512	65,210
Provision for income taxes	(29,709)	(15,517)	(16,955)
Income from continuing operations before equity in (loss)/earnings of affiliate	48,474	37,995	48,255
Equity in (loss)/earnings of affiliate, net of taxes	(1,206)	(5,512)	10,337
Income from continuing operations	47,268	32,483	58,592
(Loss)/income from discontinued operations, net of taxes	(1,014)	817	-
Net income	$46,254	$33,300	$58,592

Basic earnings per share allocated to Common Stock (see Note 1):
Income from continuing operations	$5.11	$3.52	$6.37
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-
Net income	$5.00	$3.61	$6.37

Diluted earnings per share allocated to Common Stock (see Note 1):
Income from continuing operations	$5.11	$3.52	$6.35
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-
Net income	$5.00	$3.61	$6.35

Weighted-average shares (basic)	9,205,439	9,166,558	9,124,557
Weighted-average shares (diluted)	9,220,211	9,184,771	9,169,056

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS

	As of November 30,

(Dollars in thousands)	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$236,737	$181,114
Receivables, less allowances of $3,848 in 2010 and $5,351 in 2009	129,855	151,210
Inventories	69,381	62,700
Deferred income taxes	22,441	19,795
Prepaid expenses and other current assets	10,862	11,585

Total current assets	469,276	426,404

Investments
Equity method affiliate	-	30,626
Cost method affiliates	3,784	3,784

Property, plant and equipment
Land	46,132	46,029
Buildings	103,438	100,583
Machinery and equipment	371,153	345,604
Construction in progress	31,048	32,306

Total property, plant and equipment at cost	551,771	524,522
Accumulated depreciation	(307,573)	(286,014)

Total property, plant and equipment, net	244,198	238,508
Deferred income taxes	11,289	14,321
Goodwill and intangible assets, net of accumulated amortization of $1,293 in 2010 and $1,257 in 2009	2,061	2,088
Other assets	50,961	46,818

Total assets	$781,569	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY

	As of November 30,

(Dollars in thousands, except per share data)	2010	2009
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$7,724	$7,366
Trade payables	49,881	44,052
Accrued liabilities	64,533	77,515
Income taxes payable	24,682	10,004

Total current liabilities	146,820	138,937

Long-term debt, less current portion	23,424	30,933
Deferred income taxes	2,691	1,710
Other long-term liabilities	100,667	99,379

Total liabilities	273,602	270,959

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,249,105 shares in 2010 and 9,209,836 shares in 2009, net of treasury shares	30,047	29,920
Additional paid-in capital	60,986	59,531
Retained earnings	507,625	500,224
Accumulated other comprehensive loss	(33,663)	(42,036)
Treasury Stock (2,769,637 shares in 2010 and 2,758,356 shares in 2009)	(57,028)	(56,049)

Total stockholders' equity	507,967	491,590

Total liabilities and stockholders' equity	$781,569	$762,549

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated
			Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury
(Dollars in thousands)	Outstanding	Amount	Capital	Earnings	Loss	Stock	Total
Balance, November 30, 2007	9,138,563	$29,623	$46,675	$430,925	$(9,870)	$(51,980)	$445,373
Net Income - 2008	-	-	-	58,592	-	-	58,592
Exercise of stock options	28,750	72	348	-	-	-	420
Foreign currency translation adjustment	-	-	-	-	(11,860)	-	(11,860)
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	-	(200)	-	(200)
Net actuarial loss	-	-	-	-	(8,666)	-	(8,666)
Forfeiture of restricted stock	-	-	91	-	-	(91)	-
Comprehensive loss from affiliate	-	-	-	-	(879)	-	(879)
Cash dividends on Common Stock	-	-	-	(10,549)	-	-	(10,549)
Stock options compensation expense	-	-	76	-	-	-	76
Issuance of restricted stock	44,200	110	(110)	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	1,330	-	-	-	1,330
Restricted stock compensation expense	-	-	6,037	-	-	-	6,037
Treasury stock purchase	(22,821)	-	-	-	-	(2,554)	(2,554)
Balance, November 30, 2008	9,188,692	29,805	54,447	478,968	(31,475)	(54,625)	477,120
Net Income – 2009	-	-	-	33,300	-	-	33,300
Foreign currency translation adjustment	-	-	-	-	18,557	-	18,557
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	-	113	-	113
Effect on retained earnings due to change in measurement date	-	-	-	(993)	-	-	(993)
Net actuarial loss	-	-	-	-	(26,785)	-	(26,785)
Forfeiture of restricted stock	(5,655)	-	432	-	-	(432)	-
Comprehensive loss from affiliate	-	-	-	-	(2,446)	-	(2,446)
Cash dividends on Common Stock	-	-	-	(11,051)	-	-	(11,051)
Stock options compensation expense	-	-	38	-	-	-	38
Issuance of restricted stock	46,200	115	(115)	-	-	-	-
Excess tax benefit related to stock-based compensation	-	-	831	-	-	-	831
Restricted stock compensation expense	-	-	3,898	-	-	-	3,898
Treasury stock purchase	(19,401)	-	-	-	-	(992)	(992)
Balance, November 30, 2009	9,209,836	29,920	59,531	500,224	(42,036)	(56,049)	491,590
Net Income - 2010	-	-	-	46,254	-	-	46,254
Exercise of stock options	13,250	21	249	-	-	102	372
Foreign currency translation adjustment	-	-	-	-	3,551	-	3,551
Defined benefit pension plans, net of tax
Net prior service cost	-	-	-	-	453	-	453
Net actuarial loss	-	-	-	-	(102)	-	(102)
Forfeiture of restricted stock	(6,000)	(15)	15	-	-	-	-
Reclassification adjustment upon sale of investment, net of tax	-	-	-	-	4,471	-	4,471
Cash dividends on Common Stock	-	-	-	(38,853)	-	-	(38,853)
Stock options compensation expense	-	-	25	-	-	-	25
Issuance of restricted stock	48,300	121	(121)	-	-	-	-
Tax deficiency related to stock-based compensation	-	-	(693)	-	-	-	(693)
Restricted stock compensation expense	-	-	1,980	-	-	-	1,980
Treasury stock purchase	(16,281)	-	-	-	-	(1,081)	(1,081)
Balance, November 30, 2010	9,249,105	$30,047	$60,986	$507,625	$(33,663)	$(57,028)	$507,967

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended November 30,
(In thousands)	2010	2009	2008
Net income	$46,254	$33,300	$58,592
Foreign currency translation adjustment	3,551	18,557	(11,860)
Defined benefit pension plans, net of tax
Net prior service cost	453	113	(200)
Net actuarial loss	(102)	(26,785)	(8,666)
Comprehensive gain/(loss) from affiliate, net of tax	-	(2,446)	(879)
Reclassification adjustment upon sale of investment, net of tax	4,471	-	-
Comprehensive income	$54,627	$22,739	$36,987

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year ended November 30,
(In thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income	$46,254	$33,300	$58,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,506	22,072	20,320
Amortization	33	36	89
(Benefit)/provision for deferred income taxes	(717)	13,334	(3,509)
Loss/(earnings in excess of distributions) from affiliates	1,308	5,978	(630)
(Gain)/loss from sale of property, plant and equipment	(410)	(451)	68
Gain from sale of investment in affiliate	(48,401)	-	-
Stock compensation expense	2,005	3,936	6,113
Non-cash write-down of assets held for sale, net of taxes	1,014	415	-
Changes in operating assets and liabilities:
Receivables, net	21,958	34,343	1,381
Inventories	(9,170)	35,910	3,846
Prepaid expenses and other current assets	847	(1,118)	1,802
Other assets	(673)	(7,719)	(5,473)
Trade payables	3,985	(10,675)	8,688
Accrued liabilities and income taxes payable	4,032	(5,317)	(6,129)
Other long-term liabilities and deferred income taxes	3,593	1,813	3,272
Net cash provided by operating activities	52,164	125,857	88,430
INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	947	1,951	1,575
Proceeds from sale of investment in affiliate	78,067	-	-
Additions to property, plant and equipment	(30,965)	(46,874)	(60,697)
Investment in affiliate	-	(10,000)	-
Loan repayment from/(loan to) affiliate, net	1,500	(15,000)	-
Net cash provided by/(used in) investing activities	49,549	(69,923)	(59,122)
FINANCING ACTIVITIES
Issuance of debt	-	463	-
Repayment of debt	(7,968)	(16,985)	(21,126)
Debt issuance costs	-	(1,049)	-
Dividends on Common Stock	(38,722)	(11,051)	(10,549)
Issuance of Common Stock	372	-	420
Excess tax benefits related to stock-based compensation	-	831	1,330
Purchase of treasury stock	(1,081)	(992)	(2,554)
Net cash used in financing activities	(47,399)	(28,783)	(32,479)

Effect of exchange rate changes on cash and cash equivalents	1,309	10,402	(8,701)
Net change in cash and cash equivalents	55,623	37,553	(11,872)
Cash and cash equivalents at beginning of year	181,114	143,561	155,433

Cash and cash equivalents at end of year	$236,737	$181,114	$143,561

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

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred. Such costs, which are included in selling, general and administrative expenses, were $2,759,000 in 2010, $5,969,000 in 2009, and $4,347,000 in 2008.

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

Earnings Per Share

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

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented.  Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  Stock options and restricted stock of 19,286, 39,483 and 58,802 shares are excluded from the below calculation for the years ended November 30, 2010, 2009 and 2008, respectively, as inclusion would be anti-dilutive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a reconciliation of net income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted earnings per share allocated to Common Stock:

(Dollars in thousands, except per share data)	2010	2009	2008
Numerator for basic earnings per share:
Income from continuing operations	$47,268	$32,483	$58,592
Less: income from continuing operations allocated to participating securities	(212)	(217)	(423)
Income from continuing operations allocated to Common Stock	47,056	32,266	58,169

(Loss)/income from discontinued operations	(1,014)	817	-

Net income allocated to Common Stock	$46,042	$33,083	$58,169

Numerator for diluted earnings per share:
Income from continuing operations	$47,268	$32,483	$58,592
Less: income from continuing operations allocated to participating securities	(188)	(185)	(328)
Income from continuing operations allocated to Common Stock	47,080	32,298	58,264

(Loss)/income from discontinued operations	(1,014)	817	-

Net income allocated to Common Stock	$46,066	$33,115	$58,264

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding, basic	9,205,439	9,166,558	9,124,557
Dilutive effect of stock options and restricted stock	14,772	18,213	44,499
Weighted-average shares outstanding, diluted	9,220,211	9,184,771	9,169,056

Basic earnings per share allocated to Common Stock:
Income from continuing operations	$5.11	$3.52	$6.37
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-
Net income	$5.00	$3.61	$6.37

Diluted earnings per share allocated to Common Stock:
Income from continuing operations	$5.11	$3.52	$6.35
(Loss)/income from discontinued operations, net of taxes	(.11)	.09	-
Net income	$5.00	$3.61	$6.35

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Cash and Cash Equivalents

Cash equivalents represent highly liquid investments with original maturities of three months or less when purchased.  Total cash and cash equivalents were comprised of the following, as of November 30:

(In thousands)	2010	2009
Cash	$21,066	$21,718
Money market funds	169,621	66,935
Time deposits	46,050	92,461
	$236,737	$181,114

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

Affiliates

Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, including subsequent capital contributions and loans from the Company, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in affiliates which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's investment in TAMCO, a steel mini-mill in California, was accounted for under the equity method.  On October 21, 2010, the Company completed the sale of its 50% ownership interest in TAMCO.  Investments in Ameron Saudi Arabia, Ltd. and Bondstrand, Ltd. are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates.

Property, Plant and Equipment

Items capitalized as property, plant and equipment, including improvements to existing facilities, are recorded at cost.  Construction in progress represents capital expenditures incurred for assets not yet placed in service.  Capitalized interest was $892,000 and $1,600,000 for the years ended November 30, 2010 and 2009, respectively.  Amortization of capitalized interest totaled $792,000 and $701,000 for the years ended November 30, 2010 and 2009, respectively.  Depreciation is computed principally using the straight-line method based on estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the improvement or the term of the lease.  Useful lives are as follows:

Useful Lives
(in years)
Buildings	10-40
Machinery and equipment
Autos, trucks and trailers	3-8
Cranes and tractors	5-15
Manufacturing equipment	3-15
Other	3-20

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.  As a result of the depressed market for wind towers, Management performed an analysis at the end of the third quarter of 2010 of certain wind tower assets.  Based on internal and third-party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceed the carrying value of the related long-lived assets.  However, if market conditions do not improve as expected, this could indicate a potential impairment of the Company’s long-lived assets used for the production of wind towers.  No events or circumstances occurred since August 29, 2010, that indicate that the carrying amounts of these assets may not be recoverable.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company reviews the recoverability of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  If the estimated, future, undiscounted cash flows from the use of an asset are less than its carrying value, a write-down is recorded to reduce the related asset to estimated fair value.

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

Derivative Financial Instruments and Risk Management

The Company operates internationally, giving rise to exposure to market risks from changes in foreign exchange rates.  From time to time, derivative financial instruments, primarily foreign exchange contracts, are used by the Company to reduce those risks.  The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.  As of November 30, 2010 and 2009, the Company had foreign currency forward contracts with fair value losses of $16,000 and $16,000, respectively.  The Company does not apply hedge accounting for these derivative financial instruments.  Net changes in fair values of the underlying instruments are recognized in earnings.

Fair Value of Financial Instruments

The fair value of financial instruments, other than long-term debt or derivatives, approximates the carrying value because of the short-term nature of such instruments.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash equivalents, trade accounts receivable, and forward foreign exchange contracts.  The Company records an allowance for doubtful accounts based on historical experience and expected trends.  Credit risk with respect to trade accounts receivable is generally distributed over a large number of entities comprising the Company's customer base and is geographically dispersed.  The Company performs ongoing credit evaluations of its customers, maintains an allowance for doubtful accounts and, in certain limited instances, maintains credit insurance.  The Company actively evaluates the creditworthiness of the financial institutions with which it conducts business.  If the financial condition of the Company’s customers were to deteriorate, resulting in an inability to make payment, additional allowances may be required.

No customer individually accounted for 10% or more of total consolidated sales in 2010 or 10% or more of gross accounts receivable as of November 30, 2010 and 2009, respectively.  In 2009, one customer individually accounted for approximately 12% of the Company’s total consolidated sales.

Other Comprehensive Loss

The components of accumulated other comprehensive loss at November 30, were as follows:

	2010			2009
		Tax			Tax
(In thousands)	Before Tax	Benefit	Net of Tax	Before Tax	Benefit	Net of Tax
Foreign currency translation adjustment	$18,375	$-	$18,375	$14,825	$-	$14,825
Comprehensive loss from TAMCO	-	-	-	(4,849)	378	(4,471)
Defined benefit pension plans
Net actuarial loss	(87,582)	37,008	(50,574)	(88,588)	38,116	(50,472)
Net prior service cost	(1,704)	240	(1,464)	(2,143)	225	(1,918)
Accumulated other comprehensive loss	$(70,911)	$37,248	$(33,663)	$(80,755)	$38,719	$(42,036)

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued guidance requiring unvested instruments granted in share-based payment transactions that contain nonforfeitable rights to dividends or dividend equivalents to be accounted for as participating securities subject to the two-class method of computing earnings per share.  All earnings per share data for periods prior to adoption are required to be adjusted retrospectively.  The Company adopted the guidance as of December 1, 2009, and the adoption did not have a material effect on the Company’s consolidated financial statements.  See above for a reconciliation of net income allocated to Common Stock using the two-class method.

In December 2008, the FASB issued revised guidance for employers’ disclosures about postretirement benefit plan assets effective for fiscal years ending after December 15, 2009.  The FASB requires an employer to disclose investment policies and strategies, categories, fair value measurements, and significant concentration of risk among its postretirement benefit plan assets.  The Company adopted the revised guidance as of November 30, 2010.  Adoption did not have a material effect on the Company’s consolidated financial statements.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Supplemental Cash Flow Information

(In thousands)	2010	2009	2008
Interest paid	$1,119	$1,926	$3,256
Income taxes paid, net	$11,249	10,179	14,862

NOTE 2 - DISCONTINUED OPERATIONS

In 2006, the Company completed the sale of its Performance Coatings & Finishes business (the "Coatings Business") to PPG Industries, Inc. ("PPG").  As part of the sale, PPG agreed to pay to the Company future dividends from Oasis-Ameron, Ltd. (“OAL”), a former affiliate of the Company held by the Coatings Business, up to the amount of OAL’s unremitted earnings at the time of the sale of the Coatings Business to PPG.  In 2009, the Company recorded $1,232,000, net of tax, from PPG in exchange for any claims on OAL’s dividends.  Also in 2009, the Company wrote down by $415,000, net of tax, real property located in Hull, England, formerly used by the Coatings Business and currently held for sale.  In 2010, the Company wrote down the property by an additional $1,014,000, net of tax.  The real property write downs were due to declining real estate values.

Results of discontinued operations were as follows for the year ended November 30:

(In thousands)	2010	2009	2008
Revenue from discontinued operations	$-	$-	$-

(Loss)/income from discontinued operations, before income taxes	$(1,014)	$985	$-
Income taxes on income from discontinued operations	-	(168)	-
(Loss)/income from discontinued operations, net of taxes	(1,014)	817	-

NOTE 3 - OTHER INCOME, NET

Other income, net was as follows for the year ended November 30:

(In thousands)	2010	2009	2008
Dividends from affiliates-cost method	$1,899	$4,764	$4,010
Royalties, fees and other income	747	884	1,361
Gain/(loss) on sale of property, plant and equipment	410	451	(68)
Foreign currency loss	(519)	(1,109)	(1,339)
Other	1,094	2,458	4,258
	$3,631	$7,448	$8,222

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 4 - RECEIVABLES

Receivables were as follows at November 30:

(In thousands)	2010	2009
Trade	$119,954	$121,822
Affiliates	1,231	960
Other	12,518	33,779
Allowances	(3,848)	(5,351)
	$129,855	$151,210

The Company’s provision for bad debts was $1,004,000 in 2010, $1,487,000 in 2009, and $4,419,000 in 2008.  Trade receivables included unbilled receivables related to the percentage-of-completion method of revenue recognition of $25,054,000 and $33,705,000 at November 30, 2010 and 2009, respectively.

NOTE 5 – INVENTORIES

Inventories were as follows at November 30:

(In thousands)	2010	2009
Finished products	$35,332	$30,100
Materials and supplies	25,053	22,952
Products in process	8,996	9,648
	$69,381	$62,700

Certain steel inventories used by the Water Transmission Group are valued using the LIFO method.  Inventories valued using the LIFO method comprised 8.7% and 14.8% of consolidated inventories at November 30, 2010 and 2009, respectively.  During 2010, the LIFO reserve increased $2,114,000 primarily due to the rise in steel prices subject to valuation using the LIFO method.  During 2009, the LIFO reserve decreased $3,984,000 due to lower steel prices, offset by a decrease in steel inventory.  If inventories valued using the LIFO method were valued using the FIFO method, total inventories would have increased by $6,036,000 and increased by $3,922,000 at November 30, 2010 and 2009, respectively.

NOTE 6 - AFFILIATES

Investments, advances and equity in undistributed earnings of affiliates were as follows at November 30:

(In thousands)	2010	2009
Investment--equity method affiliate	$-	$30,626
Investments--cost method affiliates	3,784	3,784
	$3,784	$34,410

The Company's ownership of affiliates at November 30, 2010 is summarized below:

		Ownership
Products	Affiliates	Interest
Fiberglass pipe	Bondstrand, Ltd.	40%
Concrete pipe	Ameron Saudi Arabia, Ltd.	30%

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

On October 21, 2010 the Company completed the sale of its 50% ownership interest in TAMCO.  The Company sold its TAMCO investment and extinguished all outstanding debt owed by TAMCO to the Company under a shareholder loan for gross proceeds of $78,067,000 after estimated working capital adjustments of $697,000 and before closing costs of approximately $2,128,000, recognizing an estimated pretax gain of $48,401,000.  Under the terms of the sale, an additional $5,000,000 is to be held in escrow for a period of time to cover potential working capital adjustments and potential indemnification obligations related to the transaction.

Investments in affiliates and the amount of undistributed earnings were as follows:

	Fiberglass	Concrete
(In thousands)	Pipe	Pipe	TAMCO	Total
Cost	$3,784	$-	$-	$3,784

Investment, November 30, 2010	$3,784	$-	$-	$3,784

2010 Dividends	$1,899	$-	$-	$1,899

Cost and outstanding loans	$3,784	$-	$33,482	$37,266
Accumulated comprehensive loss from affiliate	-	-	(4,849)	(4,849)
Accumulated equity in undistributed earnings	-	-	1,993	1,993

Investment, November 30, 2009	$3,784	$-	$30,626	$34,410

2009 Dividends	$4,764	$-	$-	$4,764

The Company provides for income taxes on the undistributed earnings of its affiliates to the extent such earnings are included in the consolidated statements of income.

The Company recorded its investment in TAMCO based on audited financial statements as of November 30, 2009 and unaudited financial statements as of October 20, 2010, the date immediately prior to the sale of the Company’s investment in TAMCO.  Condensed financial data of TAMCO, an investment which was accounted for under the equity method, were as follows:

Financial condition as of:

	October 20,	November 30,
(In thousands)	2010	2009
Current assets	$45,856	$47,858
Noncurrent assets	48,006	51,010
	$93,862	$98,868

Current liabilities	$8,923	$6,993
Noncurrent liabilities	41,623	45,155
Stockholders' equity	43,316	46,720
	$93,862	$98,868

The Company’s basis in TAMCO was $32,668,000 at the time of sale, and included accumulated other comprehensive loss, net of tax, of $4,471,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Results of operations for the periods:

	December 1, 2009	Year Ended	Year Ended
	to	November 30,	November 30,
(In thousands)	October 20, 2010	2009	2008
Net sales	$99,168	$85,740	$365,957
Gross profit/(loss)	2,108	(12,740)	49,927
Net (loss)/income	(2,615)	(11,955)	22,877

Equity earnings from TAMCO for the periods:

	December 1, 2009	Year Ended	Year Ended
	to	November 30,	November 30,
(In thousands)	October 20, 2010	2009	2008
Equity in (loss)/earnings of TAMCO before income taxes	$(1,308)	$(5,978)	$11,438
Less provisions for income taxes	102	466	(1,101)
Equity in (loss)/earnings of TAMCO, net	$(1,206)	$(5,512)	$10,337

Ameron sales to affiliates totaled $2,328,000 in 2010, $4,459,000 in 2009, and $4,365,000 in 2008.

NOTE 7 - OTHER ASSETS

Other assets were as follows at November 30:

(In thousands)	2010	2009
Cash surrender value of insurance policies	$27,541	$26,121
Restricted cash	5,000	-
Assets held for sale	934	2,051
Other	17,486	18,646
	$50,961	$46,818

The Company owns life insurance policies on certain current and former executives.  The fair value of these policies is equal to the cash surrender value as determined by the insurance companies.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities were as follows at November 30:

(In thousands)	2010	2009
Self insurance reserves	$24,715	$37,393
Compensation and benefits	21,019	20,333
Deferred revenue	4,611	1,960
Product warranties and guarantees	3,214	3,396
Taxes (other than income taxes)	2,867	3,170
Reserves for pending claims and litigation	2,040	2,339
Commissions and royalties	542	2,283
Interest	33	33
Other	5,492	6,608
	$64,533	$77,515

Deferred revenue is related to unearned billings in the Company’s Fiberglass-Composite Pipe Group and prepayments made by customers to the Company’s Water Transmission Group.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

(In thousands)	2010	2009
Balance, beginning of period	$3,396	$3,238
Payments	(1,675)	(3,643)
Warranty adjustment	(63)	31
Warranties issued during the period	1,556	3,770
Balance, end of period	$3,214	$3,396

NOTE 9 - OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows at November 30:

(In thousands)	2010	2009
Accrued pension and postretirement benefits cost	$85,423	$86,568
Taxes payable	12,361	9,974
Compensation and benefits	2,408	1,904
Other	475	933
	$100,667	$99,379

NOTE 10 - INCOME TAXES

The provision/(benefit) for income taxes included the following for the year ended November 30:

(In thousands)	2010	2009	2008
Current
Federal	$16,733	$(6,480)	$6,605
Foreign	10,510	8,437	12,329
State	3,183	226	1,530
	30,426	2,183	20,464

Deferred
Federal	(4,204)	12,598	(1,590)
Foreign	3,952	(831)	(1,617)
State	(465)	1,567	(302)
	(717)	13,334	(3,509)
Provision for income taxes (on income from continuing operations)	29,709	15,517	16,955
Taxes on income from discontinued operations	-	168	-
Taxes on income	$29,709	$15,685	$16,955

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Deferred income tax assets/(liabilities) consisted of the following as of November 30:

(In thousands)	2010	2009
Current deferred income taxes
Self-insurance and claims reserves	$10,431	$11,157
Employee benefits	4,278	3,889
Inventories	3,009	2,335
Accounts receivable	717	801
Valuation allowances	(2,916)	(2,536)
Other	6,922	4,149

Net current deferred income tax assets	22,441	19,795

Noncurrent deferred income taxes
Net operating loss carry-overs	7,960	8,031
Pension benefit costs	26,288	26,782
Investments	3,813	3,752
Employee benefits	2,012	1,788
Valuation allowances	(7,261)	(4,523)
Property, plant and equipment	(27,161)	(25,368)
Other	2,947	2,149

Net noncurrent deferred income tax assets	8,598	12,611

Net deferred income tax assets	$31,039	$32,406

As of November 30, 2010, the Company had foreign net operating loss carry-overs of approximately $29,132,000.  A full valuation allowance has been provided against these net operating losses except for $9,969,000 of net operating losses generated by the Company’s subsidiary in the Netherlands (these net operating loss carry-overs expire between 2012 and 2019).  The Company assessed its ability to realize deferred tax assets (including its net operating losses in the Netherlands) and determined certain deferred tax assets were realizable and others were not realizable.  The valuation allowance increased by $3,118,000 in 2010, compared to 2009, primarily due to certain deferred tax assets expiring unused in the Netherlands during their carry-over periods.  In 2009, the Company released $1,269,000 of valuation allowance for deferred tax assets related to the Netherlands subsidiary as a result of higher profitability in 2008 and projected future profitability.  The Company’s subsidiary in the Netherlands with net operating losses of $9,969,000 is projecting future taxable income and has an ongoing tax planning strategy to prevent a substantial portion of these net operating loss carry-overs from expiring unutilized.  The balance of the valuation allowance applies to certain foreign deferred tax assets and certain other deferred tax assets that will likely not result in a tax benefit.  The tax effects of the changes to the valuation allowance related to the Company's foreign subsidiaries are included in foreign earnings taxed at different rates in the table below.

The tax provision from continuing operations represents effective tax rates of 38.0%, 29.0% and 26.0% of income from continuing operations before income taxes for the years ended November 30, 2010, 2009 and 2008, respectively. A reconciliation of income taxes provided at the effective income tax rate and the amount computed at the federal statutory income tax rate of 35.0% is as follows for the year ended November 30:

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

(In thousands)	2010	2009	2008
Domestic pretax income	$30,368	$661	$9,883
Foreign pretax income	47,815	52,851	55,327
Pretax income from continuing operations	78,183	53,512	65,210
Pretax income from discontinued operations	(1,014)	985	-
	$77,169	$54,497	$65,210

Taxes at federal statutory rate	$27,364	$18,728	$22,823
State taxes, net of federal tax benefit	1,767	1,165	798
Foreign earnings taxed at different rates, including withholding taxes	2,137	(6,341)	(4,010)
Percentage depletion	(739)	(722)	(587)
Non-deductible compensation	(356)	2,005	2,462
Research and development credits	(36)	(453)	(398)
Section 199 deduction	-	-	(521)
Settlement of tax examinations	-	(187)	(2,920)
Other, net	(428)	1,322	(692)
Provision for income taxes (on income from continuing operations)	29,709	15,517	16,955
Taxes on income from discontinued operations	-	168	-
Taxes on income	$29,709	$15,685	$16,955

In 2010, the Company recorded a tax benefit of $599,000 associated with a decrease in the valuation allowance for deferred assets related to delayed bonuses and restricted stock and a $361,000 decrease in current taxes payable related to the same issue. These 2010 adjustments represent corrections of amounts recorded in 2009.  In 2009, the Company recorded a tax benefit of $1,199,000 (included in foreign earnings taxed at different rates) associated with the adjustment to a deferred tax liability related to earnings and profits from the Company’s New Zealand subsidiary.  The $1,199,000 adjustment in 2009 represents a correction of an amount recorded in prior period financial statements.  Management believes these corrections to be immaterial to prior interim and annual financial statements.

During the fourth quarter of 2010, the Company implemented a plan to repatriate $44,190,000 of the undistributed earnings of its subsidiary in Singapore due to the realization of previously unrecognized foreign tax credits.  The net tax expense in 2010 related to this repatriation was $1,713,000, which is net of a $1,509,000 deferred tax benefit that the Company will realize in connection with its 2011 federal income tax return as a result of the repatriation plan.  This net tax expense is included in foreign earnings taxed at different rates in the table above.  The Company intends to permanently reinvest the remaining undistributed earnings of its Singapore subsidiary in the Singapore business as well as in future growth in other locations outside the United States.  The Company also intends to permanently reinvest its unrepatriated earnings from all other foreign subsidiaries.  The cumulative amount of undistributed earnings of foreign subsidiaries was $116,426,000 at November 30, 2010.  Because such earnings are expected to be reinvested indefinitely no deferred tax liability has been recognized with regard to the remittance of such earnings.  Any additional U.S. income tax on the unremitted foreign earnings, if repatriated, may be offset in whole or in part by foreign tax credits.  The 2010 repatriation plan previously mentioned, which was an exception to the Company’s repatriation policy, was implemented at an unusually low tax rate and was intended to take advantage of certain tax laws that may unfavorably change in 2011.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

A reconciliation of unrecognized tax benefits follows:

(In thousands)	2010	2009	2008
Unrecognized tax benefits at the beginning of the year	$9,230	$7,416	$13,102
Increases for positions taken in current year	2,789	1,983	1,157
Increases for positions taken in prior years	173	1,137	658
Decreases for positions taken in prior years	(45)	(244)	(6,557)
Decreases for settlements with taxing authorities	(50)	(502)	(145)
Decreases for lapses in the applicable statute of limitations	(645)	(560)	(799)
Unrecognized tax benefits at the end of the year	$11,452	$9,230	$7,416

At November 30, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $11,452,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,869,000 would reduce the Company’s income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2009, the total amount of gross unrecognized tax benefits, excluding interest, was $9,230,000.

The Company anticipates that it is reasonably possible that unrecognized tax benefits may change within the succeeding 12 months as a result of the expiration of certain state and foreign statutes of limitations for examination and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $917,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,153,000 were recorded as a liability in the Company’s consolidated balance sheet at November 30, 2010, compared to $1,030,000 as of November 30, 2009.

NOTE 11 - DEBT

Short-term borrowings consist of loans payable under bank credit lines. There were no short-term borrowings outstanding at November 30, 2010 and at November 30, 2009.

Domestically, as of November 30, 2010, the Company maintained a $100,000,000 revolving credit facility with six banks (the "Revolver").  At November 30, 2010, $17,212,000 of the Revolver was utilized for standby letters of credit; therefore, $82,788,000 was available.  Under the Revolver, the Company may, at its option, borrow at floating interest rates (LIBOR plus a spread ranging from 2.75% to 3.75% based on the Company’s financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit cancelled.

Foreign subsidiaries also maintain unsecured revolving credit facilities and short-term facilities with banks.  Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates.  Existing foreign credit facilities permit short-term borrowings up to $12,400,000.  At November 30, 2010, there were no borrowings under these facilities.

The Company intends for short-term borrowing, if any, under bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Long-term debt consisted of the following as of November 30:

(In thousands)	2010	2009
Fixed-rate notes, at 4.25%, payable in Singapore dollars, in annual principal installments of $7,724	$15,448	$22,098
Variable-rate industrial development bonds:
Payable in 2016 (.49% at November 30, 2010)	7,200	7,200
Payable in 2021 (.49% at November 30, 2010)	8,500	8,500
Variable-rate bank revolving credit facility	-	501
	31,148	38,299
Less current portion	(7,724)	(7,366)
	$23,424	$30,933

Future maturities of long-term debt were as follows as of November 30, 2010 (in thousands):

Year ending November 30,	Amount
2011	$7,724
2012	7,724
2013	-
2014	-
2015	-
Thereafter	15,700
$31,148

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants.  The Company is required to maintain consolidated net worth of $375,500,000 plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $142,417,000 as of November 30, 2010.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At November 30, 2010, the Company maintained a consolidated leverage ratio of .58 times EBITDA.  Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At November 30, 2010, qualifying tangible assets equaled 5.52 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  At November 30, 2010, the Company maintained such a fixed charge coverage ratio of 2.04 times.  Under the most restrictive provisions of the Company's lending agreements, $8,562,000 of retained earnings was not restricted, at November 30, 2010, as to the declaration of cash dividends or the repurchase of Company stock.  In addition, the Company has received consents from its lenders to purchase up to $50.0 million of the Company’s Common Stock.  At November 30, 2010, the Company was in compliance with all financial covenants.

The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets.  The industrial revenue bonds are supported by standby letters of credit that are issued under the Revolver.  The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) index plus a spread of approximately .20%.  Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments.  If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Interest income and expense were as follows for the year ended November 30:

(In thousands)	2010	2009	2008
Interest income	$917	$1,130	$3,871
Interest expense	(939)	(542)	(2,338)
Interest income, net	$(22)	$588	$1,533

Estimated fair value of the Company's debt is prepared in accordance with the FASB’s fair value disclosure requirements.  These requirements establish an enhanced framework for measuring the fair value of financial instruments including a disclosure hierarchy based on the inputs used to measure fair value.  The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies.  Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

	Carrying	Fair
(In thousands)	Amount	Value
November 30, 2010
Fixed-rate, long-term debt	$15,448	$16,445
Variable-rate, long-term debt	15,700	15,700

November 30, 2009
Fixed-rate, long-term debt	22,098	22,741
Variable-rate, long-term debt	16,201	16,201

The Company uses a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, optionality and risk profile to determine fair value.  The estimated fair value of the Company's fixed-rate, long-term debt is based on U.S. government notes at the respective date, plus an estimated spread for similar securities with similar credit risks and remaining maturities.

NOTE 12 - LEASE COMMITMENTS

The Company leases facilities and equipment under non-cancelable operating leases. Rental expense under long-term operating leases of real property, vehicles and other equipment was $5,176,000 in 2010, $4,752,000 in 2009, and $4,633,000 in 2008.  Future rental commitments were as follows as of November 30, 2010 (in thousands):

Year ending November 30,	Amount
2011	$4,888
2012	2,867
2013	1,377
2014	1,261
2015	1,288
Thereafter	21,783
$33,464

Future rental commitments for leases are not reduced by minimum non-cancelable sublease rentals, which aggregated $1,188,000 at November 30, 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 - INCENTIVE STOCK COMPENSATION PLANS

As of November 30, 2010, the Company had outstanding grants under the following share-based compensation plans:

• 2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  Prior to termination, a total of 380,000 new shares of Common Stock were made available for awards to key employees and non-employee directors.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the date of grant.  At November 30, 2010, there were 6,000 shares subject to such stock options.

• 2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  At November 30, 2010, there were 15,052 shares subject to such stock options.  Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock typically vests in equal annual installments over three years.  During 2010, the Company granted 11,500 restricted shares to key employees with a fair value on the grant date of $781,000 and 10,800 restricted shares to non-employee directors with a fair value on the grant date of $684,000.  During 2009, the Company granted 16,200 restricted shares to key employees with a fair value on the grant date of $806,000 and 12,000 restricted shares to non-employee directors with a fair value on the grant date of $575,000.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested each February of 2008, 2009 and 2010.  The fair value of those 54,000 shares on the date promised was $5,395,000.  Additionally in 2007, the key employee received a grant of performance stock units, pursuant to which from 8,000 to 24,000 shares of the Company’s Common Stock could potentially be issued depending on the price of the Common Stock on the date the award vests, no later than November 30, 2010.  In April 2010, the key employee was issued 8,000 shares in connection with the performance stock units.  A lattice model was used with volatility rate of 38% and risk free rate of 4.04% in determining the fair value of the performance stock units.  The volatility rate was calculated based on historical trading data with the anticipated life of 2.5 years.  The risk-free rate was based on the contemporary yield curve between the two and three year rate.  The fair value of the performance stock units on the grant date was $2,055,000, which was recognized ratably as stock compensation expense through March 31, 2010.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminate ten years from the date of grant.  At November 30, 2010, there were 2,000 shares subject to such stock options.

The Company's income before income taxes and equity in loss of affiliate for the year ended November 30, 2010 included compensation expense of $2,005,000, related to stock-based compensation arrangements, compared to $3,936,000 in 2009 and $6,113,000 in 2008.  Tax benefit related to this expense was $782,000 in 2010, compared to $1,535,000 in 2009 and $2,384,000 in 2008.  There were no capitalized share-based compensation costs for the three years ended November 30, 2010.

Tax benefits and excess tax benefits resulting from the exercise of stock options are reflected as financing cash flows in the Company’s statements of cash flows.  The Company recognized a tax deficiency of $693,000 for the year ended November 30, 2010 and excess tax benefits totaled $831,000 and $1,330,000 in 2009 and 2008, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table summarizes the stock option activity for the year ended November 30, 2010:

Current Year Stock-Based Compensation
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic Value
Options	Options	per Share	Term (Years)	(in thousands)
Outstanding at November 30, 2009	36,302	$37.61
Granted	-	-
Exercised	(13,250)	28.11
Outstanding at November 30, 2010	23,052	43.07	3.58	$755

Options exercisable at November 30, 2010	21,151	37.84	3.25	$755

In 2010 and 2009, no options were granted, forfeited, or expired.  For the year ended November 30, 2010, 13,250 options were exercised.  The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company’s Common Stock on the last trading day of 2010 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on November 30, 2010.  This amount will change based on the fair market value of the Company's Common Stock.  The aggregate intrinsic value of stock options exercised in 2010 was $500,000, and $2,414,000 in 2008.  No stock options were exercised in 2009.

As of November 30, 2010, there was $1,007,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

In 2010, 2009, and 2008, respectively, 22,300, 28,200, and 26,200 shares of restricted stock were granted.  The weighted-average, grant-date fair value per share of such stock was $65.67, $48.98, and $101.18, respectively.  The fair value of restricted stock which vested and stock promised in 2007 which was granted in 2010, 2009, and 2008 was $3,381,000, $2,678,000, and $5,844,000, respectively.  In 2010, 2009 and 2008, 6,000, 5,655 and 1,667 shares of restricted stock were forfeited, with a fair value of $286,000, $432,000 and $91,000, respectively.

Net cash proceeds from stock options exercised were $372,000 in 2010 and $420,000 in 2008.  No stock options were exercised in 2009.  The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 - GOODWILL

During 2010, the Company completed the required goodwill impairment test.  No impairment losses were identified as a result of these tests.  Changes in the Company’s carrying amount of goodwill by business segment were as follows:

		Foreign		Foreign
		Currency		Currency
	November 30,	Translation	November 30,	Translation	November 30,
(In thousands)	2008	Adjustments	2009	Adjustments	2010
Fiberglass-Composite Pipe	$1,440	$-	$1,440	$-	$1,440
Water Transmission	360	6	366	5	371
Infrastructure Products	201	-	201	-	201
	$2,001	$6	$2,007	$5	$2,012

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 - COMMITMENTS AND CONTINGENCIES

In 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project, brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Sable Offshore Energy Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled.  Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount.  Sable later alleged that its claim for damages against all defendants was approximately 440,000,000 Canadian dollars.  More recently, however, Sable sent the Company a revised claim which included an alternative method for calculating damages.  Although Sable did not specify an aggregate claim amount under its alternative method, that method if adopted would appear to substantially reduce the amount of damages.  The Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America’s petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20,000,000; but BP America has since reduced its claim to $12,900,000.  The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in the Superior Court, Kern County, California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo’s petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, an amount which the Company contested.   On December 3, 2010, the Company settled this case subject to court approval for a net payment of $100,000 by the Company.  On December 27, 2010, the Court issued an order finding the settlement by the Company to be in good faith and dismissing a cross-complaint against the Company by a surety of a non-settling defendant.  The order remains subject to possible appeal.  The terms of the settlement will not have a material effect on the Company’s financial condition or results of operations.

In August 2010, Petroleum Polymer Company LLC ("PPC") brought an action against Ameron (Pte) Ltd. ("Ameron Pte"), an indirect subsidiary of the Company, in the Primary Court of Oman.  The complaint alleged that Ameron Pte breached the terms of a purchase agreement for its supply of fiberglass pipe to PPC for use in an oil extraction project in Oman.  PPC's primary allegation is that a component supplied by Ameron Pte failed during testing, resulting in a failure of the pipe system.  PPC asserted damages totaling approximately $20,000,000, including alleged claims for the cost of replacing damaged pipe, recovery of penalties incurred due to the resulting delay in the project, and lost future opportunities.  Ameron Pte contests any claim amount and intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is able to neither estimate the possible range of loss with respect to this case nor the timing of substantive judicial proceedings.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of November 30, 2010, the Company was a defendant in 14 asbestos-related cases, compared to 20 cases as of November 30, 2009.  During the year ended November 30, 2010, there were ten new asbestos-related cases, 11 dismissed cases, five settled cases and no judgments.  The Company incurred net expenses of $98,000, $272,000 and $234,000, and recovered $28,000, $138,000 and $151,000, during the years ended November 30, 2010, 2009 and 2008, respectively.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

In December 2008, the Company received from the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  With the assistance of outside counsel, the Company conducted an internal inquiry and continues to cooperate fully with OFAC on this matter.  Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter.  If the Company violated governmental regulations, material fines and penalties could be imposed.

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

The Company’s defined benefit pension and other postretirement benefit costs and obligations are dependent on assumptions used by actuaries in calculating such amounts.  These assumptions, which are reviewed annually, include discount rates, long-term expected rates of return on plan assets and expected rates of increase in compensation and health care costs.  Assumed discount rates, based on market interest rates on long-term fixed income debt securities of highly-rated corporations, are used to calculate the present value of benefit payments which are projected to be made in the future, including projections of increases in employees’ annual compensation and health care costs.  A decrease in the discount rate would increase the Company’s obligation and expense.  The long-term expected rate of return on plan assets is based principally on prior performance and future expectations for various types of investments as well as the expected long-term allocation of assets.  Changes in the allocation of plan assets would impact the expected rate of return.  The expected rate of increase in compensation is based upon movements in inflation rates as reflected by market interest rates.  Benefits paid to participants are based upon age, years of credited service and average compensation or negotiated benefit rates.

Assets of the Company’s U.S. defined benefit plan are invested in a directed trust.  Assets in the trust are invested in domestic and foreign equity securities of corporations (including $5,664,000 of the Company’s Common Stock at November 30, 2010), U.S. government obligations, derivative securities, corporate bonds and money market funds.  The subsidiary in the Netherlands contracts with third-party insurance companies to pay benefits to retirees.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PENSION BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2010 and 2009 for the Company's U.S. and non-U.S. defined benefit retirement plans:

	U.S. Pension Benefits		Non-U.S. Pension Benefits
(In thousands)	2010	2009	2010	2009
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$210,862	$175,373	$48,831	$34,111
Service cost	3,630	3,439	376	342
Interest cost	11,630	14,706	2,257	2,335
Participant contributions	-	-	186	188
Curtailments	(512)	-	-	-
Actuarial loss/(gain)	8,027	31,393	4,185	6,590
Foreign currency exchange rate changes	-	-	(6,153)	6,430
Benefit payments	(12,670)	(14,049)	(1,519)	(1,165)
Projected benefit obligation-end of year	$220,967	$210,862	$48,163	$48,831

Accumulated Benefit Obligation	$213,240	$202,227	$45,811	$46,545

Change in Plan Assets
Plan assets at fair value-beginning of year	$134,168	$140,447	$42,356	$32,554
Actual return on plan assets	13,089	(766)	3,149	3,181
Foreign currency exchange rate changes	-	-	(5,261)	5,860
Employer contributions	12,032	8,536	2,248	1,738
Participant contributions	-	-	186	188
Benefit payments	(12,670)	(14,049)	(1,519)	(1,165)
Plan assets at fair value-end of year	$146,619	$134,168	$41,159	$42,356

Funded Status	$(74,348)	$(76,694)	$(7,004)	$(6,475)

Balance Sheet Amounts
Noncurrent assets	$-	$-	$-	$-
Current liabilities	(23)	(30)	-	-
Noncurrent liabilities	(74,325)	(76,664)	(7,004)	(6,475)
Net amount recognized	$(74,348)	$(76,694)	$(7,004)	$(6,475)

In 2009, the Company changed the U.S. defined benefit plan measurement date from October 1 to November 30 to match its fiscal year-end.  The changes shown above for 2009 include 14 months, while the changes for 2010 include 12 months.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The pretax amounts recognized in accumulated other comprehensive loss/(gain) included the following as of November 30, 2010:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$88,886	$(1,991)	$687
Prior service cost	153	1,089	462
Net amount recognized	$89,039	$(902)	$1,149

The pretax amounts recognized in accumulated other comprehensive loss/(gain) included the following as of November 30, 2009:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss/(gain)	$93,825	$(5,446)	$209
Prior service cost	207	1,564	372
Net amount recognized	$94,032	$(3,882)	$581

The Company’s estimate of 2011 amortization of amounts included in accumulated other comprehensive loss was as follows at November 30, 2010:

	Pension Benefits		U.S. Postretirement
(In thousands)	U.S.	Non-U.S.	Benefits
Net actuarial loss	$9,978	$14	$22
Prior service cost	43	270	36
Net transition asset	-	-	46
Net amount recognized	$10,021	$284	$104

The Company contributed $12,032,000 to the U.S. pension plan and $2,248,000 to the non-U.S. pension plans in 2010.  The Company expects to contribute approximately $11,400,000 to its U.S. pension plan and $1,400,000 to the non-U.S. pension plans in 2011.

Expected future pension benefit payments, which reflect expected future service, were as follows as of November 30, 2010, in thousands:

	U.S. Pension	Non-U.S. Pension
Year ending November 30,	Benefits	Benefits
2011	$13,089	$1,411
2012	13,560	1,525
2013	13,855	1,677
2014	14,220	1,811
2015	14,466	1,888
2016 - 2020	74,861	11,254

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net periodic benefit costs for the Company's defined benefit retirement plans for 2010, 2009 and 2008 included the following components:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
(In thousands)	2010	2009	2008	2010	2009	2008
Service cost	$3,630	$3,439	$2,974	$376	$342	$439
Interest cost	11,630	14,706	11,553	2,257	2,335	2,541
Expected return on plan assets	(11,377)	(13,768)	(15,713)	(1,593)	(1,571)	(1,692)
Amortization of unrecognized prior service cost	52	81	117	277	286	306
Curtailment	3	-	-	-	-	-
Amortization of accumulated loss/(gain)	10,741	7,010	1,134	(141)	(439)	-
Net periodic cost adjustment to retained earnings, pre-tax	-	(1,631)	-	-	-	-
Net periodic cost	$14,679	$9,837	$65	$1,176	$953	$1,594

The above table includes net periodic cost for 12 months for all periods.  Additionally in 2009, the Company recorded to retained earnings two months of net periodic cost of $1,631,000 ($993,000 net of tax) relating to the change in measurement date for the Company’s U.S. defined benefit plan.

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:
	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	5.30%	5.70%	7.29%	4.75%	5.20%	6.70%
Rate of increase in compensation levels	3.00%	3.50%	4.25%	2.25%	2.25%	2.25%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Pension Benefits			Non-U.S. Pension Benefits
	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	5.70%	7.29%	6.15%	5.20%	6.70%	5.60%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.75%	4.10%	4.90%	4.80%
Rate of increase in compensation levels	3.50%	4.25%	3.65%	2.25%	2.25%	2.00%

The respective discount rates were determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from high-quality corporate bonds currently available as of the plan measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The respective expected long-term rates of return on plan assets were determined based on historical and expected future returns of the various asset classes in which the Company expected the pension funds to be invested.  The expected returns by asset class were as follows, as of November 30, 2010:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits
Equity securities	10%	7%
Debt securities	5%	4%
Real estate	-	7%
Other	-	3%

The Company’s investment policy includes a mandate to diversify assets by investing in a variety of asset classes.  At November 30, 2010, the plan’s assets were invested in a variety of funds representing standard equity and debt security classes.  No significant changes in the asset allocations are expected during the upcoming year.

The following table shows the Company's target allocation for the U.S. defined benefit pension plan, along with the actual allocations for the U.S. and non-U.S. plans, as of November 30:
	U.S. Pension Benefits			Non-U.S. Pension Benefits
	Target	2010	2009	2010	2009
Domestic equities	65%	61%	61%	7%	8%
International equities	10%	10%	11%	9%	10%
Fixed-income securities	25%	29%	28%	84%	82%
Total	100%	100%	100%	100%	100%

Approximately 9% of the Company’s employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans.  Related to these plans, the Company contributed and charged to expense $1,500,000, $800,000, and $1,300,000 in 2010, 2009, and 2008, respectively.  These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked.  The Company has no intention of withdrawing from any of these plans, nor is there any intention to terminate such plans.

The Company provides to certain employees a savings plan under Section 401(k) of the U.S. Internal Revenue Code.  The savings plan allows for deferral of income through contributions to the plan, with certain restrictions.  Company matching contributions are in the form of cash.  In 2010, 2009, and 2008, the Company recorded expense for matching contributions of $517,000, $488,000, and $296,000, respectively.

POSTRETIREMENT BENEFITS

The following sets forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the balance sheets as of November 30, 2010 and 2009 for the Company's U.S. postretirement health care and life insurance benefits.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	U.S. Postretirement Benefits
(In thousands)	2010	2009
Change in Benefit Obligation
Projected benefit obligation-beginning of year	$3,759	$3,148
Service cost	83	81
Interest cost	208	222
Amendments	166	-
Actuarial loss/(gain)	539	445
Benefit payments	(329)	(137)
Projected benefit obligation-end of year	$4,426	$3,759
Change in Plan Assets
Plan assets at fair value-beginning of year	$330	$342
Actual return on plan assets	38	23
Benefit payments	(36)	(35)
Plan assets at fair value-end of year	$332	$330

Funded Status	$(4,094)	$(3,429)
Balance Sheet Amounts
Noncurrent liabilities	$(4,094)	$(3,429)

Expected future benefit payments, which reflect expected future service, were as follows as of November 30, 2010, in thousands:

U.S. Post-
Retirement
Year ending November 30,	Benefits
2011	$358
2012	343
2013	340
2014	360
2015	337
2016 - 2020	1,854

Net periodic benefit costs for the Company's postretirement health care and life insurance benefits for 2010, 2009 and 2008 included the following components:

	U.S. Postretirement Benefits
(In thousands)	2010	2009	2008
Service cost	$83	$81	$96
Interest cost	208	222	209
Expected return on plan assets	(28)	(29)	(32)
Amortization of unrecognized prior service cost	19	19	19
Amortization of unrecognized net transition obligation	46	46	46
Amortization of accumulated loss	22	5	11
Net periodic cost	$350	$344	$349

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table provides the weighted-average assumptions used to compute the actuarial present value of projected benefit obligations:
	U.S. Postretirement Benefits
	2010	2009	2008
Weighted-average discount rate	5.30%	5.70%	7.29%
Rate of increase in compensation levels	3.00%	3.50%	4.25%

The following table provides the weighted-average assumptions used to compute the actuarial net periodic benefit cost:

	U.S. Postretirement Benefits
	2010	2009	2008
Weighted-average discount rate	5.70%	7.29%	6.15%
Rate of increase in compensation levels	3.50%	4.25%	3.65%

The assumed health care cost trend increased to 10% in 2010, and the rate is assumed to decline gradually to 5% by 2015 and beyond.  The effect of a one-percentage-point change in the assumed health care cost trend would have changed the amounts of the benefit obligation and the sum of the service cost and interest cost components of postretirement benefit expense for 2010, as follows:

	1%	1%
(In thousands)	Increase	Decrease
Effect on total of service and interest cost components of net periodic expense	$17	$(14)
Effect on postretirement benefit obligation	150	(133)

The Company provides life insurance to eligible executives with life insurance protection equal to three times base salary.  Upon retirement, the executive is provided with life insurance protection equal to final base salary.  There were no expenses related to this plan in 2010, 2009 or 2008.

The Company has severance agreements with certain key employees that could provide benefits upon termination of up to three times total annual compensation of such employees, plus a pro rata portion of their current year’s annual bonus.

INVESTMENTS

All investments are stated at fair value or amounts that closely approximate fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a description of the valuation methodologies used for pension assets measured at fair value.  There have been no changes in the methodologies used at November 30, 2010 and 2009.

Common stocks:  Valued at the closing price reported on the active market on which the individual securities are traded.

Mutual funds:  Valued at the net asset value (“NAV”) of shares held by the plan at the valuation date.

Common/collective trusts:  Valued by the sponsor of the trust based on aggregate value of all assets in the collective trust at the valuation date.  Unit value of a fund is determined by dividing net assets at fair value by the fund’s units outstanding at the valuation date.

Insurance contracts:  Insurance contracts primarily include the contracts used by the non-U.S. plan and other postretirement benefit plan to pay benefits.  These contracts are valued by the counterparty insurance companies.  Insurance contracts also consist of one participating insurance contract held in the U.S. plan that is valued by discounting the related cash flows (i.e., expected dividends) as determined by the plan’s actuary.  The plan has no future liability related to the contract, and the total value of the contract in excess of the value of the expected dividends is excluded from the plan’s assets.

The preceding methods described may produce fair values that may not be indicative of net realizable values or reflective of future fair value.  Furthermore, although the Company believes the valuation methods used by the plan’s trustees are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the valuation date.

The following table presents by level, within the fair value hierarchy, the Company’s pension and postretirement benefit plan assets at fair value as of November 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$20,007	$-	$-	$20,007
Bond funds	18,847	-	-	18,847
Total mutual funds	$38,854	$-	$-	$38,854
Common/collective trusts	-	101,487	-	101,487
Common stocks (Ameron)	5,664	-	-	5,664
Insurance contracts	-	-	42,105	42,105
Plan assets at fair value	$44,518	$101,487	$42,105	$188,110

The following table presents by level, within the fair value hierarchy, the Company’s plan assets at fair value as of November 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Mutual funds:
Equity funds	$18,591	$-	$-	$18,591
Bond funds	16,628	-	-	16,628
Total mutual funds	$35,219	$-	$-	$35,219
Common/collective trusts	-	93,778	-	93,778
Common stocks (Ameron)	4,557	-	-	4,557
Insurance contracts	-	-	43,300	43,300
Plan assets at fair value	$39,776	$93,778	$43,300	$176,854

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 assets for the year ended November 30, 2010:

(In thousands)
Balance, November 30, 2009	$43,300
Actual return on plan assets	3,188
Unrealized gains/(loss), net	(4,445)
Exchange rate	62
Balance, November 30, 2010	$42,105

NOTE 17 - CAPITAL STOCK

The Company is incorporated in Delaware.  The articles of incorporation authorize 24,000,000 shares of $2.50 par value Common Stock, 1,000,000 shares of $1.00 par value preferred stock and 100,000 shares of $1.00 par value series A junior participating cumulative preferred stock.  The preferred stock may be issued in series, with the rights and preferences of each series to be established by the Board of Directors.  As of November 30, 2010, no shares of preferred stock or series A junior participating cumulative preferred stock were outstanding.

As of November 30, 2010, 9,249,105 shares of Common Stock were issued and outstanding, including 43,682 restricted shares.  Restrictions limit the sale and transfer of these shares.  As of November 30, 2009, 9,209,836 shares were issued, including 53,881 restricted shares.  On each anniversary of the grant date, a percentage of the shares (determined at the time of the grant) become unrestricted.  The restrictions are scheduled to lapse as follows: 21,421 shares will become unrestricted in 2011, 14,831 shares in 2012 and 7,430 shares in 2013.

NOTE 18 - SEGMENT INFORMATION

The Company has determined it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens. The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe, and fabricated products including wind towers. The Infrastructure Products Group consists of two operating segments, the Pole Products and Hawaii Divisions, and manufactures and sells ready-mix concrete, sand and aggregates, concrete pipe and culverts, and concrete and steel lighting and traffic poles.  In the prior periods, the Company included a fourth reportable segment, Performance Coatings & Finishes, which was sold August 1, 2006.  The results from this segment are reported as discontinued operations for all reporting periods.  Each of these segments has a dedicated management team and is managed separately, primarily because of differences in products.  TAMCO, the Company's equity method investment which was sold in October of 2010, is not included in any of these segments.  The Company’s Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of affiliate for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature, such as adjustments to reflect inventory balances of certain steel inventories under the LIFO method, certain unusual legal costs and expenses, interest expense and income taxes, are not allocated to the reportable segments.

The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope. The Water Transmission Group serves primarily the western U.S.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Sales to any individual customer did not exceed 10% of consolidated sales in 2010 or in 2008.  In 2009, Siemens Power Generation, Inc. purchased $66,400,000 of wind towers from the Company, which was approximately 12% of the Company’s total consolidated sales and almost all of the Company’s wind tower sales.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

	SEGMENT INFORMATION
	Fiberglass-	Water	Infrastructure		Discontinued
(In thousands)	Composite Pipe	Transmission	Products	Other	Operations	Eliminations	Total
2010
Sales	$244,084	$137,920	$121,267	$-	$-	$(12)	$503,259
Income/(loss) from continuing operations before income taxes and equity in loss of affiliate	62,118	(1,055)	10,341	6,779	-	-	78,183
Equity in loss of affiliate, net of taxes	-	-	-	(1,206)	-	-	(1,206)
Income from affiliates - cost method (included above)	1,899	-	-	-	-	-	1,899
Investments	3,784	-	-	-	-	-	3,784
Long-lived assets	91,379	95,472	63,410	44,070	828	-	295,159
Total assets	335,135	182,576	92,729	343,070	-	(171,941)	781,569
Capital expenditures	16,762	8,103	5,285	815	-	-	30,965
Depreciation and amortization	8,841	10,392	6,659	647	-	-	26,539
2009
Sales	$225,444	$177,281	$144,235	$-	$-	$(16)	$546,944
Income/(loss) from continuing operations before income taxes and equity in loss of affiliate	68,172	1,941	13,216	(29,817)	-	-	53,512
Equity in loss of affiliate, net of taxes	-	-	-	(5,512)	-	-	(5,512)
Income from affiliates - cost method (included above)	4,764	-	-	-	-	-	4,764
Investments
Equity method affiliate	-	-	-	30,626	-	-	30,626
Cost method affiliates	3,784	-	-	-	-	-	3,784
Long-lived assets	81,915	98,147	66,232	37,088	1,944	-	285,326
Total assets	314,980	191,981	95,311	307,071	-	(146,794)	762,549
Capital expenditures	27,473	13,109	4,256	2,036	-	-	46,874
Depreciation and amortization	6,639	9,631	5,187	651	-	-	22,108
2008
Sales	$274,129	$215,308	$179,059	$-	$-	$(953)	$667,543
Income/(loss) from continuing operations before income taxes and equity in earnings of affiliate	80,994	(9,212)	25,535	(32,107)	-	-	65,210
Equity in earnings of affiliate, net of taxes	-	-	-	10,337	-	-	10,337
Income from affiliates - cost method (included above)	2,514	1,496	-	-	-	-	4,010
Investments
Equity method affiliate	-	-	-	14,428	-	-	14,428
Cost method affiliates	3,784	-	-	-	-	-	3,784
Long-lived assets	52,314	94,518	60,581	37,131	(107)	-	244,437
Total assets	303,672	235,664	107,792	227,399	144	(148,349)	726,322
Capital expenditures	23,269	25,457	10,548	1,897	(474)	-	60,697
Depreciation and amortization	5,833	7,729	5,987	860	-	-	20,409

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	GEOGRAPHIC AREAS
	United
(In thousands)	States	Europe	Asia	Other	Eliminations	Total
2010
Sales to external customers	$327,023	$21,416	$112,544	$42,288	$(12)	$503,259
Long-lived assets	221,276	6,160	28,546	39,177	-	295,159
Total assets	658,569	38,171	186,226	70,544	(171,941)	781,569
2009
Sales to external customers	$375,297	$27,014	$121,341	$23,308	$(16)	$546,944
Long-lived assets	230,705	8,647	27,619	18,355	-	285,326
Total assets	621,667	47,427	185,462	55,469	(147,476)	762,549
2008
Sales to external customers	$459,840	$35,694	$135,057	$37,905	$(953)	$667,543
Long-lived assets	197,159	7,811	25,764	13,703	-	244,437
Total assets	610,102	44,463	198,491	21,615	(148,349)	726,322

NOTE 19 – FAIR VALUE MEASUREMENT

The fair value methodology and fair value of assets related to defined benefit pension and benefit plans are outlined in Note (16), fair value of cash surrender value of insurance policies in Note (7) and fair value of debt in Note (11), herein.  Cash is assumed to be stated at fair value because of its short-term, liquid nature.  Additional assets and/or liabilities measured at fair value on a recurring basis included the following as of November 30, 2010:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$169,621	$-	$-	$169,621
Time deposits	-	46,050	-	46,050
Total assets	$169,621	$46,050	$-	$215,671

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$16	$-	$16
Total liabilities	$-	$16	$-	$16

Assets and liabilities measured at fair value on a recurring basis include the following as of November 30, 2009:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$66,935	$-	$-	$66,935
Time deposits	-	92,461	-	92,461
Total assets	$66,935	$92,461	$-	$159,396

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$-	$16	$-	$16
Total liabilities	$-	$16	$-	$16

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Cash Equivalents

Cash equivalents are comprised of money market funds and time deposits.  The net carrying amount of cash equivalents approximates fair value due to the short-term nature of these instruments.

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company’s primary objective with respect to currency risk is to reduce net income volatility that would otherwise occur due to exchange-rate fluctuations.  In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of November 30, 2010, the Company held four foreign currency forward contracts comprised of two foreign currency contracts aggregating in the amount of $11,000,000 U.S. dollars, hedging Singapore dollars; one contract in the amount of $1,250,000 Singapore dollars, hedging Malaysian Ringgit; and one contract in the amount of $388,000 U.S. dollars, hedging Euros.  As of November 30, 2009, the Company held one foreign currency forward contract aggregating $6,000,000 U.S. dollars, hedging Singapore dollars, and two contracts aggregating $660,000 U.S. dollars, hedging Euros compared to holding one foreign currency forward contract aggregating $500,000, hedging U.S. dollars to Singapore dollars, and two contracts aggregating $769,000, hedging U.S. dollars to Euros at November 30, 2008.  Such instruments had a combined fair value loss of $16,000 as of November 30, 2010 and 2009, based on quotations from financial institutions.  Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net on the income statement.

SUPPLEMENTARY DATA - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended November 30, 2010 and 2009, follow:

(In thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Sales	$109,018	$136,544	$134,199	$123,498
Gross profit	29,446	35,331	32,646	30,501
Income from continuing operations, net of taxes	1,083	9,549	8,902	27,734
Loss from discontinued operations, net of taxes	-	-	-	(1,014)
Net income	1,083	9,549	8,902	26,720
Diluted earnings per share allocated to Common Stock (see Note 1):
Income from continuing operations, net of taxes	.12	1.03	.96	2.99
Loss from discontinued operations, net of taxes	-	-	-	(.11)
Net income	.12	1.03	.96	2.88
Stock price per share-high	71.71	72.67	65.60	75.84
Stock price per share-low	54.73	62.15	56.14	56.36
Dividends per share	.30	.30	.30	3.30
2009
Sales	$146,002	$132,920	$131,378	$136,644
Gross profit	34,921	36,550	35,618	38,363
Income from continuing operations, net of taxes	3,826	9,426	5,948	13,283
Income from discontinued operations, net of taxes	-	-	-	817
Net income	3,826	9,426	5,948	14,100
Diluted earnings per share allocated to Common Stock (see Note 1):
Income from continuing operations, net of taxes	.41	1.02	.64	1.44
Income from discontinued operations, net of taxes	-	-	-	.09
Net income	.41	1.02	.64	1.53
Stock price per share-high	66.25	60.21	79.20	89.00
Stock price per share-low	44.84	41.86	50.81	56.96
Dividends per share	.30	.30	.30	.30

The Company traditionally experiences lower sales during the first fiscal quarter because of seasonal patterns associated with weather and contractor schedules.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ameron International Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity, of comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Ameron International Corporation and its subsidiaries at November 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans in 2009.

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
January 31, 2011

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2010 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.  No changes were made in the Company's internal control over financial reporting during the fiscal quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of Management, including the principal executive officer and principal financial officer, Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on Management's evaluation under the framework in Internal Control - Integrated Framework, Management concluded that internal control over financial reporting was effective as of November 30, 2010.  The effectiveness of the Company’s internal control over financial reporting as of November 30, 2010 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B - OTHER INFORMATION

The following is provided per the requirements of the Dodd-Frank Act, Section 1503:

The Company operates two mines that are subject to the Federal Mine Safety and Health Act of 1977 (the “FMSHA”), which is administered by the Mine Safety and Health Administration (“MSHA”).  During the year ended November, 30 2010, the Company’s Kapaa Quarry & Mill mine, on Oahu, Hawaii, was issued eight citations under Section 104 of the FMSHA and four citations under Section 104(d) of the FMSHA; and a total of $68,020 in assessments were proposed by the MSHA.  During the year ended November 30, 2010, the Company’s Puunene Camp 10 Quarry, on Maui, Hawaii, was issued two citations under Section 104 of the FMSHA; and a total of $7,507 in assessments were proposed by the MSHA.  The Company believes that all conditions for which citations were received have been abated.  The Company had no mine-related fatalities in the year ended November 30, 2010.  As of November 30, 2010, all citations referenced above were being contested by the Company.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to the directors, the Audit Committee of the Board of Directors, and the audit committee financial expert, is contained in the Company's Proxy Statement.  Such information is incorporated herein by reference.  The Board of Directors of the Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act.  The members of that audit committee are identified in the Company's Proxy Statement under the section captioned "The Board and Its Committees."  Such information is incorporated herein by reference.  The Board of Directors has determined that one of the members of its Audit Committee, William D. Horsfall, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K.

Executive Officers of the Registrant

The following sets forth information with respect to individuals who served as executive officers as of November 30, 2010 and who are not directors of the Company.  All executive officers are appointed by the Board of Directors to serve at the discretion of the Board of Directors.

Name	Age	Title and Year Elected as Officer
James L. Balas	40	Vice President, Controller	2009

Ralph S. Friedrich	63	Senior Vice President-Technology	2003

Leonard J. McGill	53	Senior Vice President, Secretary & General Counsel	2010

James R. McLaughlin	63	Senior Vice President, Corporate Development & Treasurer	1997

Mark J. Nowak	56	Vice President, Special Projects	2008

Terrence P. O'Shea	64	Vice President-Human Resources	2003

Christine Stanley	52	Vice President-Operations Compliance	2008

Gary Wagner	59	Senior Vice President, Finance and Administration & Chief Financial Officer	1990

All of the executive officers named above have held high-level managerial or executive positions with the Company for more than the past five years, except James L. Balas, Leonard J. McGill and Christine Stanley.  James L. Balas joined the Company and was appointed Vice President, Controller on April 6, 2009.  Prior to joining the Company, he was Chief Financial Officer of Solar Integrated Technologies from 2008 to 2009 and Vice President of Finance from 2006 to 2008.  Previously he was Director of Finance and Corporate Development of Keystone Automotive Industries from 2003 to 2006.  Leonard J. McGill joined the Company on May 3, 2010 and was appointed Senior Vice President, Secretary & General Counsel on June 23, 2010.  Prior to joining the Company, since 2005, he was Senior Vice President, General Counsel & Secretary of Fleetwood Enterprises, Inc., which filed for Chapter 11 bankruptcy protection in May 2009.  Mark J. Nowak was appointed Vice President, Special Projects in April 2010.  He served as Vice President; Group President, Fiberglass-Composite Pipe Group since March 2008; Group President, Fiberglass-Composite Pipe Group since March 2004 and President, Fiberglass-Composite Pipe Division-USA since April 2003.  Christine Stanley was appointed Vice President-Operations Compliance on September 24, 2008, after serving as Group Executive since 2006.  Prior to 2006, she served as Vice President of Technology of the worldwide Performance Coatings & Finishes Group and held numerous senior technology and manufacturing management positions.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company has adopted a Code of Business Conduct and Ethics (the "Ethics Code") that applies to directors, officers and employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Copies of the Ethics Code, as well as each of the Company's Corporate Governance Guidelines and charters of the Audit, the Compensation and the Nominating & Corporate Governance committees of its Board of Directors are available on the Company's website, located at www.ameron.com, and are available in print to stockholders upon written request to the Secretary of the Company at the Company's headquarters address.

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

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    (1) CONSOLIDATED FINANCIAL STATEMENTS:

The following financial statements are included in this Annual Report on Form 10-K in Item 8, herein:

Consolidated Statements of Income for the years ended November 30, 2010, 2009 and 2008.
Consolidated Balance Sheets as of November 30, 2010 and 2009.
Consolidated Statements of Stockholders' Equity for the years ended November 30, 2010, 2009 and 2008.
Consolidated Statements of Comprehensive Income for the years ended November 30, 2010, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended November 30, 2010, 2009 and 2008.
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2) FINANCIAL STATEMENT SCHEDULES

The following additional financial data should be read in conjunction with the Consolidated Financial Statements. Schedules not included with this additional financial data are omitted because they are either not applicable, not required, not significant, or the required information is provided in the Consolidated Financial Statements under Financial Statements and Supplementary Data, under Item 8, herein.

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
4.1
Note Purchase Agreement dated November 25, 2005, re: SGD 51,000,000 4.25% Senior Secured Notes due November 25, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)

4.2
Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the Company and consolidated subsidiaries (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended November 30, 2008)

10.1
Seventh Amendment to Credit Agreement dated August 28, 2009, amending and restating such Credit Agreement in its entirety (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended August 30, 2009)

10.2	Eighth Amendment to Credit Agreement dated as of October 21, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 21, 2010)
10.3
Amended and Restated Employment Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2003)**

10.4
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

10.6	Performance Stock Unit Agreement between James S. Marlen and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 21, 2007)**
10.7	Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10(2) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.8	Amendment to Change of Control Agreement between Javier Solis and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.9	Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10(3) to the Company’s Annual Report on Form 10-K for the year ended November 30, 1998)**
10.10	Amendment to Change of Control Agreement between Gary Wagner and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.11	Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10(5) to the Company’s Annual Report on Form 10-K for the year ended November 30, 2000)**
10.12	Amendment to Change of Control Agreement between James R. McLaughlin and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.13	Letter Agreement dated October 19, 2009 between the Company and James R. McLaughlin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 19, 2009)**
10.14	Change of Control Agreement between Stephen E. Johnson and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 17, 2008)**
10.15	2001 Stock Incentive Plan (incorporated by reference to Exhibit 2 to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 21, 2001)**
10.16	Amended and Restated 2004 Stock Incentive Plan dated June 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed June 25, 2010).**
10.17	Key Executive Long-Term Cash Incentive Plan (incorporated by reference to Exhibit C to the Company’s Proxy Statement for the Annual Meeting of Stockholders held on March 26, 2008)**
10.18	Form of Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 27, 2006)**
10.19	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 23, 2006)**
10.20	Stock Ownership Requirements and Retention Policy (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K filed June 25, 2010).**
10.21
Change of Control Agreement between Ameron International Corporation and Leonard J. McGill, effective June 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K filed June 25, 2010).**

10.22
Stock Purchase Agreement dated September 14, 2010 among Ameron International Corporation, Mitsui & Co. (U.S.A.), Inc., Tokyo Steel Manufacturing Co., Ltd. and Gerdau Ameristeel US Inc. relating to the sale of TAMCO (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K filed September 16, 2010).

21	Subsidiaries of the Registrant *
23.1	Consent of PricewaterhouseCoopers LLP *
23.2	Consent of PricewaterhouseCoopers LLP regarding TAMCO *
31.1	Section 302 Certification of Chief Executive Officer *
31.2	Section 302 Certification of Chief Financial Officer *
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer *
99.1
Unaudited TAMCO Financial Statements as of October 20, 2010 and the period from December 1, 2009 through October 20, 2010, and the audited TAMCO Financial Statements for each of the two years in the period ended November 30, 2009 and associated Report of Independent Registered Public Accounting Firm.*

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Filed herewith
**	Compensatory plan or arrangement

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES
AMERON INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEAR ENDED NOVEMBER 30, 2010
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$5,351	$1,004	$(2,649)	$142	*	$3,848
Valuation allowance for deferred tax assets	7,073	4,285	-	(1,181)		10,177

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2009
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$7,009	$1,487	$(2,191)	$(954	) *	$5,351
Valuation allowance for deferred tax assets	10,248	(1,579)	-	(1,596)		7,073

* Translation adjustment.

FOR THE YEAR ENDED NOVEMBER 30, 2008
(In thousands)

		Additions	Deductions,
	Balance at	Charged to	Payments			Balance
	Beginning	Costs and	And	Reclassifications		at End of
Classification	of Year	Expenses	Write-offs	and Other		Year

Allowance for doubtful accounts	$6,235	$4,419	$(3,533)	$(112	) *	$7,009
Valuation allowance for deferred tax assets	15,611	24	-	(5,387)		10,248

* Translation adjustment.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Chief Financial Officer

Date: January 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 1-31-11	/s/ James S. Marlen	Director, Chairman of the Board, President
	James S. Marlen	and Chief Executive Officer
(Principal Executive Officer)

Date: 1-31-11	/s/ Gary Wagner	Senior Vice President, Finance and Administration,
	Gary Wagner	and Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: 1-31-11	/s/David Davenport	Director
David Davenport

Date: 1-31-11	/s/J. Michael Hagan	Director
J. Michael Hagan

Date: 1-31-11	/s/Terry L.Haines	Director
Terry L. Haines

Date: 1-31-11	/s/William D. Horsfall	Director
William D. Horsfall

Date: 1-31-11	/s/John E. Peppercorn	Director
John E. Peppercorn

Date: 1-31-11	/s/Barry L. Williams	Director
Barry L. Williams