Form 10-Q
period 2011-02-27
AMERON INTERNATIONAL CORP
filed 2011-04-04
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2011
OR
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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,137,712 on March 23, 2011.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended February 27, 2011

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
(Dollars in thousands, except per share data)	February 27, 2011	February 28, 2010
Sales	$109,819	$109,018
Cost of sales	(89,474)	(79,572)
Gross profit	20,345	29,446

Selling, general and administrative expenses	(25,780)	(27,262)
Other income, net	270	542
(Loss)/income before interest, income taxes and equity in loss of affiliate	(5,165)	2,726
Interest expense, net	(345)	(107)
(Loss)/income before income taxes and equity in loss of affiliate	(5,510)	2,619
Benefit/(provision) for income taxes	1,181	(760)
(Loss)/income before equity in loss of affiliate	(4,329)	1,859
Equity in loss of affiliate, net of taxes	—	(776)
Net (loss)/income	$(4,329)	$1,083

Net (loss)/income per share allocated to Common Stock (see Note 7)
Basic	$(.47)	$.12

Diluted	$(.47)	$.12

Weighted-average shares (basic)	9,199,329	9,177,383
Weighted-average shares (diluted)	9,199,329	9,200,024

Cash dividends per share	$.30	$.30

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS (UNAUDITED)

(Dollars in thousands)	February 27, 2011	November 30, 2010
ASSETS

Current assets
Cash and cash equivalents	$192,204	$236,737
Receivables, less allowances of $3,777 in 2011 and $3,848 in 2010	125,291	129,855
Inventories	73,015	69,381
Deferred income taxes	23,595	22,441
Prepaid expenses and other current assets	15,671	10,862

Total current assets	429,776	469,276

Investment in affiliate	3,784	3,784

Property, plant and equipment
Land	48,764	46,132
Buildings	104,028	103,438
Machinery and equipment	380,021	371,153
Construction in progress	30,051	31,048

Total property, plant and equipment at cost	562,864	551,771
Accumulated depreciation	(316,559)	(307,573)

Total property, plant and equipment, net	246,305	244,198
Deferred income taxes	11,289	11,289
Goodwill and intangible assets, net of accumulated amortization of $1,307 in 2011 and $1,293 in 2010	2,056	2,061
Other assets	49,287	50,961

Total assets	$742,497	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	February 27, 2011	November 30, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$8,014	$7,724
Trade payables	52,053	49,881
Accrued liabilities	55,098	64,533
Income taxes payable	3,595	24,682

Total current liabilities	118,760	146,820

Long-term debt, less current portion	23,886	23,424
Deferred income taxes	2,826	2,691
Other long-term liabilities	102,041	100,667

Total liabilities	247,513	273,602

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,138,212 shares in 2011 and 9,249,105 shares in 2010	30,126	30,047
Additional paid-in capital	60,301	60,986
Retained earnings	500,521	507,625
Accumulated other comprehensive loss	(28,697)	(33,663)
Treasury stock (2,912,230 shares in 2011 and 2,769,637 shares in 2010)	(67,267)	(57,028)

Total stockholders' equity	494,984	507,967

Total liabilities and stockholders' equity	$742,497	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars In thousands)	February 27, 2011	February 28, 2010
OPERATING ACTIVITIES
Net (loss)/income	$(4,329)	$1,083
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Depreciation	6,656	6,282
Amortization	10	9
Loss from affiliate	—	842
Loss from sale of property, plant and equipment	39	—
Stock compensation expense	232	627
Changes in operating assets and liabilities:
Receivables, net	6,007	13,914
Inventories	(3,070)	(10,918)
Prepaid expenses and other current assets	(4,694)	(670)
Other assets	1,704	(262)
Trade payables	1,304	(61)
Accrued liabilities and income taxes payable	(31,299)	(9,515)
Other long-term liabilities and deferred income taxes	(689)	(11,366)
Net cash used by operating activities	(28,129)	(10,035)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	23	156
Additions to property, plant and equipment	(6,227)	(7,146)
Loan to affiliate, net	—	(2,500)
Net cash used in investing activities	(6,204)	(9,490)

FINANCING ACTIVITIES
Issuance of debt	170	—
Dividends on Common Stock	(2,775)	(2,761)
Issuance of Common Stock	41	—
Purchase of treasury stock	(10,280)	(846)
Net cash used in financing activities	(12,844)	(3,607)

Effect of exchange rate changes on cash and cash equivalents	2,644	(2,698)
Net change in cash and cash equivalents	(44,533)	(25,830)
Cash and cash equivalents at beginning of period	236,737	181,114

Cash and cash equivalents at end of period	$192,204	$155,284

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of February 27, 2011, and consolidated results of operations and cash flows for the three months ended February 27, 2011.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can vary from period to period.  The quarters ended February 27, 2011 and February 28, 2010 consisted of 89 days and 90 days respectively.

The consolidated financial statements do not include certain footnote disclosures and financial information normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2010 ("2010 Annual Report").

NOTE 2 -	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Except for the Level 3 financial instruments disclosures, the Company adopted the guidance December 1, 2010. Adoption did not have a material effect on the Company's consolidated financial statements. The Company will adopt the Level 3 financial instruments guidance as of November 30, 2011, and adoption is not expected to have a material effect on the Company's consolidated financial statements.

NOTE 3 -	RECEIVABLES

The Company's receivables consisted of the following:

(In thousands)	February 27, 2011	November 30, 2010
Trade	$117,711	$119,954
Affiliates	1,827	1,231
Other	9,530	12,518
Allowances	(3,777)	(3,848)
	$125,291	$129,855

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $28,960,000 and $25,054,000 at February 27, 2011 and November 30, 2010, respectively.

NOTE 4 -	INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

(In thousands)	February 27, 2011	November 30, 2010
Finished products	$36,262	$35,332
Materials and supplies	28,367	25,053
Products in process	8,386	8,996
	$73,015	$69,381

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 5 -	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Three Months Ended
(In thousands)	February 27, 2011	February 28, 2010
Interest paid	$42	$52
Income taxes paid, net	19,961	1,869

NOTE 6 -	AFFILIATES

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates. Earnings from ASAL and BL, if any, are included in other income, net.

In the fourth quarter of 2010, the Company completed the sale of its 50% ownership interest in TAMCO. In the three months ended February 28, 2010, the Company recorded equity in loss of TAMCO, net of taxes, of $776,000.

No dividends were received from affiliates during the first quarters of 2011 and 2010.

NOTE 7 -	NET (LOSS)/INCOME PER SHARE

Basic and diluted net (loss)/income per share are computed using the two-class method which allocates earnings to both Common Stock and participating securities. Under the two-class method, unvested restricted Common Stock with non-forfeitable rights to dividends are considered participating securities. Dividends from such participating securities are excluded from net (loss)/income allocated to Common Stock for purposes of the two-class method calculation.

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented. Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  Stock options and restricted stock of 85,198 and 19,936 shares are excluded from the below calculation for the quarters ended February 27, 2011 and February 28, 2010, respectively, as inclusion would be anti-dilutive.

Following is a reconciliation of net (loss)/income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net (loss)/income per share allocated to Common Stock:

	Three Months Ended
(In thousands, except per share data)	February 27, 2011	February 28, 2010
Numerator for (loss)/income per share:
Net (loss)/income	$(4,329)	$1,083
Less: income allocated to participating securities	(13)	(14)
Net (loss)/income allocated to Common Stock	(4,342)	1,069

Denominator for basic (loss)/income per share:
Weighted-average shares outstanding, basic	9,199,329	9,177,383

Denominator for diluted (loss)/income per share:
Weighted-average shares outstanding, basic	9,199,329	9,177,383
Dilutive effect of stock options and restricted stock	—	22,641
Weighted-average shares outstanding, diluted	9,199,329	9,200,024

Net (loss)/income per share allocated to Common Stock
Basic	$(.47)	$.12

Diluted	$(.47)	$.12

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 -	COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	Three Months Ended
(In thousands)	February 27, 2011	February 28, 2010
Net (loss)/income	$(4,329)	$1,083
Foreign currency translation adjustment	4,966	(4,718)
Comprehensive income/(loss)	$637	$(3,635)

NOTE 9 -	DEBT

Domestically, as of February 27, 2011, the Company maintained a $100,000,000 revolving credit facility with six banks (the “Revolver”).  At February 27, 2011, $17,212,000 of the Revolver was utilized for standby letters of credit; therefore, $82,788,000 was available. Under the Revolver, the Company may, at its option, borrow at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75% based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled.

Foreign subsidiaries also maintain unsecured revolving credit facilities with banks. Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates. Existing foreign credit facilities permit borrowings up to $27,924,000. At February 27, 2011, $172,000 was borrowed under these facilities.

The Company intends for short-term borrowing, if any, under bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.

The Company's long-term debt consisted of the following:

(In thousands)	February 27, 2011	November 30, 2010
Fixed-rate notes, at 4.25%, payable in Singapore dollars, in annual principal installments of $8,014	$16,028	$15,448
Variable-rate industrial development bonds:
Payable in 2016 (.48% at February 27, 2011)	7,200	7,200
Payable in 2021 (.48% at February 27, 2011)	8,500	8,500
Variable-rate bank revolving credit facilities	172	—
	31,900	31,148
Less current portion	(8,014)	(7,724)
	$23,886	$23,424

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375,500,000 plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008. The Company's consolidated net worth exceeded the covenant amount by $122,400,000 as of February 27, 2011. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times. At February 27, 2011, the Company maintained a consolidated leverage ratio of .69 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At February 27, 2011, qualifying tangible assets equaled 5.42 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. During the quarter ended February 27, 2011, the Company paid $18,006,000 in income taxes (“TAMCO Tax”) on the gain on the sale of the Company's investment in TAMCO. On March 31, 2011, the Company and its lenders entered into a consent and amendment to the Revolver (the "Ninth Amendment") to exclude the TAMCO Tax from the calculation of the fixed charge coverage ratio. The Ninth Amendment also changed the 1.50 minimum fixed charge coverage ratio to 1.10 only through August 28, 2011 and to 1.35 only for the year ended November 30, 2011, providing additional flexibility to meet projected uses of cash. At February 27, 2011, the Company maintained such a fixed charge coverage ratio of 1.67 times, excluding the TAMCO Tax.  Under the most restrictive provisions of the Company's lending agreements, $2,764,000 of retained earnings was not restricted, at

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

February 27, 2011, as to the declaration of cash dividends or the repurchase of Company stock. In addition, the Company has received consents from its lenders allowing the Company to purchase up to $39,900,000 of the Company's Common Stock. With the Ninth Amendment, at February 27, 2011, the Company was in compliance with all financial covenants.

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

Estimated fair value of the Company's debt is prepared in accordance with the FASB's fair value disclosure requirements. These requirements establish an enhanced framework for measuring the fair value of financial instruments including a disclosure hierarchy based on the inputs used to measure fair value. The estimated fair value amounts were determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required to develop the estimated fair value, thus the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

(In thousands)	Carrying Amount	Fair Value
February 27, 2011
Fixed-rate, long-term debt	$16,028	$16,535
Variable-rate, long-term debt	15,872	15,872

November 30, 2010
Fixed-rate, long-term debt	$15,448	$16,445
Variable-rate, long-term debt	15,700	15,700

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

NOTE 10 -	SEGMENT INFORMATION

The Company has determined that it has four operating and three reportable segments: Fiberglass-Composite Pipe, Water Transmission and Infrastructure Products.  Infrastructure Products consists of two operating segments, the Pole Products and Hawaii Divisions, which are aggregated.  Each of the segments has a dedicated management team and is managed separately, primarily because of differences in products.  Historically, TAMCO was not included in any of these segments. The Company's Chief Operating Decision Maker is the Chief Executive Officer who primarily reviews sales and income before interest, income taxes and equity in earnings of affiliate for each operating segment in making decisions about allocating resources and assessing performance.  The Company allocates certain selling, general and administrative expenses to operating segments utilizing assumptions believed to be appropriate in the circumstances.  Costs of certain shared services (e.g., costs of Company-wide insurance programs or benefit plans) are allocated to the operating segments based on revenue, wages or net assets employed.  Other items not related to current operations or of an unusual nature are not allocated to the reportable segments, such as adjustments to reflect inventory balances of certain steel inventories under the last-in, first-out (“LIFO”) method, certain unusual legal costs and expenses, interest expense and income taxes.

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Three Months Ended
(In thousands)	February 27, 2011	February 28, 2010
Sales
Fiberglass-Composite Pipe	$57,816	$54,506
Water Transmission	26,001	25,812
Infrastructure Products	26,006	28,706
Eliminations	(4)	(6)
Total Sales	$109,819	$109,018

(Loss)/Income Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$9,736	$14,051
Water Transmission	(5,639)	(1,882)
Infrastructure Products	59	1,215
Corporate and unallocated	(9,321)	(10,658)
Total (Loss)/Income Before Interest, Income Taxes and Equity in Loss of Affiliate	$(5,165)	$2,726

(In thousands)	February 27, 2011	November 30, 2010
Assets
Fiberglass-Composite Pipe	$277,192	$335,135
Water Transmission	187,702	182,576
Infrastructure Products	93,373	92,729
Corporate and unallocated	332,050	343,070
Eliminations	(147,820)	(171,941)
Total Assets	$742,497	$781,569

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

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

In 2004, BP America Production Company (“BP America”) brought an action against the Company in the 24th Judicial District Court, Parish of Jefferson, Louisiana in connection with fiberglass pipe sold by the Company for installation in four offshore platforms constructed for BP America.  The plaintiff seeks damages allegedly sustained by it resulting from claimed defects in such pipe.  BP America's petition as filed alleged a claim against the Company for rescission, products liability, negligence, breach of contract and warranty and for damages in an amount of not less than $20,000,000; but BP America has since reduced its claim to $12,900,000. The Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2006, the Cawelo, California Water District (“Cawelo”) brought an action against the Company in the Superior Court, Kern County,

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

California in connection with  concrete pipe sold by the Company in 1995 for a wastewater recovery pipeline.  Cawelo seeks damages allegedly sustained by it resulting from the failure of such pipe in 2004.  Cawelo's petition as filed alleged a claim against the Company for products liability, negligence, breach of express warranty and breach of written contract and for damages in an amount of not less than $8,000,000, an amount which the Company contested.  On December 3, 2010, the case was settled, subject to court approval, for an amount which included payment of $100,000 by the Company. On December 27, 2010, the Court issued an order finding the settlement by the Company to be in good faith and dismissing a cross-complaint against the Company by a surety of a non-settling defendant. On March 16, 2011, the Court dismissed the Company from the case. The terms of the settlement will not have a material effect on the Company's financial condition or results of operations.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of February 27, 2011, the Company was a defendant in 16 asbestos-related cases, compared to 14 cases as of November 30, 2010.  During the quarter ended February 27, 2011, there were four new asbestos-related cases, two dismissed cases, no settled cases and no judgments or recovery; and expenses totaled $5,000. The Company incurred expenses from asbestos-related lawsuits of $49,000 during the quarter ended February 28, 2010, and recovered $27,000. Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In December 2008, the Company received from the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving Iran.  With the assistance of outside counsel, the Company conducted an internal inquiry and continues to cooperate fully with OFAC on this matter. Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter. If the Company violated governmental regulations, material fines and penalties could be imposed.

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

NOTE 12 -	PRODUCT WARRANTIES AND GUARANTEES

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

	Three Months Ended
(In thousands)	February 27, 2011	February 28, 2010
Balance, beginning of period	$3,214	$3,396
Payments	(364)	(814)
Warranties issued during the period	84	99
Balance, end of period	$2,934	$2,681

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 -	INCENTIVE STOCK COMPENSATION PLANS

As of February 27, 2011, the Company had outstanding grants under the following share-based compensation plans:

•
2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  Prior to termination, a total of 380,000 new shares of Common Stock were made available for awards to key employees and non-employee directors.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years.  Such options terminate ten years from the date of grant. At February 27, 2011, there were 6,000 shares subject to such stock options.

•
2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors and may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  At February 27, 2011, there were 15,052 shares subject to such stock options. Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock typically vests in equal annual installments over three years.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminated ten years from the date of grant.  During the quarter ended February 27, 2011, 2,000 shares were issued from treasury stock upon the exercise of such stock options. At February 27, 2011, there were no shares subject to such stock options.

The Company's loss before income taxes for the three months ended February 27, 2011 included compensation expense of $232,000, related to stock-based compensation arrangements, compared to $627,000 in 2010. Tax benefit related to this expense was $91,000 in 2011, compared to $245,000 in 2010. There were no capitalized share-based compensation costs for the three months ended February 27, 2011 and February 28, 2010, respectively. The Company recognized a tax deficiency of $836,000 and $689,000 for the three months ended February 27, 2011 and February 28, 2010, respectively, related to stock-based compensation.

The following table summarizes the stock option activity in the three months ended February 27, 2011:

Options	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2010	23,052	$43.07
Granted	—	—
Exercised	(2,000)	20.28
Outstanding at February 27, 2011	21,052	45.23	3.66	$655

Options exercisable at February 27, 2011	20,102	42.58	3.51	$655

For the three months ended February 27, 2011, 2,000 option shares were exercised and no option shares were granted, forfeited or expired. For the three months ended February 28, 2010, no option shares were exercised, granted, forfeited or expired. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company's Common Stock on the last trading day of the first quarter of 2011 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on such date.  This amount will change based on the fair market value of the Company's Common Stock.

As of February 27, 2011, there was $2,988,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

For the three months ended February 27, 2011 and February 28, 2010, 31,700 and 11,500 shares of restricted stock were granted to key employees with a fair value on the grant date of $2,212,660 and $781,000, respectively, under the 2004 Plan.  The weighted-average, grant-date, or promised-date fair value of such stock was $69.80 and $67.89, respectively.  The fair value of vested restricted stock and granted promised stock for the three months ended February 27, 2011 and February 28, 2010,  was $790,000 and $2,235,000, respectively. In the three months ended February 28, 2010, 6,000 shares of restricted stock were forfeited with a fair

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

value of $286,000.

Net cash proceeds from stock options exercised in the three months ended February 27, 2011 were $41,000. There were no stock options exercised in the three months ended February 28, 2010. The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 -	EMPLOYEE BENEFIT PLANS

In the three months ended February 27, 2011 and February 28, 2010, net pension and postretirement costs included the following:

	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
(In thousands)	2011	2010	2011	2010	2011	2010
Service cost	$942	$908	$92	$94	$18	$21
Interest cost	2,841	2,908	568	564	56	52
Expected return on plan assets	(3,098)	(2,844)	(483)	(398)	(6)	(7)
Amortization of unrecognized prior service cost	11	13	50	69	14	5
Curtailment	—	1	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	12	12
Amortization of accumulated loss	2,495	2,685	4	(35)	27	6
Net periodic cost	$3,191	$3,671	$231	$294	$121	$89

The Company contributed $104,000 to its non-U.S. pension plans in the first three months of 2011. The Company expects to contribute $11,400,000 to its U.S. pension plan and an additional $1,300,000 to its non-U.S. pension plans during the remainder of 2011.

NOTE 15 -	OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows:

(In thousands)	February 27, 2011	November 30, 2010
Accrued pension and postretirement benefits cost	$86,830	$85,423
Taxes payable	12,361	12,361
Compensation and benefits	1,811	2,408
Other	1,039	475
	$102,041	$100,667

NOTE 16 -	PROVISION FOR INCOME TAXES

Income taxes decreased to a benefit of $1,181,000 in the first quarter of 2011, from a provision of $760,000 in the same period of 2010.  The effective tax rate decreased to 21% in the first quarter of 2011, down from 29% in the first quarter of 2010.  The effective tax rates for the first quarter of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full fiscal year.

At February 27, 2011, the total amount of gross unrecognized tax benefits, excluding interest, was $11,744,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $6,042,000 would reduce the Company's income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $11,452,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain state and foreign statutes of limitations and the settlement of

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $767,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,187,000 were recorded as a liability in the Company's consolidated balance sheet at February 27, 2011, compared to $1,153,000 as of November 30, 2010.

The Company's federal income tax returns remain subject to examination for the 2007 and forward tax years.  The Company files multiple state income tax returns, including California, Hawaii, Arizona and Texas, with open statutes for all years from 2005.  The Company also files multiple foreign income tax returns and remains subject to examination in certain foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for all years from 2002.

NOTE 17 -	FAIR VALUE MEASUREMENTS

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

The fair value methodology and fair value of debt is outlined in Note (9), herein. Cash is assumed to be stated at fair value because of its short-term, liquid nature. Cash totaled $15,593,000 and $21,066,000, respectively, as of February 27, 2011 and November 30, 2010. Additional assets and/or liabilities measured at fair value on a recurring basis included the following as of February 27, 2011:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$120,687	$—	$—	$120,687
Time deposits	—	55,924	—	55,924
Cash surrender value of insurance policies	—	27,730	—	27,730
Total assets	$120,687	$83,654	$—	$204,341

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$—	$17	$—	$17
Total liabilities	$—	$17	$—	$17

Additional assets and/or liabilities measured at fair value on a recurring basis included the following as of November 30, 2010:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$169,621	$—	$—	$169,621
Time deposits	—	46,050	—	46,050
Cash surrender value of insurance policies	—	27,541	—	27,541
Total assets	$169,621	$73,591	$—	$243,212

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Fair Value Measurements Using			Liabilities At Fair Value
(In thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

Cash Equivalents

Cash equivalents are comprised of money market funds and time deposits. The net carrying amount of cash equivalents approximates fair value due to the short-term nature of these instruments.

Cash Surrender Value of Insurance Policies

The Company owns life insurance policies on certain current and former executives. The fair value of these policies is equal to the cash surrender value as determined by the insurance companies.

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company's primary objective with respect to currency risk is to reduce volatility that would otherwise occur due to exchange-rate fluctuations. In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of February 27, 2011, the Company held four foreign currency forward contracts comprised of two foreign currency contracts aggregating in the amount of $26,000,000 U.S. dollars, hedging Singapore dollars; one contract in the amount of $1,250,000 Singapore dollars, hedging Malaysian Ringgit; and one contract in the amount of $200,000 U.S. dollars, hedging Euros. As of November 30, 2010, the Company held four foreign currency forward contracts comprised of two foreign currency contracts aggregating in the amount of $11,000,000 U.S. dollars, hedging Singapore dollars; one contract in the amount of $1,250,000 Singapore dollars, hedging Malaysian Ringgit; and one contract in the amount of $388,000 U.S. dollars, hedging Euros. Such instruments had a combined fair value loss of $17,000 and $16,000 as of February 27, 2011 and November 30, 2010, respectively, based on quotations from financial institutions. Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net on the income statement.

NOTE 18 -	SUBSEQUENT EVENTS

On April 1, 2011, the Company granted 7,200 restricted stock to non-employee directors, under the Company's 2004 Plan, with a fair value on grant date of $492,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Ameron International Corporation ("Ameron", the "Company", the “Registrant” or the “Corporation”) is a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets.  Ameron is a leading producer of water transmission lines; fiberglass-composite pipe for transporting oil, chemicals and corrosive fluids and specialized materials; and products used in infrastructure projects.  The Company operates businesses in North America, South America, Europe and Asia.  The Company has three reportable segments.  The Fiberglass-Composite Pipe Group manufactures and markets filament-wound and molded composite fiberglass pipe, tubing, fittings and well screens.  The Water Transmission Group manufactures and supplies concrete and steel pressure pipe, concrete non-pressure pipe, protective linings for pipe and fabricated steel products, such as large-diameter wind towers.  The Infrastructure Products Group consists of two operating segments, which are aggregated: the Hawaii Division which manufactures and sells ready-mix concrete, sand, aggregates, concrete pipe and culverts and the Pole Products Division which manufactures and sells concrete and steel lighting and traffic poles.  The markets served by the Fiberglass-Composite Pipe Group are worldwide in scope.  The Water Transmission Group serves primarily the western U.S. for pipe and sells wind towers primarily west of the Mississippi river.  The Infrastructure Products Group's quarry and ready-mix business operates exclusively in Hawaii, and poles are sold throughout the U.S.  Ameron also has partial ownership of several affiliated companies, directly in Saudi Arabia, and indirectly in Egypt.

During the fourth quarter of 2010, the Company sold its 50% ownership in TAMCO, a steel mini-mill operating in California. The Company reported its investment in TAMCO using the equity method of accounting.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

Management believes that certain accounting policies affect the more significant estimates used in preparing the consolidated financial statements.  A summary of these policies is included in Management's Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company's 2010 Annual Report on Form 10-K for the year ended November 30, 2010 ("2010 Annual Report").

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, including cash and cash equivalents and current portion of long-term debt totaled $311.0 million as of February 27, 2011, a decrease of $11.5 million from working capital of $322.5 million as of November 30, 2010.   Cash and cash equivalents totaled $192.2 million as of February 27, 2011, compared to $236.7 million as of November 30, 2010.

In the three months ended February 27, 2011, net cash of $28.1 million was used by operating activities, compared to $10.0 million used in the similar period in 2010.  In the three months ended February 27, 2011, the Company's cash used by operating activities included net loss $4.3 million, plus non-cash adjustments (depreciation, amortization, loss from asset sales and stock compensation expense) of $6.9 million, reduced by changes in operating assets and liabilities of $30.7 million.  In the three months ended February 28, 2010, the Company's cash used by operating activities included net income of $1.1 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate and stock compensation expense) of $7.8 million, reduced by changes in operating assets and liabilities of $18.9 million.  The difference in net cash used by operations between 2011 and 2010 was primarily due to the payment in 2011 of income taxes, totaling $18.0 million, associated with the gain on the sale of the Company's investment in TAMCO in the fourth quarter of 2010.

Net cash used in investing activities totaled $6.2 million in the three months ended February 27, 2011, compared to $9.5 million used in the similar period in 2010.  Net cash used in investing activities during the first three months of 2011 primarily consisted of capital expenditures of $6.2 million, compared to $7.1 million in the same period of 2010.  In addition to normal replacement and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Brazil in 2011 and 2010 and in Texas in 2010.  Normal replacement expenditures are approximately equal to depreciation.  During the year ending November 30, 2011, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings. During the first three months of 2010, the Company provided $2.5 million in loans to TAMCO, a former affiliate of the Company.

Net cash used in financing activities totaled $12.8 million during the three months ended February 27, 2011 and $3.6 million in the similar period in 2010. Net cash used in 2011 consisted of purchases of treasury stock of $10.3 million (related to the previously-announced stock repurchase program and the payment of taxes associated with the vesting of restricted shares), payment of Common Stock dividends of $2.8 million, partially offset by net issuance of debt of $.2 million and the issuance of Common Stock.   Net cash used in financing activities in 2010 consisted of payment of Common Stock dividends of $2.8 million and treasury stock purchases of $.8 million, related to the payment of taxes associated with the vesting of restricted shares.

The Company maintains a $100.0 million revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled. At February 27, 2011, $82.8 million was available under the Revolver.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $122.4 million as of February 27, 2011.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At February 27, 2011, the

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company maintained a consolidated leverage ratio of .69 times EBITDA.  Lending agreements require the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At February 27, 2011, qualifying tangible assets equaled 5.42 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less cash taxes must be at least 1.50 times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  During the quarter ended February 27, 2011, the Company paid $18.0 million in income taxes ("TAMCO Tax") on the gain on the sale of the Company's investment in TAMCO. On March 31, 2011, the Company and its lenders entered into a consent and amendment to the Revolver (the "Ninth Amendment") to exclude the TAMCO Tax from the calculation of the fixed charge coverage ratio. The Ninth Amendment also changed the 1.50 minimum fixed charge coverage ratio to 1.10 only through August 28, 2011 and to 1.35 only for the year ended November 30, 2011, providing additional flexibility to meet projected uses of cash. At February 27, 2011, the Company maintained such a fixed charge coverage ratio of 1.67 times, excluding the TAMCO Tax.  Under the most restrictive provisions of the Company's lending agreements, $2.8 million of retained earnings were not restricted at February 27, 2011, as to the declaration of cash dividends or the repurchase of Company stock.  In addition, the Company has received consents from its lenders allowing the Company to purchase up to $39.9 million of the Company's Common Stock. With the Ninth Amendment, at February 27, 2011, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at February 27, 2011 totaled $192.2 million, a decrease of $44.5 million from November 30, 2010.  At February 27, 2011, the Company had total debt outstanding of $31.9 million, compared to $31.1 million at November 30, 2010, and $110.5 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2011 were $32.4 million and $32.2 million, respectively.

Cash balances are held throughout the world, including $70.7 million held outside of the U.S. at February 27, 2011.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

The Company contributed $.1 million to its non-U.S. pension plans in the first three months of 2011.  The Company expects to contribute an additional $11.4 million to its U.S. pension plan and $1.3 million to its non-U.S. pension plans during the remainder of 2011.

Management believes that cash flow from operations and current cash balances, together with currently available lines of credit, will be sufficient to meet operating requirements for the remainder of 2011.  Cash available from operations could be affected by a worsening of the general economic downturn or any further decline or adverse changes in the Company's business, such as a loss of customers, competitive pricing pressures or significant raw material price increases.

The Company's contractual obligations and commercial commitments at February 27, 2011 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$31,900	$8,014	$8,186	$—	$15,700

Interest payments on debt (a)	1,610	737	566	75	232

Operating leases	32,286	4,224	4,025	2,582	21,455

Pension funding	12,700	12,700	—	—	—

Uncertain tax positions	767	767	—	—	—

Total contractual obligations (b)	$79,263	$26,442	$12,777	$2,657	$37,387

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Commitments Expiring Per Period
Contractual Commitments	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Standby letters of credit (c)	$1,145	$1,145	$—	$—	$—

Total commercial commitments (b)	$1,145	$1,145	$—	$—	$—

(a)	Future interest payments related to debt obligations, excluding the Revolver.

(b)	The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.

(c)
Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS: 2011 COMPARED WITH 2010

General

Net loss totaled $4.3 million, or $.47 per diluted share, on sales of $109.8 million in the three months ended February 27, 2011, compared to net income of $1.1 million, or $.12 per diluted share, on sales of $109.0 million in the similar period of 2010.  Sales increases by the Fiberglass-Composite Pipe Group and the Water Transmission Group were partially offset by a decrease in the Infrastructure Products Group.  The Fiberglass-Composite Pipe Group benefited from increased demand in onshore energy markets, and the Water Transmission Group benefited from increased production by domestic pipe operations. The Infrastructure Products Group continued to be impacted by weak construction spending.  Net income decreased primarily due to reduced activity by Asian operations and lower margins in the Water Transmission Group.

Sales

Total consolidated sales increased $.8 million in the first quarter of 2011, compared to the similar period in 2010 as increased sales of the Fiberglass-Composite Pipe and Water Transmission Groups were partially offset by reduced sales of the Infrastructure Products Group.

Fiberglass-Composite Pipe's sales increased $3.3 million, or 6.1%, in the first quarter of 2011, compared to the similar period in 2010.  Of the overall increase, $7.6 million came from operations in the U.S., largely due to activity in energy markets, including traditional onshore oilfield and Canadian oil sands markets.  Sales from Asian operations decreased $5.3 million due to lower marine and offshore market activity and project delays at Korean and Chinese shipyards. Sales from European operations increased $2.1 million due to improved market conditions in industrial and oilfield markets in North Africa, Eastern Europe and Russia.  Sales from Brazilian operations decreased $1.1 million due to low shipments into the oilfield market.  Sales into marine and offshore markets are expected to increase later in 2011; however, the unrest in the Middle East and Libya could temper near-term results. Looking forward, the Fiberglass-Composite Pipe Group continues to see strong demand due primarily to energy-related projects.

The Water Transmission Group's sales increased $.2 million, in the first quarter of 2011, compared to the similar period in 2010.  Water pipe sales increased from $18.7 million in 2010 to $20.7 million in 2011 while wind tower sales decreased from $7.1 million in 2010 to $5.3 million in 2011. Pipe sales strengthened primarily due to a large project in the Southwest partially offset by reduced activity in California which was caused by unusually wet weather and the timing of projects in backlog. Order activity improved in wind towers with the backlog increasing to $32.1 million as of February 27, 2011 from $3.4 million at the end of 2010. The water pipe business continues to experience soft market demand as the timing of bid activity has been negatively affected by the economy, municipal budgets and the availability of financing. While orders have improved in the wind tower business, pricing has been very weak creating a challenge for the Water Transmission Group's return to meaningful profitability. The Company continues to monitor a number of major wind tower and pipe opportunities; however, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

Infrastructure Products' sales decreased $2.7 million, or 9.4%, in the first quarter of 2011, compared to the similar period in 2010.  Both the Hawaii Division and the Pole Products Division had lower sales down 7.1% and 15.1%, respectively.  The Hawaii Division continued to experience lower demand for aggregates and ready-mix concrete on both Oahu and Maui as construction spending remained weak due to the recessionary economy.  Construction related to military and governmental spending provided a stable base of business, while all other sectors declined.  The decline in U.S. housing markets and reduced demand for concrete lighting poles for new construction and steel traffic poles negatively impacted the Pole Products Division.  The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of residential construction

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

spending throughout the U.S.  Major recoveries of the residential construction markets and the Infrastructure Products Group are not expected in the near term.

Gross Profit

Gross profit in the first quarter of 2011 was $20.3 million, or 18.5% of sales, compared to $29.4 million, or 27.0% of sales, in the first quarter of 2010.  The $9.1 million decrease was primarily due to lower project margins, a change of product mix, higher raw material costs and inefficient plant utilization caused by low levels of production at various plants.

Fiberglass-Composite Pipe Group's gross profit decreased $4.2 million in the first quarter of 2011, compared to the similar period in 2010, due to higher raw material costs and lower-margin projects, partially offset by higher sales. Profit margins were 31.1% in the first quarter of 2011 compared to 40.8% in the first quarter of 2010.

Water Transmission Group's gross profit decreased $3.6 million in the first quarter of 2011, compared to the similar period in 2010. The Group reported negative gross profit of $1.0 million in the quarter and a loss margin of 3.8%, compared to gross profit of $2.6 million and profit margins of 10.2% in the first quarter of 2010. Gross profit from pipe operations fell from $2.8 million to $1.1 million, and wind towers fell from a loss of $.1 million to $2.1 million. The decline from pipe operations was due to weather and lower-margin projects. The negative wind tower margin was caused by the low level of production and thin margins on orders due to weak demand. As a result of the depressed market for wind towers, Management performed an impairment analysis at the end of the third quarter of 2010 of certain wind tower assets.  Based on internal and third-party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceed the carrying value of the related long-lived assets.  However, if market conditions do not improve as expected, this could indicate a potential impairment of the Company's long-lived assets used for the production of wind towers.  No events or circumstances occurred since August 29, 2010, that indicates that the carrying amounts of these assets may not be recoverable.

Gross profit in the Infrastructure Products Group decreased $1.5 million in the first quarter of 2011, compared to the similar period in 2010. Gross profit margins were 11.6% in the first quarter of 2011, compared to 15.8% in the first quarter of 2010, due to lower sales, higher raw material costs and lower plant utilization.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $25.8 million, or 23.5% of sales, in the first quarter of 2011, compared to $27.3 million, or 25.0% of sales, in the first quarter of 2010. The $1.5 million decrease in 2011 was due to lower compensation expense of $1.2 million, lower severance expense of $.8 million, lower pension expense of $.5 million and lower other expense of $.7 million, partially offset by higher proxy related expenses of $.8 million, higher legal and professional fees of $.6 million and higher expenses of international operations due to changing foreign exchange rates of $.3 million.

Other Income, Net

Other income totaled $.3 million in the first quarter of 2011, a decrease of $.3 million from the first quarter of 2010. The decrease in 2011 was primarily due to higher foreign exchange losses of $.6 million, partially offset by an increase in scrap inventory sales of $.2 million and an increase in miscellaneous income of $.1 million.

Interest Expense, Net

Net interest expense was $.3 million in the first quarter of 2011, compared to $.1 million in the first quarter of 2010. The increase is primarily due to the decrease in interest income of $.2 million in the first quarter of 2011 compared to 2010.

Benefit/(Provision) for Income Taxes

Income taxes decreased to a benefit of $1.2 million in the first quarter of 2011, from a provision of $.8 million in the same period of 2010.   The effective tax rate decreased to 21.0% in the first quarter of 2011, down from 29.0% in the first quarter of 2010.  The effective tax rates for the first quarter of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full year.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consisted of the Company's share of the net loss of TAMCO, totaled $.8 million in the first quarter of

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

2010.  Equity in loss of TAMCO was taxed at an effective rate of 7.8% in 2010 reflecting the dividend exclusion provided to the Company under tax laws. The Company sold its investment in TAMCO on October 21, 2010 and extinguished all outstanding debt owed by TAMCO to the Company under a shareholder loan.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the quantitative and qualitative market risk disclosure as presented in the Company's 2010 Annual Report.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Management established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 27, 2011 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  “Disclosure controls and procedures” are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed under Item 1A, Risk Factors, in the Company’s 2010 Annual Report on Form 10-K, as modified by Part II, Item 1A, herein.

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

ITEM 1A - RISK FACTORS

The risk factors included in the Company's 2010 Annual Report have not changed, except Part I, Item 1A(f) is replaced with the following:

f) A significant part of the Company's assets and profits are located or generated outside the U.S., with an associated foreign exchange and country risk.  The Company and its subsidiaries operate in several countries outside the U.S.  A significant change in the value of foreign currencies, political stability, trade restrictions, the impact of foreign government regulations, or economic cycles in foreign countries could materially impact the Company. The Company sells products, primarily fiberglass pipe and fittings, to customers in countries in the Middle East and in Asia. In the past, the Company sold products into Libya. The new sanctions on sales to Libya and the overall unrest in the Middle East could adversely impact demand for the Company's products and future profitability. Supply-chain disruptions associated with the natural disasters in Japan could also impact demand for the Company's products, especially by the Company's key Korean shipyard customers.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
12/1/10 thru 12/26/10	—	—	—	—
12/27/10 thru 1/30/11	—	—	—	—
1/31/11 thru 2/27/11	144,593	$71.10	142,700	$39,900,000

*	- Does not include shares which may be repurchased to pay taxes applicable to the vesting of restricted stock.
- On October 22, 2010, the Company announced that its Board of Directors approved the purchase of up to $50.0 million of the Company's Common Stock beginning in 2011.

ITEM 5 - OTHER INFORMATION

The following is provided per the requirements of the Dodd-Frank Act, Section 1503:

The Company operates two mines that are subject to the Federal Mine Safety and Health Act of 1977 (the “FMSHA”), which is administered by the Mine Safety and Health Administration (“MSHA”).  During the quarter ended February 27, 2011, the Company's Kapaa Quarry & Mill mine, on Oahu, Hawaii, was issued one citation under Section 104 of the FMSHA and two citations under Section 104(d) of the FMSHA. The MSHA proposed an assessment of $1,960 on one of the citations but has not yet proposed assessments on the other two.  During the quarter ended February 27, 2011, the Company's Puunene Camp 10 Quarry, on Maui, Hawaii, was issued two citations under Section 104 of the FMSHA; the MSHA has not yet proposed assessments on these citations.  The Company believes that all conditions for which citations were received have been abated.  The Company had no mine-related fatalities in the quarter ended February 27, 2011.  During the quarter ended February 27, 2011, no citations issued in prior periods or in the quarter were closed. As of February 27, 2011, all citations referenced above were being contested by the Company.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1	Amended Form of Section 8 of Restricted Stock Agreement for Employees and Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed February 1, 2011).*
10.2	Ninth Amendment to Credit Agreement dated as of March 31, 2011**
99.1	Corporate Governance Guidelines (incorporated by reference to Exhibit 99.2 to the Company's Current Report on 8-K filed February 1, 2011).
99.2	Audit Committee Charter (incorporated by reference to Exhibit 99.3 to the Company's Current Report on 8-K filed February 1, 2011).
99.3	Compensation Committee Charter (incorporated by reference to Exhibit 99.4 to the Company's Current Report on 8-K filed February 1, 2011).
99.4	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.5 to the Company's Current Report on 8-K filed February 1, 2011).
31.1	Section 302 Certification of Chief Executive Officer **
31.2	Section 302 Certification of Chief Financial Officer **
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer **
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Compensatory plan or arrangement
**	Filed herewith

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Gary Wagner, Senior Vice President-Chief Financial Officer

Date: April 1, 2011