Form 10-Q
period 2011-05-29
AMERON INTERNATIONAL CORP
filed 2011-07-08
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2011
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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,069,126 on June 30, 2011.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended May 29, 2011

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Sales	$134,726	$136,544	$244,545	$245,562
Cost of sales	(109,247)	(101,213)	(198,721)	(180,785)
Gross profit	25,479	35,331	45,824	64,777

Selling, general and administrative expenses	(27,826)	(24,138)	(53,606)	(51,400)
Other income, net	3,980	969	4,250	1,511
Income/(loss) before interest, income taxes and equity in loss of affiliate	1,633	12,162	(3,532)	14,888
Interest expense, net	(273)	(305)	(618)	(412)
Income/(loss) before income taxes and equity in loss of affiliate	1,360	11,857	(4,150)	14,476
(Provision)/benefit for income taxes	(371)	(1,899)	810	(2,659)
Income/(loss) before equity in loss of affiliate	989	9,958	(3,340)	11,817
Equity in loss of affiliate, net of taxes	—	(409)	—	(1,185)
Net income/(loss)	$989	$9,549	$(3,340)	$10,632

Net income/(loss) per share allocated to Common Stock (see Note 7)
Basic	$.11	$1.03	$(.37)	$1.15

Diluted	$.11	$1.03	$(.37)	$1.15

Weighted-average shares (basic)	9,056,284	9,205,970	9,127,807	9,191,676
Weighted-average shares (diluted)	9,066,207	9,218,234	9,127,807	9,209,129

Cash dividends per share	$.30	$.30	$.60	$.60

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS (UNAUDITED)

(Dollars in thousands)	May 29, 2011	November 30, 2010
ASSETS

Current assets
Cash and cash equivalents	$169,462	$236,737
Receivables, less allowances of $3,815 in 2011 and $3,848 in 2010	139,394	129,855
Inventories	84,781	69,381
Deferred income taxes	23,425	22,441
Prepaid expenses and other current assets	11,730	10,862

Total current assets	428,792	469,276

Investment in affiliate	3,784	3,784

Property, plant and equipment
Land	49,050	46,132
Buildings	104,660	103,438
Machinery and equipment	385,854	371,153
Construction in progress	34,207	31,048

Total property, plant and equipment at cost	573,771	551,771
Accumulated depreciation	(325,185)	(307,573)

Total property, plant and equipment, net	248,586	244,198
Deferred income taxes	11,289	11,289
Goodwill and intangible assets, net of accumulated amortization of $1,322 in 2011 and $1,293 in 2010	2,055	2,061
Other assets	44,667	50,961

Total assets	$739,173	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	May 29, 2011	November 30, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt	$8,252	$7,724
Trade payables	47,045	49,881
Accrued liabilities	57,443	64,533
Income taxes payable	1,125	24,682

Total current liabilities	113,865	146,820

Long-term debt, less current portion	23,952	23,424
Deferred income taxes	2,849	2,691
Other long-term liabilities	102,748	100,667

Total liabilities	243,414	273,602

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,070,912 shares in 2011 and 9,249,105 shares in 2010	30,144	30,047
Additional paid-in capital	61,313	60,986
Retained earnings	498,788	507,625
Accumulated other comprehensive loss	(22,188)	(33,663)
Treasury stock (2,986,730 shares in 2011 and 2,769,637 shares in 2010)	(72,298)	(57,028)

Total stockholders' equity	495,759	507,967

Total liabilities and stockholders' equity	$739,173	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars In thousands)	May 29, 2011	May 30, 2010
OPERATING ACTIVITIES
Net (loss)/income	$(3,340)	$10,632
Adjustments to reconcile net (loss)/income to net cash used by operating activities:
Depreciation	14,071	12,714
Amortization	19	17
Loss from affiliate	—	1,285
Loss/(gain) from sale of property, plant and equipment	36	(11)
Stock compensation expense	1,228	1,433
Changes in operating assets and liabilities:
Receivables, net	(6,925)	(5,394)
Inventories	(11,987)	(9,356)
Prepaid expenses and other current assets	(601)	(1,339)
Other assets	6,349	64
Trade payables	(4,356)	2,377
Accrued liabilities and income taxes payable	(32,081)	(8,226)
Other long-term liabilities and deferred income taxes	26	(8,325)
Net cash used by operating activities	(37,561)	(4,129)

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	156	180
Additions to property, plant and equipment	(13,932)	(16,756)
Loan to affiliate, net	—	1,500
Net cash used in investing activities	(13,776)	(15,076)

FINANCING ACTIVITIES
Issuance of debt	—	1,150
Dividends on Common Stock	(5,485)	(5,557)
Issuance of Common Stock	41	306
Purchase of treasury stock	(15,277)	(1,081)
Net cash used in financing activities	(20,721)	(5,182)

Effect of exchange rate changes on cash and cash equivalents	4,783	(3,376)
Net change in cash and cash equivalents	(67,275)	(27,763)
Cash and cash equivalents at beginning of period	236,737	181,114

Cash and cash equivalents at end of period	$169,462	$153,351

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of May 29, 2011, and consolidated results of operations for the three and six months ended May 29, 2011 and cash flows for the six months ended May 29, 2011.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can vary from period to period.  The quarters ended May 29, 2011 and May 30, 2010 each consisted of 91 days. The six months ended May 29, 2011 and May 30, 2010 consisted of 180 and 181 days, respectively.

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

In January 2010, the Financial Accounting Standards Board ("FASB") required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Except for the Level 3 financial instruments disclosures, the Company adopted the guidance December 1, 2010. Adoption did not have a material effect on the Company's consolidated financial statements. The Company will adopt the Level 3 financial instruments guidance beginning December 1, 2011, and adoption is not expected to have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards ("IFRS"). The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 -	RECEIVABLES

The Company's receivables consisted of the following:

(In thousands)	May 29, 2011	November 30, 2010
Trade	$122,102	$119,954
Affiliates	2,951	1,231
Other	18,156	12,518
Allowances	(3,815)	(3,848)
	$139,394	$129,855

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $31,313,000 and $25,054,000 at May 29, 2011 and November 30, 2010, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 4 -	INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

(In thousands)	May 29, 2011	November 30, 2010
Finished products	$35,699	$35,332
Materials and supplies	34,641	25,053
Products in process	14,441	8,996
	$84,781	$69,381

NOTE 5 -	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Six Months Ended
(In thousands)	May 29, 2011	May 30, 2010
Interest paid	$934	$572
Income taxes paid, net	22,520	4,878

NOTE 6 -	AFFILIATES

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates. Earnings related to dividends from ASAL and BL, if any, are included in other income, net. The Company received dividends of $2,765,000 from affiliates in the first half of 2011, and no dividends were received in the first half of 2010.

In the fourth quarter of 2010, the Company completed the sale of its 50% ownership interest in TAMCO. In the three and six months ended May 30, 2010, the Company recorded equity in loss of TAMCO, net of taxes, of $409,000 and $1,185,000 respectively.

NOTE 7 -	NET INCOME/(LOSS) PER SHARE

Basic and diluted net income/(loss) per share are computed using the two-class method which allocates earnings to both Common Stock and participating securities. Under the two-class method, unvested restricted Common Stock with non-forfeitable rights to dividends are considered participating securities. Dividends from such participating securities are excluded from net income/(loss) allocated to Common Stock for purposes of the two-class method calculation.

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented. Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  Total shares of 35,602 and 79,847 shares, related to stock options and restricted stock, are excluded from the below calculation for the quarter and six months ended May 29, 2011, respectively, as inclusion would be anti-dilutive. Total shares of 19,286 shares, related to stock options and restricted stock, are excluded from the below calculation for the quarter and six months ended May 30, 2010, respectively, as inclusion would be anti-dilutive.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is a reconciliation of net income/(loss) allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net income/(loss) per share allocated to Common Stock:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Numerator for income/(loss) per share:
Net income/(loss)	$989	$9,549	$(3,340)	$10,632
Less: income allocated to participating securities	(6)	(45)	(19)	(50)
Net income/(loss) allocated to Common Stock	983	9,504	(3,359)	10,582

Denominator for basic income/(loss) per share:
Weighted-average shares outstanding, basic	9,056,284	9,205,970	9,127,807	9,191,676

Denominator for diluted income/(loss) per share:
Weighted-average shares outstanding, basic	9,056,284	9,205,970	9,127,807	9,191,676
Dilutive effect of stock options and restricted stock	9,923	12,264	—	17,453
Weighted-average shares outstanding, diluted	9,066,207	9,218,234	9,127,807	9,209,129

Net income/(loss) per share allocated to Common Stock
Basic	$.11	$1.03	$(.37)	$1.15

Diluted	$.11	$1.03	$(.37)	$1.15

NOTE 8 -	COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Net income/(loss)	$989	$9,549	$(3,340)	$10,632
Foreign currency translation adjustment	6,509	(1,895)	11,475	(6,613)
Comprehensive income	$7,498	$7,654	$8,135	$4,019

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 9 -	DEBT

Domestically, as of May 29, 2011, the Company maintained a $100,000,000 revolving credit facility with six banks (the “Revolver”).  At May 29, 2011, $17,212,000 of the Revolver was utilized for standby letters of credit; therefore, $82,788,000 was available. Under the Revolver, the Company may, at its option, borrow at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75% based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled.

Foreign subsidiaries also maintain unsecured revolving credit facilities with banks. Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates. Existing foreign credit facilities permit borrowings up to $29,107,000. At May 29, 2011, there were no borrowings under these facilities.

The Company intends for short-term borrowing, if any, under bank facilities utilized by the Company and its foreign subsidiaries to be refinanced on a long-term basis via the Revolver.

The Company's long-term debt consisted of the following:

(In thousands)	May 29, 2011	November 30, 2010
Fixed-rate notes, at 4.25%, payable in Singapore dollars, in annual principal installments of $8,252	$16,504	$15,448
Variable-rate industrial development bonds:
Payable in 2016 (.40% at May 29, 2011)	7,200	7,200
Payable in 2021 (.40% at May 29, 2011)	8,500	8,500
	32,204	31,148
Less current portion	(8,252)	(7,724)
	$23,952	$23,424

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375,500,000 plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008. The Company's consolidated net worth exceeded the covenant amount by $122,700,000 as of May 29, 2011. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times. At May 29, 2011, the Company maintained a consolidated leverage ratio of .87 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At May 29, 2011, qualifying tangible assets equaled 5.80 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less certain cash taxes must be at least a minimum amount times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. The minimum fixed charge coverage ratio is 1.10 only through August 28, 2011, 1.35 only for the year ended November 30, 2011 and 1.50 thereafter. At May 29, 2011, the Company maintained such a fixed charge coverage ratio of 1.24 times.  Under the most restrictive provisions of the Company's lending agreements, $3,174,000 of retained earnings were not restricted, at May 29, 2011, as to the declaration of cash dividends or the repurchase of Company stock. In addition, the Company has consents from its lenders allowing the Company to purchase up to $34,900,000 of the Company's Common Stock as of May 29, 2011. At May 29, 2011, the Company was in compliance with all financial covenants.

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

(In thousands)	Carrying Amount	Fair Value
May 29, 2011
Fixed-rate, long-term debt	$16,504	$16,946
Variable-rate, long-term debt	15,700	15,700

November 30, 2010
Fixed-rate, long-term debt	$15,448	$16,445
Variable-rate, long-term debt	15,700	15,700

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended		Six Months Ended
(In thousands)	May 29, 2011	May 30, 2010	May 29, 2011	May 30, 2010
Sales
Fiberglass-Composite Pipe	$66,926	$64,668	$124,742	$119,174
Water Transmission	38,013	41,288	64,014	67,100
Infrastructure Products	29,787	30,612	55,793	59,318
Eliminations	—	(24)	(4)	(30)
Total Sales	$134,726	$136,544	$244,545	$245,562

Income/(Loss) Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$14,329	$17,779	$24,064	$31,830
Water Transmission	(2,337)	252	(7,976)	(1,630)
Infrastructure Products	724	2,370	783	3,584
Corporate and unallocated	(11,083)	(8,239)	(20,403)	(18,896)
Total Income/(Loss) Before Interest, Income Taxes and Equity in Loss of Affiliate	$1,633	$12,162	$(3,532)	$14,888

(In thousands)	May 29, 2011	November 30, 2010
Assets
Fiberglass-Composite Pipe	$293,302	$335,135
Water Transmission	202,746	182,576
Infrastructure Products	94,210	92,729
Corporate and unallocated	296,221	343,070
Eliminations	(147,306)	(171,941)
Total Assets	$739,173	$781,569

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

In 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project ("Project"), brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled. Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount. Sable later alleged that its contractual claim for damages based upon a total coatings replacement for the Project was approximately 440,000,000 Canadian dollars. More recently, however, Sable sent the Company an alternate claim for a total of 135,500,000 Canadian dollars, which utilized a different method for calculating damages based on the costs allegedly involved in a more limited repair program. The more limited program is purportedly designed only to replace that amount of coating that plaintiffs claim is necessary to maintain the structural integrity of the Project through its anticipated final abandonment date. The Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Company contests this amount.  This matter is in discovery, and no trial date has yet been established.  The Company intends to vigorously defend itself in this action.  Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to this case.

In 2010, Petroleum Polymer Company LLC ("PPC") brought an action against Ameron (Pte) Ltd. ("Ameron Pte"), an indirect subsidiary of the Company, in the Primary Court of Oman. The complaint alleged that Ameron Pte breached the terms of a purchase agreement for its supply of fiberglass pipe to PPC for use in an oil extraction project in Oman. PPC's primary allegation is that a component supplied by Ameron Pte failed during testing, resulting in a failure of a pipe system. PPC asserted damages totaling approximately $20,000,000, including alleged claims for the cost of replacing damaged pipe, recovery of penalties incurred due to the resulting delay in the project, and lost future opportunities. Ameron Pte contests any claim amount and intends to vigorously defend itself in this action. Based upon the information available to it at this time, the Company is able to neither estimate the possible range of loss with respect to this case nor the timing of substantive judicial proceedings.

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of May 29, 2011, the Company was a defendant in 20 asbestos-related cases, compared to 16 cases as of February 27, 2011.  During the quarter ended May 29, 2011, there were nine new asbestos-related cases, four dismissed cases, one settled case and no judgments; expenses totaled $509,000, and there were no recoveries. The Company incurred expenses from asbestos-related lawsuits of $16,000 during the quarter ended May 30, 2010, and there were no recoveries. During the six months ended May 29, 2011, the Company incurred expenses of $514,000; and there were no recoveries. The Company incurred expenses of $64,000 and recovered $28,000 in the six months ended May 30, 2010. Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

In 2008, the Company received from the U.S. Treasury Department's Office of Foreign Assets Control (“OFAC”) a Requirement to Furnish Information regarding transactions involving certain prohibited countries, including Iran.  The Company continues to cooperate fully with OFAC on this matter with the assistance of outside counsel. Based upon the information available to it at this time, the Company is not able to predict the outcome of this matter. If the Company violated governmental regulations, material fines and penalties could be imposed.

The Company is subject to federal, state and local laws and regulations concerning the environment and is currently participating in administrative proceedings at several sites under these laws. While the Company finds it difficult to estimate with any certainty the total cost of remediation at the several sites, on the basis of currently available information and reserves provided, the Company believes that the outcome of such environmental regulatory proceedings will not have a material effect on the Company's financial position.

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

	Six Months Ended
(In thousands)	May 29, 2011	May 30, 2010
Balance, beginning of period	$3,214	$3,396
Payments	(764)	(936)
Warranties issued during the period	713	540
Balance, end of period	$3,163	$3,000

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 13 -	INCENTIVE STOCK COMPENSATION PLANS

As of May 29, 2011, the Company had outstanding grants under the following share-based compensation plans:

•
2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options have vested and terminate ten years from the date of grant. At May 29, 2011, there were 6,000 shares subject to such stock options.

•
2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors which may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  At May 29, 2011, there were 15,052 shares subject to such granted stock options. Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock typically vests in equal annual installments over three years.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminated ten years from the date of grant.  During the six months ended May 29, 2011, 2,000 shares were issued from treasury stock upon the exercise of such stock options. At May 29, 2011, there were no shares subject to such stock options.

The Company's income before income taxes for the three months ended May 29, 2011 included compensation expense of $996,000, related to stock-based compensation arrangements, compared to $806,000 in 2010.  Tax benefit related to this expense was $388,000 in 2011, compared to $314,000 in 2010. For the six months ended May 29, 2011 and May 30, 2010, compensation expenses related to stock-based compensation arrangements were $1,228,000 and $1,433,000, respectively. Tax benefits related to these expenses were and $479,000 and $559,000, respectively.  There were no capitalized share-based compensation costs for the three and six months ended May 29, 2011 and May 30, 2010, respectively.

The Company recognized a tax deficiency related to stock-based compensation of $836,000 and $689,000 for the six months ended May 29, 2011 and May 30, 2010, respectively.

The following table summarizes the stock option activity in the six months ended May 29, 2011:

Options	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2010	23,052	$43.07
Granted	—	—
Exercised	(2,000)	20.28
Outstanding at May 29, 2011	21,052	45.23	3.41	$563

Options exercisable at May 29, 2011	20,102	42.58	3.26	$563

For the six months ended May 29, 2011, 2,000 option shares were exercised; and no option shares were granted, forfeited or expired. For the six months ended May 30, 2010, 10,500 option shares were exercised; and no option shares were granted, forfeited or expired. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company's Common Stock on the last trading day of the second quarter of 2011 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on such date.  This amount will change based on the fair market value of the Company's Common Stock.

As of May 29, 2011, there was $2,475,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

For the three and six months ended May 29, 2011, 7,200 and 38,900 shares of restricted stock were granted, respectively. The weighted-average, grant-date fair value of such stock was $69.79 and $69.80, respectively. The fair value of restricted stock which vested during the three and six months ended May 29, 2011 was $883,000 and $1,673,000, respectively. For the three and six months ended May 30, 2010, 10,800 and 22,300 shares of restricted stock were granted, respectively.  The weighted-average, grant-date fair value of such stock was $63.31 and $65.67, respectively.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested in the first quarter of 2010.  Additionally, in the second quarter of 2010, the key employee was issued 8,000 shares related to performance stock units granted in 2007. The fair value of vested restricted stock and stock from such 2007 awards, for the three and six months ended May 30, 2010 was $1,146,000 and $3,381,000, respectively. For the six months ended May 29, 2011 and May 30, 2010, 500 and 6,000 shares of restricted stock were forfeited with a fair value of $35,000 and $286,000, respectively.

Net cash proceeds from stock options exercised in the six months ended May 29, 2011 and May 30, 2010 were $41,000 and $306,000, respectively. The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 -	EMPLOYEE BENEFIT PLANS

In the three and six months ended May 29, 2011 and May 30, 2010, net pension and postretirement costs included the following:

Employee Benefit Plans (Three Months Ended May 29, 2011 and May 30, 2010)

	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2011	2010	2011	2010	2011	2010
Service cost	$942	$908	$92	$94	$18	$21
Interest cost	2,841	2,908	568	564	56	52
Expected return on plan assets	(3,098)	(2,844)	(483)	(398)	(6)	(7)
Amortization of unrecognized prior service cost	11	13	50	69	14	5
Curtailment	—	1	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	12	12
Amortization of accumulated loss	2,495	2,685	4	(35)	27	6
Net periodic cost	$3,191	$3,671	$231	$294	$121	$89

Employee Benefit Plans (Six Months Ended May 29, 2011 and May 30, 2010)

	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2011	2010	2011	2010	2011	2010
Service cost	$1,884	$1,816	$184	$188	$36	$42
Interest cost	5,682	5,816	1,136	1,128	112	104
Expected return on plan assets	(6,196)	(5,688)	(966)	(796)	(12)	(14)
Amortization of unrecognized prior service cost	22	26	100	138	28	10
Curtailment	—	2	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	24	24
Amortization of accumulated loss	4,990	5,370	8	(70)	54	12
Net periodic cost	$6,382	$7,342	$462	$588	$242	$178

The Company contributed $3,200,000 to its U.S. pension plan and $262,000 to its non-U.S. pension plans in the first six months of 2011. The Company expects to contribute an additional $8,200,000 to its U.S. pension plan and $1,100,000 to its non-U.S. pension plans during the remainder of 2011.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 15 -	OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows:

(In thousands)	May 29, 2011	November 30, 2010
Accrued pension and postretirement benefits cost	$87,590	$85,423
Taxes payable	12,361	12,361
Compensation and benefits	1,723	2,408
Other	1,074	475
	$102,748	$100,667

NOTE 16 -	PROVISION FOR INCOME TAXES

Income taxes decreased to $371,000 in the second quarter of 2011, from $1,899,000 in the same period of 2010.  Income taxes decreased to a benefit of $810,000 in the first six months of 2011, from a provision of $2,659,000 in the comparable period in 2010. The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $599,000 decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $361,000 decrease in then current taxes payable related to the same issue. The effective tax rate increased to 20% in the first six months of 2011, up from 18% in the first six months of 2010.  The effective tax rates for the first six months of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full fiscal year.

At May 29, 2011, the total amount of gross unrecognized tax benefits, excluding interest, was $11,429,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $5,857,000 would reduce the Company's income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $11,452,000.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain federal, state and foreign statutes of limitations and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $2,830,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $1,150,000 were recorded as a liability in the Company's consolidated balance sheet at May 29, 2011, compared to $1,153,000 as of November 30, 2010.

The Company's federal income tax returns remain subject to examination for the 2007 and forward tax years.  The Company files multiple state income tax returns, including returns for California, Hawaii, Arizona and Texas, with open statutes for all years from 2005.  The Company also files multiple foreign income tax returns and remains subject to examination in certain foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for all years from 2003.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

A fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Level 2 measurements utilize inputs which are observable, either directly or indirectly, but are not based on quoted market prices for identical assets or liabilities.

The fair value methodology and fair value of debt is outlined in Note (9), herein. Assets and/or liabilities measured at fair value on a recurring basis included the following as of May 29, 2011:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$83,892	$—	$—	$83,892
Time deposits	—	72,991	—	72,991
Cash surrender value of insurance policies	—	23,025	—	23,025
Total assets	$83,892	$96,016	$—	$179,908

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$—	$15	$—	$15
Total liabilities	$—	$15	$—	$15

Additional assets and/or liabilities measured at fair value on a recurring basis included the following as of November 30, 2010:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$169,621	$—	$—	$169,621
Time deposits	—	46,050	—	46,050
Cash surrender value of insurance policies	—	27,541	—	27,541
Total assets	$169,621	$73,591	$—	$243,212

	Fair Value Measurements Using			Liabilities At Fair Value
(In thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

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

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company's primary objective with respect to currency risk is to reduce volatility that would otherwise occur due to exchange-rate fluctuations. In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of May 29, 2011, the Company held five foreign currency forward contracts comprised of two foreign currency contracts aggregating in the notional amount of $29,700,000 U.S. dollars, hedging Singapore dollars; one contract in the notional amount of $1,223,000 Singapore dollars, hedging Malaysian Ringgit; and two contracts in the notional amount of $1,003,000 U.S. dollars, hedging Euros. As of November 30, 2010, the Company held four foreign currency forward contracts comprised of two foreign currency contracts aggregating in the notional amount of $11,000,000 U.S. dollars, hedging Singapore dollars; one contract in the notional amount of $1,250,000 Singapore dollars, hedging Malaysian Ringgit; and one contract in the notional amount of $388,000 U.S. dollars, hedging Euros. Such instruments had a combined fair value loss of $16,000 as of May 29, 2011 and November 30, 2010, respectively, based on quotations from financial institutions. Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net on the income statement.

NOTE 18 -	SUBSEQUENT EVENTS

On July 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Oilwell Varco, Inc., a Delaware corporation (“Parent”), and NOV Sub A, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock, par value $2.50 per share, of the Company (“Common Stock”) (other than shares (i) owned by Parent, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Parent (ii) held in the treasury of the Company, (iii) owned by any direct or indirect wholly-owned subsidiary of the Company or (iv) owned by stockholders of the Company who have perfected and not withdrawn a demand for appraisal rights under Delaware law), will be automatically cancelled and converted into the right to receive $85.00 in cash (the “Merger Consideration”) and each option to purchase a share of Common Stock would be converted into the right to receive the Merger Consideration, net of the option exercise price, in each case less applicable withholding taxes and without interest.

The transaction was approved by the Company’s Board of Directors and is subject to customary conditions, including approval of the Merger Agreement and the Merger by the Company’s stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any material adverse effect on the Company’s business and other customary closing conditions. The Company intends to file a proxy statement and other relevant documents concerning the transaction with the SEC. Stockholders of the Company are urged to read the proxy statement and other relevant documents when they become available because they will contain important information about the transaction.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, including cash and cash equivalents and current portion of long-term debt totaled $314.9 million as of May 29, 2011, a decrease of $7.6 million from working capital of $322.5 million as of November 30, 2010.   Cash and cash equivalents totaled $169.5 million as of May 29, 2011, compared to $236.7 million as of November 30, 2010.

In the six months ended May 29, 2011, net cash of $37.6 million was used by operating activities, compared to $4.1 million used in the similar period in 2010.  In the six months ended May 29, 2011, the Company's cash used by operating activities included net loss of $3.3 million, plus non-cash adjustments (depreciation, amortization, loss from asset sales and stock compensation expense) of $15.4 million, reduced by changes in operating assets and liabilities of $49.7 million.  In the six months ended May 30, 2010, the Company's cash used by operating activities included net income of $10.6 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate, gain from asset sales and stock compensation expense) of $15.4 million, reduced by changes in operating assets and liabilities of $30.1 million.  The difference in net cash used by operating activities between 2011 and 2010 was primarily due to higher earnings in 2010 and the payment in 2011 of income taxes, totaling $18.0 million, associated with the gain on the sale of the Company's investment in TAMCO in the fourth quarter of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in investing activities totaled $13.8 million in the six months ended May 29, 2011, compared to $15.1 million used in the similar period in 2010.  Net cash used in investing activities during the first six months of 2011 primarily consisted of capital expenditures of $13.9 million, compared to $16.8 million in the same period of 2010.  In addition to normal replacements and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Brazil in 2011 and 2010 and in Texas in 2010.  Normal replacement expenditures are approximately equal to depreciation.  During the year ending November 30, 2011, the Company anticipates spending between $40 and $50 million on capital expenditures.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings. During the first six months of 2010, the Company received $1.5 million in loan payments from TAMCO, a former affiliate of the Company.

Net cash used in financing activities totaled $20.7 million during the six months ended May 29, 2011 and $5.2 million in the similar period in 2010. Net cash used in 2011 consisted of purchases of treasury stock of $15.3 million (related to the previously-announced, open-market stock repurchase program and the payment of taxes associated with the vesting of restricted shares) and payment of Common Stock dividends of $5.5 million.  Net cash used in financing activities in 2010 consisted of payment of Common Stock dividends of $5.6 million and treasury stock purchases of $1.1 million, related to the payment of taxes associated with the vesting of restricted shares, partially offset by net issuance of debt of $1.2 million and the issuance of Common Stock related to exercised stock options.

The Company maintains a $100.0 million revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled. At May 29, 2011, $82.8 million was available under the Revolver.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $122.7 million as of May 29, 2011.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.50 times.  At May 29, 2011, the Company maintained a consolidated leverage ratio of .87 times EBITDA.  Lending agreements require the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At May 29, 2011, qualifying tangible assets equaled 5.80 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less certain cash taxes must be at least a minimum amount times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  The minimum fixed charge coverage ratio is 1.10 only through August 28, 2011, 1.35 only for the year ended November 30, 2011 and 1.50 thereafter. At May 29, 2011, the Company maintained such a fixed charge coverage ratio of 1.24 times.  Under the most restrictive provisions of the Company's lending agreements, $3.2 million of retained earnings were not restricted at May 29, 2011, as to the declaration of cash dividends or the repurchase of Company stock.  In addition, the Company has consents from its lenders allowing the Company to purchase up to $34.9 million of the Company's Common Stock as of May 29, 2011. At May 29, 2011, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at May 29, 2011 totaled $169.5 million, a decrease of $67.3 million from November 30, 2010.  At May 29, 2011, the Company had total debt outstanding of $32.2 million, compared to $31.1 million at November 30, 2010, and $111.9 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2011 were $33.2 million and $32.3 million, respectively.

Cash balances are held throughout the world, including $83.1 million held outside of the U.S. at May 29, 2011.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $3.2 million to its U.S. pension plan and $.3 million to its non-U.S. pension plans in the first six months of 2011.  The Company expects to contribute an additional $8.2 million to its U.S. pension plan and $1.1 million to its non-U.S. pension plans during the remainder of 2011.

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

The Company's contractual obligations and commercial commitments at May 29, 2011 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$32,204	$8,252	$8,252	$—	$15,700

Interest payments on debt (a)	1,270	388	575	75	232

Operating leases	31,850	4,285	3,817	2,623	21,125

Pension funding	9,300	9,300	—	—	—

Uncertain tax positions	206	206	—	—	—

Total contractual obligations (b)	$74,830	$22,431	$12,644	$2,698	$37,057

	Commitments Expiring Per Period
Contractual Commitments	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Standby letters of credit (c)	$1,145	$1,145	$—	$—	$—

Total commercial commitments (b)	$1,145	$1,145	$—	$—	$—

(a)	Future interest payments related to debt obligations, excluding the Revolver.

(b)	The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.

(c)
Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver.

RESULTS OF OPERATIONS: 2011 COMPARED WITH 2010

General

Net income totaled $1.0 million, or $.11 per diluted share, on sales of $134.7 million in the three months ended May 29, 2011, compared to $9.5 million, or $1.03 per diluted share, on sales of $136.5 million in the second quarter of 2010.  Increased sales by the Fiberglass-Composite Pipe Group were offset by lower sales from the Water Transmission and Infrastructure Products Groups.  Margins continued to be under pressure, with each Group less profitable than in the second quarter of 2010. Demand remained sluggish across most of the Company's construction-related markets.

In the six months ended May 29, 2011, the Company lost $3.3 million, or $.37 per diluted share, on sales of $244.5 million, compared to earning net income of $10.6 million, or $1.15 per diluted share, on sales of $245.6 million in the six months ended May 30, 2010. The sales trends of the second quarter were consistent with the first half, with higher Fiberglass-Composite Pipe Group sales reduced by the other two Groups. First-half profits were also lower for each Group due primarily to lower margins in 2011, compared to 2010.

The current market conditions continue to make forecasting challenging. The recovery in construction markets that was the basis of

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

the Company's prior-period expectations is not occurring as quickly as anticipated. The Company's construction related businesses, Water Transmission Group and Infrastructure Products Group, are currently forecasted to fall short of original expectations. Additionally, project delays and unforeseen events are expected to limit the ability of the Fiberglass-Composite Pipe Group to offset the decline of the other two groups.

Sales

Total 2011 sales decreased $1.8 million, or 1.3%, in the second quarter and $1.0 million, or .4%, in the first six months, compared to the same periods in 2010. Increased Fiberglass-Composite Pipe Group sales were offset by reduced sales of the other two Groups in the quarter and the first half of 2011.

Fiberglass-Composite Pipe's sales increased $2.3 million, or 3.5%, in the second quarter of 2011, and $5.6 million, or 4.7%, in the first six months of 2011, compared to the similar periods in 2010.  Sales from operations in the U.S. increased $.3 million and $7.9 million in the three and six months ended May 29, 2011, respectively, as onshore oilfield sales continued to grow significantly while industrial sales were slightly lower compared to strong prior-year results.  Sales from Asian operations decreased $.9 million and $6.2 million in the second quarter and first six months of 2011, respectively.  Asian sales into the marine and offshore market were lower, partially offset by increased sales into industrial markets and favorable exchange rates. Sales from European operations increased $5.2 million and $7.4 million in the second quarter and first six months of 2011. Strong shipments into the industrial and oilfield markets of Turkey, Eastern Europe and Russia drove the European sales increase.  Sales from Brazilian operations decreased $2.4 million and $3.5 million in the second quarter and first six months of 2011, respectively, due to slower-than-expected acceptance of products from the Company's new Brazilian factories.  The onshore oilfield market remains strong, and sales into the marine and offshore markets are expected to increase later in 2011. However, the unrest in the Middle East and Libya could temper near-term results. Looking forward, the Fiberglass-Composite Pipe Group continues to see strong demand primarily due to energy-related projects.

The Water Transmission Group's sales decreased $3.3 million, or 7.9%, in the second quarter, and $3.1 million, or 4.6%, in the first six months of 2011, compared to similar periods in 2010. Pipe sales in California were higher than in the first quarter of 2011, but sales were weaker than in the prior year. Activity remained steady in the Southwest with work continuing on a large project in Texas. The water pipe business continues to experience soft market demand as projects have been delayed by the economy, municipal budgets and availability of financing. Wind tower sales were $13.2 million in the second quarter and $18.5 million in the first half of 2011, compared to $12.2 million and $19.3 million, respectively, in 2010. No new orders for wind towers were booked in the second quarter, and the order backlog at May 29, 2011 was $19.8 million. The Company continues to monitor a number of major wind tower and pipe opportunities; however, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.

Infrastructure Products' sales decreased $.8 million, or 2.7%, in the second quarter, and $3.5 million, or 5.9%, in the first six months of 2011, compared to the similar periods in 2010.  Second-quarter sales of the Company's Hawaii Division were up slightly, but down 2.7% for the first six months in 2011. A slight improvement on Oahu was offset by continued weakness on Maui. Military and governmental construction remained steady. Activity in the Pole Products Division remained weak in the second quarter and in the first six months of 2011. The decline in U.S. housing markets and reduced demand for concrete lighting poles for new construction and steel traffic poles continues to negatively impact the Pole Products Division. The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of spending on poles throughout 2011.

Gross Profit

Gross profit in the second quarter of 2011 was $25.5 million, or 18.9% of sales, compared to $35.3 million, or 25.9% of sales, in the second quarter of 2010.  Year-to-date gross profit in 2011 was $45.8 million, or 18.7% of sales, compared to $64.8 million, or 26.4% of sales, in 2010.  Gross profit decreased $9.9 million in the second quarter and $19.0 million in the first six months of 2011 due to lower margin projects, higher raw material costs, and inefficient plant utilization caused by low levels of production at various plants. The gross profit margins declined in both the quarter and the first half as gross profits declined on relatively similar sales levels in 2011 and 2010. Gross profits and margins are expected to remain lower for the balance of 2011, compared to 2010. Improvement is unlikely until demand increases in a number of the Company's markets.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Fiberglass-Composite Pipe Group's gross profit decreased $5.2 million and $9.5 million in the second quarter and in the first six months of 2011, respectively, compared to the similar periods in 2010. The decrease in gross profit was due to higher raw material costs, lower-margin projects, start up costs in Brazil and plant inefficiencies due to ramping up onshore oilfield production, partially offset by the profit on increased sales. Profit margins were 30.2% in the second quarter and 30.6% in the first six months of 2011, compared to 39.4% in the second quarter and 40.0% in the first six months of 2010.

Water Transmission Group's gross profit decreased $2.5 million in the second quarter and $6.2 million in the first six months of 2011, compared to the similar periods in 2010.  Profit margins were 5.3% in the second quarter and 1.6% in the first six months of 2011, compared to 11.1% in the second quarter and 10.7% in the first six months of 2010.  Pipe operations reported a gross profit of $2.7 million in the second quarter and $3.9 million in the first six months of 2011. Lower margin projects and plant inefficiencies due to low volumes contributed to the weak profit margins in the pipe business. Wind towers reported a negative margin of $.7 million in the second quarter and $2.8 million in the first six months of 2011. The negative margins were due to thin margins on orders due to weak demand. As a result of the depressed market for wind towers, Management performed an impairment analysis at the end of the third quarter of 2010 of certain assets used to manufacture wind towers, which totaled $55.1 million at the time of the assessment. Based on internal and third party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceeded the carrying value of the related long-lived assets. The impairment analysis assumed that sales related to the assets used to produce wind towers would increase to approximately $42 million in 2011, to over $60 million in 2012 and up to over $100 million in subsequent years. However, if market conditions do not improve as expected, a potential impairment of the Company's long-lived assets used for the production of wind towers could occur. No events or circumstances occurred since August 29, 2010 that indicate that the carrying amounts of these assets may not be recoverable. The current 2011 forecast related to the assets used to produce wind towers, both sales and cash flows, exceeds the assumptions included in the impairment assessment.

Gross profit in the Infrastructure Products Group decreased $1.8 million in the second quarter and $3.3 million in the first six months of 2011, compared to the similar periods in 2010.  Profit margins were 12.2% in the second quarter and 11.9% in the first six months of 2011, compared to 17.7% in the second quarter and 16.8% in the first six months of 2010.  Higher operating cost, lower plant utilization and ongoing pricing pressures contributed to the reduction in profits and margins.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses totaled $27.8 million, or 20.7% of sales, in the second quarter of 2011, compared to $24.1 million, or 17.7% of sales, in the second quarter of 2010.  In the six months ended May 29, 2011, SG&A expenses totaled $53.6 million, or 21.9% of sales, compared to $51.4 million, or 20.9% of sales, in the same period in 2010.  The $3.7 million increase in the second quarter was due to higher legal expenses of $2.7 million, higher stock compensation expense of $.2 million, unfavorable foreign exchange impact of $.6 million and higher other expenses of $2.0 million, partially offset by lower incentive accrual of $1.3 million and lower pension expense of $.5 million. The $2.2 million increase in the first half of 2011 was due to higher legal fees of $3.7 million, unfavorable foreign exchange of $.8 million and higher other expenses of $1.7 million, partially offset by lower incentive accrual of $2.2 million, lower pension expense of $1.0 million and lower severance expense of $.8 million.

Other Income, Net

Other income totaled $4.0 million in the second quarter of 2011, an increase of $3.0 million from the second quarter of 2010.  Other income was $4.2 million in the six months ended May 29, 2011, an increase of $2.7 million from the first half of 2010.  The increases in the second quarter and the first six months were due to a $2.8 million dividend payment from the Company's fiberglass pipe affiliate in Saudi Arabia. The balance of the increases in both the second quarter and the first six months were due to scrap sales and other miscellaneous income.

Interest Expense, Net

Net interest expense was $.3 million in the second quarter of 2011, compared to $.3 million in the second quarter of 2010.  Net interest expense was $.6 million in the six months ended May 29, 2011, compared to $.4 million in the similar period of 2010.  The increase in the first six months of 2011 was primarily due to the decrease in interest income due to lower market rates.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Benefit/(Provision) for Income Taxes

Income taxes decreased to $.4 million in the second quarter of 2011, from $1.9 million in the same period of 2010.   Income taxes decreased to a benefit of $.8 million in the first six months of 2011, from a provision of $2.7 million in 2010. The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $.6 million decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $.4 million decrease in then current taxes payable related to the same issue. These decreases represented a correction of an amount recorded in the fourth quarter of 2009. The effective tax rate increased to 20.0% in the first six months of 2011, up from 18.0% in the first six months of 2010.  The effective tax rates for the first six months of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full year.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consisted of the Company's share of the net loss of TAMCO, totaled $.4 million in the second quarter of 2010 and $1.2 million for the first six months of 2010.  Equity in loss of TAMCO was taxed at an effective rate of 7.8% in 2010 reflecting the dividend exclusion provided to the Company under tax laws. The Company sold its investment in TAMCO on October 21, 2010 and extinguished all outstanding debt owed by TAMCO to the Company under a shareholder loan.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of May 29, 2011 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed under Item 1A, Risk Factors, in the Company’s 2010 Annual Report on Form 10-K, and Quarterly Report on Form 10-Q for the period ending February 27, 2011.

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

ITEM 1A - RISK FACTORS

The risk factors included in the Company's 2010 Annual Report and the Quarterly Report on Form 10-Q for the period ended February 27, 2011 are expanded to include the following risk factor:

p) The pending acquisition by National Oilwell Varco may cause disruptions and may not be consummated. On July 1, 2011, the Company entered into a definitive merger agreement with National Oilwell Varco, Inc., a Delaware corporation (“NOV”), and NOV Sub A, Inc., a Delaware corporation and wholly-owned subsidiary of NOV (“Merger Sub”). The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of NOV. At the effective time of the merger, each outstanding share of Common Stock, par value $2.50 per share, of the Company (“Common Stock”) will be automatically cancelled and converted into the right to receive $85.00 in cash, and each option to purchase a share of Common Stock will be converted into the right to receive $85.00 in cash, net of the option exercise price, in each case less applicable withholding taxes and without interest.

The proposed merger, whether or not consummated, may result in a diversion of Management's attention from day-to-day operations, a loss of key personnel and a disruption of the Company's operations. The proposed merger may also affect relationships with third parties, including customers and suppliers. The merger agreement imposes customary restrictions on the conduct of business outside of the ordinary course prior to the closing of the transactions contemplated by the merger agreement or the termination of the merger agreement, which may also adversely affect the ability to manage operations effectively in light of changes in economic or market conditions or to execute the Company's business strategy. Further, the Company's ability to attract new employees and retain existing employees may be harmed by uncertainties associated with the merger, and substantial costs may be incurred to recruit replacement personnel. Additionally, litigation is common in connection with acquisitions of publicly-traded companies. As a result, the Company's directors or officers may become parties to lawsuits relating to the proposed merger which, even if these suits are without merit, could be time consuming, expensive and divert the attention of Management away from the operation of the business. The foregoing risk factors could materially and adversely affect the Company's results of operations, financial condition and prospects.

Consummation of the merger is subject to customary closing conditions, including approval of the merger agreement and the merger by the Company's stockholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the absence of any material adverse effect on the Company's business. The expiration or termination of applicable waiting periods under the HSR Act could be delayed and, in turn, could delay the consummation of the merger, if additional information and documentation is requested by the applicable governmental agency. The merger agreement contains certain termination rights of NOV and the Company and provides that, upon the termination of the merger agreement under specified circumstances, the Company would be required to pay NOV a termination fee of $20 million and up to $2.5 million of expense reimbursements. If the Company is required to pay such fees pursuant to the merger agreement, the Company's results of operations and financial position could be materially and adversely affected.

The Company cannot predict whether or when the merger will be completed. Any delay in the consummation of the merger could exacerbate the impact of the risks associated with the proposed transactions. The Company has incurred, and is expected to continue to incur, certain transaction costs whether or not the merger is completed. If the merger is not completed or is delayed for any reason, the market price of the Common Stock may decline. Additional information regarding the merger will be included in the proxy materials that the Company files with the SEC with respect to the proposed merger.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of lending agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs
2/28/11 thru 3/27/11	—	—	—	—
3/28/11 thru 5/1/11	74,000	$67.48	74,000	$34,900,000
5/2/11 thru 5/29/11	—	—	—	—

-	Does not include shares which may be repurchased to pay taxes applicable to the vesting of restricted stock.
-
On October 22, 2010, the Company announced that its Board of Directors approved the purchase of up to $50.0 million of the Company's Common Stock beginning in 2011. The stock repurchase program is suspended pending the completion or termination of the proposed acquisition of the Company by NOV, described in Item 1A, herein.

ITEM 5 - OTHER INFORMATION

The following is provided per the requirements of the Dodd-Frank Act, Section 1503:

The Company operates two mines that are subject to the Federal Mine Safety and Health Act of 1977 (the “FMSHA”), which is administered by the Mine Safety and Health Administration (“MSHA”).  During the quarter ended May 29, 2011, the Company's Kapaa Quarry & Mill mine, on Oahu, Hawaii, was issued three reportable citations under Section 104 of the FMSHA. The MSHA proposed an assessment of a total of $2,680 on two of the citations but has not yet proposed assessments on the other one.  During the quarter ended May 29, 2011, the Company's Puunene Camp 10 Quarry, on Maui, Hawaii, was issued one citation under Section 104 of the FMSHA. The MSHA proposed an assessment of $492 on this citation.  The Company believes that all conditions for which citations were received have been abated.  The Company had no mine-related fatalities in the quarter ended May 29, 2011.  During the quarter ended May 29, 2011, no citations issued in prior periods or in the quarter were closed. As of May 29, 2011, all but one citation referenced above will be contested by the Company.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Agreement and Plan of Merger, dated as of July 1, 2011, by and among Ameron International Corporation, National Oilwell Varco, Inc., and NOV Sub A, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed July 5, 2011).

10.1	Amendment to letter agreement between the Company and James R. McLaughlin (incorporated by reference to Exhibit 99.1 to the Company's Current Report on 8-K filed May 26, 2011).*
10.2
Third Amendment to Amended and Restated Employment Agreement, dated as of July 1, 2011, by and between Ameron International Corporation and James S. Marlen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 5, 2011).*

31.1	Section 302 Certification of Chief Executive Officer **
31.2	Section 302 Certification of Chief Financial Officer **
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer **
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 29, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

*	Compensatory plan or arrangement
**	Filed herewith

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Gary Wagner, Senior Vice President-Chief Financial Officer & Treasurer

Date: July 8, 2011