Form 10-Q
period 2011-08-28
AMERON INTERNATIONAL CORP
filed 2011-10-04
CIK 790730

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2011
OR
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

The number of outstanding shares of Common Stock, $2.50 par value, was 9,069,126 on September 19, 2011.  No other class of Common Stock exists.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

FORM 10-Q
For the Quarter Ended August 28, 2011

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Sales	$146,468	$134,199	$391,013	$379,761
Cost of sales	(117,502)	(101,553)	(316,223)	(282,338)
Gross profit	28,966	32,646	74,790	97,423

Selling, general and administrative expenses	(28,107)	(24,116)	(81,713)	(75,516)
Other income, net	1,631	2,132	5,882	3,643
Income/(loss) before interest, income taxes and equity in loss of affiliate	2,490	10,662	(1,041)	25,550
Interest expense, net	(236)	(243)	(854)	(655)
Income/(loss) before income taxes and equity in loss of affiliate	2,254	10,419	(1,895)	24,895
Benefit/(provision) for income taxes	1,743	(1,349)	2,553	(4,008)
Income before equity in loss of affiliate	3,997	9,070	658	20,887
Equity in loss of affiliate, net of taxes	—	(168)	—	(1,353)
Net income	$3,997	$8,902	$658	$19,534

Net income per share allocated to Common Stock (see Note 7)
Basic	$.44	$.96	$.07	$2.11

Diluted	$.44	$.96	$.07	$2.11

Weighted-average shares (basic)	9,025,077	9,218,180	9,093,563	9,200,511
Weighted-average shares (diluted)	9,042,321	9,229,722	9,107,130	9,215,993

Cash dividends per share	$.30	$.30	$.90	$.90

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - ASSETS (UNAUDITED)

(Dollars in thousands)	August 28, 2011	November 30, 2010
ASSETS

Current assets
Cash and cash equivalents	$180,291	$236,737
Receivables, less allowances of $4,263 in 2011 and $3,848 in 2010	143,547	129,855
Inventories	73,732	69,381
Deferred income taxes	23,485	22,441
Prepaid expenses and other current assets	18,089	10,862

Total current assets	439,144	469,276

Investment in affiliate	3,784	3,784

Property, plant and equipment
Land	49,137	46,132
Buildings	104,871	103,438
Machinery and equipment	393,257	371,153
Construction in progress	39,709	31,048

Total property, plant and equipment at cost	586,974	551,771
Accumulated depreciation	(334,614)	(307,573)

Total property, plant and equipment, net	252,360	244,198
Deferred income taxes	11,289	11,289
Goodwill and intangible assets, net of accumulated amortization of $1,330 in 2011 and $1,293 in 2010	2,033	2,061
Other assets	40,582	50,961

Total assets	$749,192	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - LIABILITIES AND STOCKHOLDERS' EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)	August 28, 2011	November 30, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current portion of long-term debt and short-term debt	$8,592	$7,724
Trade payables	53,348	49,881
Accrued liabilities	65,088	64,533
Income taxes payable	574	24,682

Total current liabilities	127,602	146,820

Long-term debt, less current portion	24,171	23,424
Deferred income taxes	2,878	2,691
Other long-term liabilities	95,505	100,667

Total liabilities	250,156	273,602

Commitments and contingencies

Stockholders' equity
Common Stock, par value $2.50 per share, authorized 24,000,000 shares, outstanding 9,069,126 shares in 2011 and 9,249,105 shares in 2010	30,145	30,047
Additional paid-in capital	61,636	60,986
Retained earnings	500,066	507,625
Accumulated other comprehensive loss	(20,364)	(33,663)
Treasury stock (2,989,016 shares in 2011 and 2,769,637 shares in 2010)	(72,447)	(57,028)

Total stockholders' equity	499,036	507,967

Total liabilities and stockholders' equity	$749,192	$781,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars In thousands)	August 28, 2011	August 29, 2010
OPERATING ACTIVITIES
Net income	$658	$19,534
Adjustments to reconcile net income to net cash (used)/provided by operating activities:
Depreciation	21,314	19,401
Amortization	29	25
Loss from affiliate	—	1,467
Loss from sale of property, plant and equipment	403	90
Stock compensation expense	1,552	1,719
Non-cash write-down of asset held for sale	114	—
Changes in operating assets and liabilities:
Receivables, net	(10,449)	256
Inventories	(543)	(1,032)
Prepaid expenses and other current assets	(6,954)	232
Other assets	10,310	(81)
Trade payables	1,307	(1,012)
Accrued liabilities and income taxes payable	(25,450)	(6,197)
Other long-term liabilities and deferred income taxes	(7,326)	(4,924)
Net cash (used)/provided by operating activities	(15,035)	29,478

INVESTING ACTIVITIES
Proceeds from sale of property, plant and equipment	309	289
Additions to property, plant and equipment	(25,104)	(25,372)
Loan to affiliate, net	—	3,500
Net cash used in investing activities	(24,795)	(21,583)

FINANCING ACTIVITIES
Issuance of debt	119	222
Repayment of debt	—	(518)
Dividends on Common Stock	(8,195)	(8,331)
Issuance of Common Stock	41	332
Purchase of treasury stock	(15,426)	(1,081)
Net cash used in financing activities	(23,461)	(9,376)

Effect of exchange rate changes on cash and cash equivalents	6,845	313
Net change in cash and cash equivalents	(56,446)	(1,168)
Cash and cash equivalents at beginning of period	236,737	181,114

Cash and cash equivalents at end of period	$180,291	$179,946

 The accompanying notes are an integral part of these consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -	BASIS OF PRESENTATION

Consolidated financial statements for the interim periods included herein are unaudited; however, such financial statements contain all adjustments, including normal recurring accruals, which, in the opinion of Management, are necessary for the fair statement of the consolidated financial position of Ameron International Corporation and all subsidiaries (the "Company" or "Ameron" or the "Registrant") as of August 28, 2011, and consolidated results of operations for the three and nine months ended August 28, 2011 and cash flows for the nine months ended August 28, 2011.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.  Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

For accounting consistency, the quarter typically ends on the Sunday closest to the end of the relevant calendar month.  The Company’s fiscal year ends on November 30, regardless of the day of the week.  Each quarter consists of approximately 13 weeks, but the number of days per quarter can vary from period to period.  The quarters ended August 28, 2011 and August 29, 2010 each consisted of 91 days. The nine months ended August 28, 2011 and August 29, 2010 consisted of 271 and 272 days, respectively.

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

On July 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Oilwell Varco, Inc. ("Parent" or "NOV"), and NOV Sub A, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth in the Merger Agreement, the Company will become a wholly-owned subsidiary of National Oilwell Varco, Inc. at closing. Refer to Note 18 - Merger Agreement with National Oilwell Varco, Inc. for further details.

NOTE 2 -	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") required new disclosures about fair value of financial instruments for interim and annual reporting periods.  These new disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements of Level 3 financial instruments, which are effective for interim and annual reporting periods in fiscal years beginning after December 15, 2010.  Except for the Level 3 financial instruments disclosures, the Company adopted the guidance December 1, 2010. Adoption did not have a material effect on the Company's consolidated financial statements. The Company is scheduled to adopt the Level 3 financial instruments guidance beginning December 1, 2011, and adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

In May 2011, the FASB issued amendments on the presentation of other comprehensive income to (1) eliminate the current option to present the components of other comprehensive income in the statement of changes in equity, and (2) to require presentation of net income and other comprehensive income either in a continuous statement or in two separate but consecutive statements. The amendments do not alter any current recognition or measurement requirements with respect to items of other comprehensive income. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit's fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The amendments are effective for fiscal years and interim periods within such years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material effect on the Company's consolidated financial statements.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 3 -	RECEIVABLES

The Company's receivables consisted of the following:

(In thousands)	August 28, 2011	November 30, 2010
Trade	$130,627	$119,954
Affiliates	1,507	1,231
Other	15,676	12,518
Allowances	(4,263)	(3,848)
	$143,547	$129,855

Trade receivables included unbilled receivables related to percentage-of-completion revenue recognition of $21,651,000 and $25,054,000 at August 28, 2011 and November 30, 2010, respectively.

NOTE 4 -	INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories consisted of the following:

(In thousands)	August 28, 2011	November 30, 2010
Finished products	$36,517	$35,332
Materials and supplies	29,435	25,053
Products in process	7,780	8,996
	$73,732	$69,381

NOTE 5 -	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental cash flow information included the following:

	Nine Months Ended
(In thousands)	August 28, 2011	August 29, 2010
Interest paid	$402	$618
Income taxes paid, net	23,070	3,423

NOTE 6 -	AFFILIATES

Investments in Ameron Saudi Arabia, Ltd. ("ASAL") and Bondstrand, Ltd. ("BL") are accounted for under the cost method due to Management's current assessment of the Company's influence over these affiliates. Earnings related to dividends from ASAL and BL, if any, are included in other income, net. The Company received dividends of $2,765,000 from affiliates in the first nine months of 2011, and $1,899,000 were received in the first nine months of 2010.

In the fourth quarter of 2010, the Company completed the sale of its 50% ownership interest in TAMCO. In the three and nine months ended August 29, 2010, the Company recorded equity in loss of TAMCO, net of taxes, of $168,000 and $1,353,000, respectively.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 7 -	NET INCOME PER SHARE

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

Basic shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding during the periods presented. Diluted shares are computed on the basis of the weighted-average number of shares of Common Stock outstanding plus the effect of outstanding stock options and restricted stock using the treasury stock method.  For both the quarter and nine months ended August 28, 2011, 3,802 shares, related to stock options and restricted stock, are excluded from the below calculation, as inclusion would be anti-dilutive. For the quarter and nine months ended August 29, 2010, respectively, 22,886 and 19,286 shares, related to stock options and restricted stock, are excluded from the below calculation, as inclusion would be anti-dilutive.

Following is a reconciliation of net income allocated to Common Stock, using the two-class method, and the weighted-average number of shares used in the computation of basic and diluted net income per share allocated to Common Stock:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Numerator for basic income per share:
Net income	$3,997	$8,902	$658	$19,534
Less: income allocated to participating securities	(13)	(42)	(25)	(93)
Net income allocated to Common Stock	$3,984	$8,860	$633	$19,441

Denominator for basic income per share:
Weighted-average shares outstanding, basic	9,025,077	9,218,180	9,093,563	9,200,511

Basic net income per share allocated to Common Stock	$.44	$.96	$.07	$2.11

Numerator for diluted income per share:
Net income	$3,997	$8,902	$658	$19,534
Less: income allocated to participating securities	(15)	(39)	(25)	(85)
Net income allocated to Common Stock	$3,982	$8,863	$633	$19,449

Denominator for diluted income per share:
Weighted-average shares outstanding, basic	9,025,077	9,218,180	9,093,563	9,200,511
Dilutive effect of stock options and restricted stock	17,244	11,542	13,567	15,482
Weighted-average shares outstanding, diluted	9,042,321	9,229,722	9,107,130	9,215,993

Diluted net income per share allocated to Common Stock	$.44	$.96	$.07	$2.11

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 8 -	COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Net income	$3,997	$8,902	$658	$19,534
Foreign currency translation adjustment	1,824	6,685	13,299	72
Comprehensive income	$5,821	$15,587	$13,957	$19,606

NOTE 9 -	DEBT

Domestically, as of August 28, 2011, the Company maintained a $100,000,000 revolving credit facility with six banks (the “Revolver”).  At August 28, 2011, $17,052,000 of the Revolver was utilized for standby letters of credit; therefore, $82,948,000 was available. Under the Revolver, the Company may, at its option, borrow at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75% based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 28, 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled.

Foreign subsidiaries also maintain short-term, unsecured revolving credit facilities with banks. Foreign subsidiaries may borrow in various currencies, at interest rates based upon specified margins over money market rates. Existing foreign credit facilities permit borrowings up to $34,771,000. At August 28, 2011, $121,000 was borrowed under these facilities.

The Company's long-term debt consisted of the following:

(In thousands)	August 28, 2011	November 30, 2010
Fixed-rate notes, at 4.25%, payable in Singapore dollars, in annual principal installments of $8,471	$16,942	$15,448
Variable-rate industrial development bonds:
Payable in 2016 (.40% at August 28, 2011)	7,200	7,200
Payable in 2021 (.40% at August 28, 2011)	8,500	8,500
	32,642	31,148
Less current portion	(8,471)	(7,724)
	$24,171	$23,424

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375,500,000 plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008. The Company's consolidated net worth exceeded the covenant amount by $123,982,000 as of August 28, 2011. The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.0 times. At August 28, 2011, the Company maintained a consolidated leverage ratio of 1.12 times EBITDA. Lending agreements require that the Company maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness. At August 28, 2011, qualifying tangible assets equaled 5.78 times funded indebtedness. Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less certain cash taxes must be at least a minimum amount times the sum of interest expense, rental expense, dividends and scheduled funded debt payments. The minimum fixed charge coverage ratio is 1.10 only through August 28, 2011, 1.35 only for the year ended November 30, 2011 and 1.50 thereafter. At August 28, 2011, the Company maintained such a fixed charge coverage ratio of .91 times. The Merger Agreement prohibits the repurchase of Company Stock or the declaration of dividends in excess of $.30 per share of Common Stock per quarter. Under the provisions of the Company's lending agreements, sufficient retained earnings were not restricted, at August 28, 2011, to permit the Company to declare the maximum dividends permitted under the Merger Agreement. On September 30, 2011, the Company and its lenders entered into a consent and amendment to the Revolver (the "Tenth Amendment") to waive the minimum fixed charge coverage requirement through November 30, 2011. The Tenth Amendment also permanently reduced the maximum consolidated leverage ratio from 2.5 to 2.0 times EBITDA. With the Tenth Amendment, at August 28, 2011, the Company was in compliance with all financial covenants.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Revolver and the 4.25% term notes are collateralized by substantially all of the Company's assets. The industrial development bonds are supported by standby letters of credit that are issued under the Revolver. The Revolver expires August 28, 2012, at which time all letters of credit issued under the Revolver must be cancelled. After the expiration of the Revolver, substitute letters of credit or cash collateral may be required to support the industrial development bonds. The interest rate on the industrial development bonds is based on the Securities Industry and Financial Markets Association (“SIFMA”) index plus a spread of approximately .20%. Certain note agreements contain provisions regarding the Company's ability to grant security interests or liens in association with other debt instruments. If the Company grants such a security interest or lien, then such notes will be collateralized equally and ratably as long as such other debt shall be collateralized.

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

(In thousands)	Carrying Amount	Fair Value
August 28, 2011
Fixed-rate, long-term debt	$16,942	$17,438
Variable-rate, long-term debt	15,700	15,700

November 30, 2010
Fixed-rate, long-term debt	$15,448	$16,445
Variable-rate, long-term debt	15,700	15,700

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

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Following is information related to each reportable segment included in, and in a manner consistent with, internal management reports:

	Three Months Ended		Nine Months Ended
(In thousands)	August 28, 2011	August 29, 2010	August 28, 2011	August 29, 2010
Sales
Fiberglass-Composite Pipe	$71,303	$60,128	$196,045	$179,302
Water Transmission	41,409	41,432	105,423	108,532
Infrastructure Products	33,757	32,615	89,550	91,933
Eliminations	(1)	24	(5)	(6)
Total Sales	$146,468	$134,199	$391,013	$379,761

Income/(Loss) Before Interest, Income Taxes and Equity in Loss of Affiliate
Fiberglass-Composite Pipe	$11,777	$14,784	$35,841	$46,614
Water Transmission	(3,160)	2,121	(11,136)	491
Infrastructure Products	4,160	3,436	4,944	7,020
Corporate and unallocated	(10,287)	(9,679)	(30,690)	(28,575)
Total Income/(Loss) Before Interest, Income Taxes and Equity in Loss of Affiliate	$2,490	$10,662	$(1,041)	$25,550

(In thousands)	August 28, 2011	November 30, 2010
Assets
Fiberglass-Composite Pipe	$312,918	$335,135
Water Transmission	191,902	182,576
Infrastructure Products	102,464	92,729
Corporate and unallocated	292,969	343,070
Eliminations	(151,061)	(171,941)
Total Assets	$749,192	$781,569

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

In 2004, Sable Offshore Energy Inc. ("Sable"), as agent for certain owners of the Sable Offshore Energy Project ("Project"), brought an action against various coatings suppliers and application contractors, including the Company and its subsidiary, Ameron B.V., in the Supreme Court of Nova Scotia, Canada.  Sable seeks damages allegedly sustained by it resulting from performance problems with several coating systems used on the Project, including coatings products furnished by the Company and Ameron B.V.  All of the co-defendants, other than the Company, Ameron B.V. and an unaffiliated licensee of the Company, have since settled. Sable's originating notice and statement of claim alleged a claim for damages in an unspecified amount. Sable later alleged that its contractual claim for damages based upon a total coatings replacement for the Project was approximately 440,000,000 Canadian dollars. Subsequently, however, Sable sent the Company an alternate claim for a total of 135,500,000 Canadian dollars, which utilized a different method for calculating damages based on the costs allegedly involved in a more limited repair program. The more limited program is purportedly designed only to replace that amount of coating that plaintiffs claim is necessary to maintain the structural integrity of the Project through its anticipated final abandonment date. The Company contests any claim amount and is vigorously defending itself on the merits in this action.  This matter is in discovery, and no trial date has yet been established.   Based upon the information available at this time, the Company is not able to estimate the possible range of loss with respect to this case.

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

The Company is a defendant in a number of asbestos-related personal injury lawsuits.  These cases generally seek unspecified damages for asbestos-related diseases based on alleged exposure to products previously manufactured by the Company and others.  As of August 28, 2011, the Company was a defendant in 21 asbestos-related cases, compared to 20 cases as of May 29, 2011.  During the quarter ended August 28, 2011, there were six new asbestos-related cases, five dismissed cases, no settled cases and no judgments; expenses totaled $25,000, and there were no recoveries. The Company incurred expenses from asbestos-related lawsuits of $13,000 during the quarter ended August 29, 2010, and there were no recoveries. During the nine months ended August 28, 2011, the Company incurred expenses of $540,000; and there were no recoveries. The Company incurred expenses of $77,000 and recovered $28,000 in the nine months ended August 29, 2010. Based upon the information available to it at this time, the Company is not able to estimate the possible range of loss with respect to these cases.

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

Following the announcement that the Company entered into a merger agreement with NOV in July 2011, three purported class action lawsuits were filed by stockholders on behalf of themselves and all similarly situated stockholders, in the Court of Chancery of the State of Delaware and the Superior Court of the State of California, County of Los Angeles, against the Company, the members of the Company's board of directors, and NOV challenging the proposed merger. The lawsuits assert claims for breach of fiduciary duty against the directors and aiding and abetting breach of fiduciary duty against the Company and NOV. The lawsuits seek to enjoin the defendants from completing the merger pursuant to the terms of the merger agreement, rescissory damages, an accounting, a constructive trust, attorneys’ fees and costs, interest and other equitable relief. The consolidated amended complaint filed in the Delaware cases states that it names the Company as a necessary party in connection with the equitable relief sought in that complaint. The monetary relief sought against the Company is limited to attorneys’ fees and costs, and Management believes that any such relief, if awarded, would be covered by insurance or would not have a material effect on the Company’s financial position, cash flows or results of operations.

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

	Nine Months Ended
(In thousands)	August 28, 2011	August 29, 2010
Balance, beginning of period	$3,214	$3,396
Payments	(1,386)	(998)
Warranties issued during the period	2,033	374
Balance, end of period	$3,861	$2,772

NOTE 13 -	INCENTIVE STOCK COMPENSATION PLANS

As of August 28, 2011, the Company had outstanding grants under the following share-based compensation plans:

•
2001 Stock Incentive Plan ("2001 Plan") - The 2001 Plan was terminated in 2004, except as to the outstanding stock options and restricted stock grants.  Non-employee directors were granted options under the 2001 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options have vested and terminate ten years from the date of grant. At August 28, 2011, there were 6,000 shares subject to such stock options.

•
2004 Stock Incentive Plan ("2004 Plan") - The 2004 Plan serves as the successor to the 2001 Plan and supersedes that plan.  A total of 525,000 new shares of Common Stock were made available for awards to key employees and non-employee directors which may include, but are not limited to, stock options and restricted stock grants.  Non-employee directors were granted options under the 2004 Plan to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vest in equal annual installments over four years and terminate ten years from the date of grant.  At August 28, 2011, there were 15,052 shares subject to such granted stock options. Key employees and non-employee directors were granted restricted stock under the 2004 Plan.  Such restricted stock typically vests in equal annual installments over three years.

In addition to the above, in 2001, non-employee directors were granted options to purchase the Company's Common Stock at prices not less than 100% of market value on the date of grant.  Such options vested in equal annual installments over four years and terminated ten years from the date of grant.  During the nine months ended August 28, 2011, 2,000 shares were issued from treasury stock upon the exercise of such stock options. At August 28, 2011, there were no shares subject to such stock options.

The Company's income before income taxes for the three months ended August 28, 2011 included compensation expense of $324,000, related to stock-based compensation arrangements, compared to $286,000 in 2010.  Tax benefit related to this expense was $126,000 in 2011, compared to $112,000 in 2010. For the nine months ended August 28, 2011 and August 29, 2010, compensation expenses related to stock-based compensation arrangements were $1,552,000 and $1,719,000, respectively. Tax benefits related to these expenses were $605,000 and $670,000, respectively.  There were no capitalized share-based compensation costs for the three and nine months ended August 28, 2011 and August 29, 2010, respectively.

The Company recognized a tax deficiency related to stock-based compensation of $836,000 and $689,000 for the nine months ended August 28, 2011 and August 29, 2010, respectively.

The following table summarizes the stock option activity in the nine months ended August 28, 2011:

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Options	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at November 30, 2010	23,052	$43.07
Granted	—	—
Exercised	(2,000)	20.28
Outstanding at August 28, 2011	21,052	45.23	3.16	$890

Options exercisable at August 28, 2011	20,102	42.58	3.01	$890

For the nine months ended August 28, 2011, 2,000 option shares were exercised; and no option shares were granted, forfeited or expired. For the nine months ended August 29, 2010, 11,250 option shares were exercised; and no option shares were granted, forfeited or expired. The aggregate intrinsic value in the table above represents the total pretax intrinsic value, which is the difference between the closing price of the Company's Common Stock on the last trading day of the third quarter of 2011 and the exercise price times the number of shares that would have been received by the option holders if they exercised their options on such date.  This amount will change based on the fair market value of the Company's Common Stock.

As of August 28, 2011, there was $2,185,000 of total unrecognized compensation cost related to stock-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of three years.

For the three and nine months ended August 28, 2011, 500 and 39,400 shares of restricted stock were granted, respectively. The weighted-average, grant-date fair value of such stock was $66.63 and $69.76, respectively. The fair value of restricted stock which vested during the three and nine months ended August 28, 2011 was $369,000 and $2,042,000, respectively. There were no shares granted for the three months ended August 29, 2010. For the nine months ended August 29, 2010, 22,300 shares of restricted stock were granted and the weighted-average, grant-date fair value of such stock was $65.67.  In 2007, the Company agreed to provide to a key employee 18,000 shares of Common Stock to be granted and fully vested in the first quarter of 2010.  Additionally, in the second quarter of 2010, the key employee was issued 8,000 shares related to performance stock units granted in 2007. The fair value of vested restricted stock and stock from such 2007 awards, for the three and nine months ended August 29, 2010, was zero and $3,381,000, respectively. For the nine months ended August 28, 2011 and August 29, 2010, 500 and 6,000 shares of restricted stock were forfeited with a fair value of $35,000 and $286,000, respectively.

Net cash proceeds from stock options exercised in the nine months ended August 28, 2011 and August 29, 2010 were $41,000 and $332,000, respectively. The Company's policy is to issue shares from its authorized shares upon the exercise of stock options.

NOTE 14 -	EMPLOYEE BENEFIT PLANS

In the three and nine months ended August 28, 2011 and August 29, 2010, net pension and postretirement costs included the following:

Employee Benefit Plans (Three Months Ended August 28, 2011 and August 29, 2010)

	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2011	2010	2011	2010	2011	2010
Service cost	$942	$908	$92	$94	$18	$21
Interest cost	2,841	2,908	568	564	56	52
Expected return on plan assets	(3,098)	(2,844)	(483)	(398)	(6)	(7)
Amortization of unrecognized prior service cost	11	13	50	69	14	5
Curtailment	—	1	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	12	12
Amortization of accumulated loss	2,495	2,685	4	(35)	27	6
Net periodic cost	$3,191	$3,671	$231	$294	$121	$89

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Employee Benefit Plans (Nine Months Ended August 28, 2011 and August 29, 2010)

	Pension Benefits				U.S. Postretirement Benefits
	U.S. Plan		Non-U.S. Plans
(In thousands)	2011	2010	2011	2010	2011	2010
Service cost	$2,826	$2,724	$276	$282	$54	$63
Interest cost	8,523	8,724	1,704	1,692	168	156
Expected return on plan assets	(9,294)	(8,532)	(1,449)	(1,194)	(18)	(21)
Amortization of unrecognized prior service cost	33	39	150	207	42	15
Curtailment	—	3	—	—	—	—
Amortization of unrecognized net transition obligation	—	—	—	—	36	36
Amortization of accumulated loss	7,485	8,055	12	(105)	81	18
Net periodic cost	$9,573	$11,013	$693	$882	$363	$267

The Company contributed $9,100,000 to its U.S. pension plan and $377,000 to its non-U.S. pension plans in the first nine months of 2011. The Company expects to contribute an additional $2,300,000 to its U.S. pension plan and $1,000,000 to its non-U.S. pension plans during the remainder of 2011.

NOTE 15 -	OTHER LONG-TERM LIABILITIES

Other long-term liabilities were as follows:

(In thousands)	August 28, 2011	November 30, 2010
Accrued pension and postretirement benefits cost	$82,306	$85,423
Taxes payable	10,602	12,361
Compensation and benefits	1,623	2,408
Other	974	475
	$95,505	$100,667

NOTE 16 -	PROVISION FOR INCOME TAXES

Income taxes decreased to a benefit of $1,743,000 in the third quarter of 2011, from a provision of $1,349,000 in the same period of 2010.  Income taxes decreased to a benefit of $2,553,000 in the first nine months of 2011, from a provision of $4,008,000 in the comparable period in 2010. The effective rate in 2010 was reduced by tax benefits recorded in the third quarter of 2010, including a $599,000 decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $361,000 decrease in then current taxes payable related to the same issue. The effective rate in 2011 was reduced by tax benefits of $2,430,000 recorded in the second and third quarters associated with tax years no longer subject to audit and additional state tax credits. The effective tax rate increased to 135% in the first nine months of 2011, up from 16% in the first nine months of 2010.  Excluding discrete items, the effective tax rates for the first nine months of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full fiscal year.

At August 28, 2011, the total amount of gross unrecognized tax benefits, excluding interest, was $9,956,000.  This amount is not reduced for offsetting benefits in other tax jurisdictions and for the benefit of future tax deductions that would arise as a result of settling such liabilities as recorded.  Of this amount, $4,110,000 would reduce the Company's income tax expense and effective tax rate, after giving effect to offsetting benefits from other tax jurisdictions and resulting future deductions.  At November 30, 2010, the total amount of gross unrecognized tax benefits, excluding interest, was $11,452,000.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits may significantly change within the succeeding 12 months as a result of the expiration of certain federal, state and foreign statutes of limitations and the settlement of certain state audits.  The Company estimates that these events could reasonably result in a possible decrease in unrecognized tax benefits of $665,000.

The Company accrues interest and penalties related to unrecognized tax benefits as income tax expense.  Accruals totaling $854,000 were recorded as a liability in the Company's consolidated balance sheet at August 28, 2011, compared to $1,153,000 as of November 30, 2010.

The Company's federal income tax returns remain subject to examination for the 2008 and forward tax years.  The Company files multiple state income tax returns, including returns for California, Hawaii, Arizona and Texas, with open statutes for all years from 2005.  The Company also files multiple foreign income tax returns and remains subject to examination in certain foreign jurisdictions, including the Netherlands, Singapore and Malaysia, for all years from 2003.

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

The fair value methodology and fair value of debt is outlined in Note (9), herein. Assets and/or liabilities measured at fair value on a recurring basis included the following as of August 28, 2011:

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$82,911	$—	$—	$82,911
Time deposits	—	84,064	—	84,064
Cash surrender value of insurance policies	—	23,113	—	23,113
Total assets	$82,911	$107,177	$—	$190,088

	Fair Value Measurements Using			Liabilities
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Derivative liabilities	$—	$6	$—	$6
Total liabilities	$—	$6	$—	$6

Assets and/or liabilities measured at fair value on a recurring basis included the following as of November 30, 2010:

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

	Fair Value Measurements Using			Assets
(In thousands)	Level 1	Level 2	Level 3	At Fair Value
Assets
Money market funds	$169,621	$—	$—	$169,621
Time deposits	—	46,050	—	46,050
Cash surrender value of insurance policies	—	27,541	—	27,541
Total assets	$169,621	$73,591	$—	$243,212

	Fair Value Measurements Using			Liabilities At Fair Value
(In thousands)	Level 1	Level 2	Level 3
Liabilities
Derivative liabilities	$—	$16	$—	$16
Total liabilities	$—	$16	$—	$16

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

Derivatives

The Company and its subsidiaries complete transactions in currencies other than their functional currencies.  The Company's primary objective with respect to currency risk is to reduce volatility that would otherwise occur due to exchange-rate fluctuations. In order to minimize the risk of gain or loss due to exchange rates, the Company may from time to time use foreign currency derivatives.  As of August 28, 2011, the Company held three foreign currency forward contracts comprised of two foreign currency contracts aggregating in the notional amount of $29,800,000 U.S. dollars, hedging Singapore dollars; and one contract in the notional amount of $1,210,000 Singapore dollars, hedging Malaysian Ringgit. As of November 30, 2010, the Company held four foreign currency forward contracts comprised of two foreign currency contracts aggregating in the notional amount of $11,000,000 U.S. dollars, hedging Singapore dollars; one contract in the notional amount of $1,250,000 Singapore dollars, hedging Malaysian Ringgit; and one contract in the notional amount of $388,000 U.S. dollars, hedging Euros. Such instruments had a combined fair value loss of $6,000 and $16,000 as of August 28, 2011 and November 30, 2010, respectively, based on quotations from financial institutions. Derivatives are recorded as receivables and or liabilities on the balance sheet, and the related gains and losses are recognized as other income, net on the income statement.

NOTE 18 -	MERGER AGREEMENT WITH NATIONAL OILWELL VARCO, INC.

On July 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Oilwell Varco, Inc., a Delaware corporation (“Parent” or "NOV"), and NOV Sub A, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock, par value $2.50 per share, of the Company (“Common Stock”) (other than shares (i) owned by Parent, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Parent (ii) held in the treasury of the Company, (iii) owned by any direct or indirect wholly-owned subsidiary of the Company or (iv) owned by stockholders of the Company who have perfected and not withdrawn a demand for appraisal rights under Delaware law), will be automatically cancelled and converted into the right to receive $85.00 in cash (the “Merger Consideration”) and any declared but unpaid dividends; and each option to purchase a share of Common Stock would be converted into the right to receive the Merger Consideration, net of the option exercise price, in each case less applicable withholding taxes and without interest.

On September 15, 2011, the Company and Parent announced that they have received notice from the Department of Justice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger remains subject to customary closing conditions including approval of the Merger Agreement and the Merger by the Company’s stockholders, the

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

absence of any material adverse effect on the Company’s business and other customary closing conditions. A special meeting of the Company's stockholders will take place on October 5, 2011 to consider and vote on proposals related to the Merger. The Merger is expected to close immediately after approval of stockholders.

In connection with the Merger, the Company filed a definitive proxy statement with the Securities and Exchange Commission on September 7, 2011. Stockholders of the Company are urged to read the proxy statement and other relevant documents because they contain important information about the transaction.

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

Merger Agreement

On July 1, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with National Oilwell Varco, Inc., a Delaware corporation (“Parent” or "NOV"), and NOV Sub A, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, each outstanding share of Common Stock, par value $2.50 per share, of the Company (“Common Stock”) (other than shares (i) owned by Parent, Merger Sub, or any other direct or indirect wholly-owned subsidiary of Parent (ii) held in the treasury of the Company, (iii) owned by any direct or indirect wholly-owned subsidiary of the Company or (iv) owned by stockholders of the Company who have perfected and not withdrawn a demand for appraisal rights under Delaware law), will be automatically cancelled and converted into the right to receive $85.00 in cash (the “Merger Consideration”) and any declared but unpaid dividends; and each option to purchase a share of Common Stock would be converted into the right to receive the Merger Consideration, net of the option exercise price, in each case less applicable withholding taxes and without interest.

On September 15, 2011, the Company and Parent announced that they have received notice from the Department of Justice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger remains subject to customary closing conditions including approval of the Merger Agreement and the Merger by the Company’s stockholders, the absence of any material adverse effect on the Company’s business and other customary closing conditions. A special meeting of the Company's stockholders will take place on October 5, 2011 to consider and vote on proposals related to the Merger. The Merger is expected to close immediately after approval of stockholders.

In connection with the Merger, the Company filed a definitive proxy statement with the Securities and Exchange Commission on September 7, 2011. Stockholders of the Company are urged to read the proxy statement and other relevant documents because they contain important information about the transaction.

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

Management believes that certain accounting policies affect the more significant estimates used in preparing the consolidated financial statements.  A summary of these policies is included in Management's Discussion and Analysis (“MD&A”) under Part II, Item 7 of the Company's 2010 Annual Report on Form 10-K for the year ended November 30, 2010 ("2010 Annual Report"). The Company's description of its policies related to investments in unconsolidated affiliates is revised as follows:

Investments in unconsolidated affiliates over which the Company has significant influence are accounted for under the equity method of accounting, whereby the investment is carried at the cost of acquisition, including subsequent capital contributions and loans from the Company, plus the Company's equity in undistributed earnings or losses since acquisition.  Investments in affiliates which the Company does not have the ability to exert significant influence over the investees' operating and financing activities are accounted for under the cost method of accounting.  The Company's former investment in TAMCO, a steel mini-mill in California, is accounted for under the equity method.  The Company's investment in TAMCO was sold in October 2010. The Company indirectly through a wholly-owned subsidiary owns 40% of the shares of Bondstrand, Ltd. (“BL”) and directly owns 30% of the shares of Ameron Saudi Arabia, Ltd. (“ASAL”) (the “Affiliates”). Both Affiliates are Saudi Arabian companies. The remaining shares of BL and ASAL are owned by a public Saudi Arabian company. The Company accounts for its investments in ASAL and BL under the cost method due to the Company's inability to significantly influence operating and financial policies of the Affiliates. The Company has been effectively precluded from participating in the Affiliates' policy-making processes due to the nature of the relationship with the Saudi owner and the inability as a practical matter to actively participate in an operation in Saudi Arabia. The Company's cost method investments are reviewed for impairment when an event or change in circumstances occurs that may have a significant adverse effect on the estimated fair value of the investment. The carrying value of the Company's investment in ASAL is zero due to ASAL's past lack of sustainable profitability and cash dividends. The carrying value of the Company's investment in BL totaled $3.8 million at August 28, 2011 and November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital, including cash and cash equivalents and current portion of long-term debt totaled $311.5 million as of August 28, 2011, a decrease of $11.0 million from working capital of $322.5 million as of November 30, 2010.   Cash and cash equivalents totaled $180.3 million as of August 28, 2011, compared to $236.7 million as of November 30, 2010. Working capital declined due to the seasonal, operational use of cash.

In the nine months ended August 28, 2011, net cash of $15.0 million was used by operating activities, compared to $29.5 million provided by operating activities in the similar period in 2010.  In the nine months ended August 28, 2011, the Company's cash used by operating activities included net income of $.7 million, plus non-cash adjustments (depreciation, amortization, loss from asset sales, stock compensation expense and write-down of the Hull property used in the Company's former Coatings Business which is held for sale) of $23.4 million, reduced by changes in operating assets and liabilities of $39.1 million.  In the nine months ended August 29, 2010, the Company's cash provided by operating activities included net income of $19.5 million, plus non-cash adjustments (depreciation, amortization, loss from affiliate, loss from asset sales and stock compensation expense) of $22.7 million, reduced by changes in operating assets and liabilities of $12.7 million.  The difference in net cash used by operating activities between 2011 and 2010 was primarily due to higher earnings in 2010, higher receivables in 2011 and the payment in 2011 of income taxes, totaling $18.0 million, associated with the gain on the sale of the Company's investment in TAMCO in the fourth quarter of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Net cash used in investing activities totaled $24.8 million in the nine months ended August 28, 2011, compared to $21.6 million used for the same period in 2010.  Net cash used in investing activities during the first nine months of 2011 primarily consisted of capital expenditures of $25.1 million, compared to $25.4 million in the same period of 2010.  In addition to normal replacements and upgrades of machinery and equipment, the Company expanded fiberglass pipe plants in Brazil in 2011 and 2010 and in Texas in 2010.  Additionally, $6.6 million was spent in 2011 on the previously-announced pole plant being constructed in Tulsa, Oklahoma. Normal replacement expenditures are approximately equal to depreciation.  Capital expenditures are expected to be funded by existing cash balances, cash generated from operations or additional borrowings. During the first nine months of 2010, the Company received $3.5 million in loan payments from TAMCO, a former affiliate of the Company.

Net cash used in financing activities totaled $23.5 million in the nine months ended August 28, 2011, compared to $9.4 million in the same period in 2010. Net cash used in 2011 consisted primarily of purchases of treasury stock of $15.4 million (related to the previously-announced, open-market stock repurchase program and the payment of taxes associated with the vesting of restricted shares) and payment of Common Stock dividends of $8.2 million.  Net cash used in financing activities in the nine months ended August 28, 2010 consisted primarily of payment of Common Stock dividends of $8.3 million and treasury stock purchases of $1.1 million, related to the payment of taxes associated with the vesting of restricted shares.

The Company maintains a $100.0 million revolving credit facility with six banks (the “Revolver”).  Under the Revolver, the Company may, at its option, borrow up to the available amount at floating interest rates (at a rate of LIBOR plus a spread ranging from 2.75% to 3.75%, based on the Company's financial condition and performance) or utilize for letters of credit, at any time until August 28, 2012, when all borrowings under the Revolver must be repaid and letters of credit canceled. At August 28, 2011, $82.9 million was available under the Revolver.

The Company's lending agreements contain various restrictive covenants, including the requirement to maintain specified amounts of net worth and restrictions on cash dividends, borrowings, liens, investments, capital expenditures, guarantees, and financial covenants. The Company is required to maintain consolidated net worth of $375.5 million plus 50% of net income and 75% of proceeds from any equity issued after November 30, 2008.  The Company's consolidated net worth exceeded the covenant amount by $124.0 million as of August 28, 2011.  The Company is required to maintain a consolidated leverage ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA") of no more than 2.0 times.  At August 28, 2011, the Company maintained a consolidated leverage ratio of 1.12 times EBITDA.  Lending agreements require the Company to maintain qualified consolidated tangible assets at least equal to the outstanding secured funded indebtedness.  At August 28, 2011, qualifying tangible assets equaled 5.78 times funded indebtedness.  Under the most restrictive fixed charge coverage ratio, the sum of EBITDA and rental expense less certain cash taxes must be at least a minimum amount times the sum of interest expense, rental expense, dividends and scheduled funded debt payments.  The minimum fixed charge coverage ratio is 1.10 only through August 28, 2011, 1.35 only for the year ended November 30, 2011 and 1.50 thereafter. At August 28, 2011, the Company maintained such a fixed charge coverage ratio of .91 times. The Merger Agreement prohibits the repurchase of Company Stock or the declaration of dividends in excess of $.30 per share of Common Stock per quarter. Under the provisions of the Company's lending agreements, sufficient retained earnings were not restricted, at August 28, 2011, to permit the Company to declare the maximum dividends permitted under the Merger Agreement. On September 30, 2011, the Company and its lenders entered into a consent and amendment to the Revolver (the "Tenth Amendment") to waive the minimum fixed charge coverage requirement through November 30, 2011. The Tenth Amendment also permanently reduced the maximum consolidated leverage ratio from 2.5 to 2.0 times EBITDA. With the Tenth Amendment, at August 28, 2011, the Company was in compliance with all covenants of its various lending agreements.

Cash and cash equivalents at August 28, 2011 totaled $180.3 million, a decrease of $56.4 million from November 30, 2010.  At August 28, 2011, the Company had total debt outstanding of $32.8 million, compared to $31.1 million at November 30, 2010, and $117.4 million in unused committed and uncommitted credit lines available from foreign and domestic banks.  The Company's highest borrowing and the average borrowing levels during 2011 were $33.2 million and $32.4 million, respectively.

Cash balances are held throughout the world, including $95.3 million held outside of the U.S. at August 28, 2011.  Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. The Company currently plans to indefinitely maintain significant cash balances outside the U.S.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

The Company contributed $9.1 million to its U.S. pension plan and $.4 million to its non-U.S. pension plans in the first nine months of 2011.  The Company expects to contribute an additional $2.3 million to its U.S. pension plan and $1.0 million to its non-U.S. pension plans during the remainder of 2011.

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

The Company's contractual obligations and commercial commitments at August 28, 2011 are summarized as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$32,642	$8,471	$8,471	$—	$15,700

Interest payments on debt (a)	1,190	375	553	64	198

Operating leases	31,379	3,893	3,939	2,752	20,795

Pension funding	3,300	3,300	—	—	—

Uncertain tax positions	206	206	—	—	—

Total contractual obligations (b)	$68,717	$16,245	$12,963	$2,816	$36,693

	Commitments Expiring Per Period
Contractual Commitments	Total	Less Than 1 year	1-3 years	3-5 years	After 5 years
Standby letters of credit (c)	$985	$985	$—	$—	$—

Total commercial commitments (b)	$985	$985	$—	$—	$—

(a)	Future interest payments related to debt obligations.

(b)	The Company has no capitalized lease obligations, unconditional purchase obligations or standby repurchases obligations.

(c)
Not included are standby letters of credit totaling $16,067 supporting industrial development bonds with principal of $15,700.  The principal amount of the industrial development bonds is included in long-term debt.  The standby letters of credit are issued under the Revolver. The Revolver expires August 28, 2012, at which time all letters of credit issued under the Revolver must be cancelled. After the expiration of the Revolver, substitute letters of credit or cash collateral may be required to support the industrial development bonds.

The Company plans to prepay the long-term fixed-rate notes in the quarter ending November 30, 2011.

RESULTS OF OPERATIONS: 2011 COMPARED WITH 2010

General

Net income totaled $4.0 million, or $.44 per diluted share, on sales of $146.5 million in the three months ended August 28, 2011, compared to $8.9 million, or $.96 per diluted share, on sales of $134.2 million in the third quarter of 2010. A majority of the sales increase was attributable to the Fiberglass-Composite Pipe Group. Quarterly profits were lower in 2011 than in 2010 due primarily to lower gross profits and higher unusual legal expenses, including fees associated with the proposed Merger. Reduced margin percentages continue to affect all groups due to pricing pressures, product mix, increased material cost and uneven plant utilization.
In the nine months ended August 28, 2011, the Company had net income of $.7 million, or $.07 per diluted share, on sales of $391.0 million, compared to net income of $19.5 million, or $2.11 per diluted share, on sales of $379.8 million in the nine months ended

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

August 29, 2010. Fiberglass-Composite Pipe was the only group with year-to-date increased sales. The third-quarter operational factors also impacted year-to-date results. Gross profit for the nine months was down $22.6 million from 2010.

Sales

Total sales increased $12.3 million, or 9.1%, in the third quarter and $11.3 million, or 3.0%, in the first nine months, compared to the same period in 2010. The Fiberglass-Composite Pipe Group, including favorable exchange rates, was up 18.6% in the quarter. Year to date, increased Fiberglass-Composite Pipe Group sales were partially offset by reduced sales of the other two Groups. Third-quarter sales of the Water Transmission Group declined slightly as increased sales of wind towers were offset by a decrease in water pipe sales. Sales of the Infrastructure Group were up slightly.
Fiberglass-Composite Pipe's sales increased $11.2 million, or 18.6%, in the third quarter of 2011, and $16.7 million, or 9.3% in the first nine months of 2011, compared to the similar periods in 2010. Due to the heavy concentration of foreign sales, the Group benefited from the strengthening of foreign currencies in the third quarter and in the first nine months of 2011. Compared to 2010, sales from operations in the U.S. increased $3.6 million and $11.5 million in the third quarter and first nine months of 2011, driven primarily by increases in the onshore oilfield market. Sales of Asian operations increased $5.2 million in the third quarter, but were down by $1.0 million in the first nine months of 2011. Asian sales into the marine and offshore market were lower, partially offset by increased sales into industrial markets and favorable exchange rates. Sales of European operations increased $1.8 million and $9.2 million in the third quarter and first nine months of 2011, respectively. Oilfield and industrial markets remained strong in Eastern Europe and Russia. Sales of Brazilian operations increased $.6 million in the third quarter, but were down $2.9 million in the first nine months of 2011. The Brazilian industrial market improved during the quarter but acceptance of products from the Company's new Brazilian factories remained below expectations. The onshore oilfield market remains strong, and sales into the marine and offshore markets are expected to increase during the fourth quarter. Looking forward, the Fiberglass-Composite Pipe Group continues to see strong demand primarily due to energy-related projects.
The Water Transmission Group's sales were $41.4 million in the third quarter, the same level as in the prior year; while sales in the first nine months of 2011 were down $3.1 million, or 2.9%, from the same period in 2010. Water pipe sales were down 27.1% in the quarter and 13.4% in the first nine months, compared to 2010. Activity in Southern California and the Southwest U.S. remained weak in the quarter, while Northern California remained strong. The water pipe business continues to experience soft market demand as projects have been delayed by the economy, municipal budgets and availability of financing. Wind tower sales were $19.6 million in the third quarter and $38.0 million in the first nine months of 2011, compared to $11.4 million and $30.7 million, respectively, in 2010. Wind tower backlog at August 28, 2011 was $7.2 million. The Company continues to monitor a number of major wind tower and pipe opportunities; however, it remains uncertain when owners, water agencies and municipalities will proceed with these projects.
Infrastructure Products' sales increased $1.1 million, or 3.5%, in the third quarter, but declined $2.4 million, or 2.6%, in the first nine months of 2011, compared to the similar periods in 2010. Sales of both the Hawaii and Pole Products divisions increased in the third quarter, but were down year-to-date. Improvement in the quarter was due to increased aggregate sales in Hawaii and increased sales of concrete poles. The Infrastructure Products Group is expected to continue to be affected by the slowdown in construction spending in Hawaii and the low level of spending on poles for the remainder of 2011.
Gross Profit

Gross profit in the third quarter of 2011 was $29.0 million, or 19.8% of sales, compared to $32.6 million, or 24.3% of sales, in the third quarter of 2010. Year-to-date gross profit in 2011 was $74.8 million, or 19.1% of sales, compared to $97.4 million, or 25.7% of sales, in 2010. Gross profit decreased $3.7 million in the third quarter and $22.6 million in the first nine months of 2011, compared to 2010. Profit margins declined in the third quarter and throughout 2011 due to lower-margin projects, higher raw material costs and inefficient plant utilization caused by low levels of production at various plants. Gross profit and margins are expected to remain lower for the balance of 2011, compared to 2010. Improvement is unlikely until demand increases in a number of the Company's markets.
Fiberglass-Composite Pipe Group's gross profit was flat in the third quarter of 2011 and down $9.6 million in the first nine months of 2011, compared to the same periods in the prior year. Profit margins were 28.7% in the third quarter and 30.0% in the first nine months of 2011, compared to 34.4% in the third quarter and 38.1% in the first nine months of 2010. The reduced margins on increased sales in 2011 were due to higher raw material costs, lower-margin projects, particularly in Asia, and start up costs in Brazil.
Water Transmission Group's gross profit decreased $5.1 million in the third quarter and $11.2 million in the first nine months of 2011, compared to the similar periods in 2010. Profit margins were 3.9% in the third quarter and 2.5% in the first nine months of 2011,

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

compared to 16.1% in the third quarter and 12.8% in the first nine months of 2010. The wind tower business was the primary cause of the lower profit margins. Pipe operations reported gross profit of $2.8 million, or 12.9% of sales, in the third quarter and $6.7 million, or 9.9% of sales, in the first nine months of 2011. Comparable gross profit and profit margins in 2010 were $5.4 million, or 18.0%, and $12.9, or 16.6%. Reduced sales and lower-margin projects caused by weak market demand were the drivers for the lower gross profit in 2011. The wind tower business reported a gross loss of $1.2 million in the third quarter and a gross loss of $4.1 million in the first nine months of 2011. In 2010, sales of wind towers generated gross profit of $1.3 million in the third quarter and $.9 million in the first nine months. The wind tower business continues to be unprofitable due to weak demand and competitive pricing, especially from imported towers. As a result of the depressed market for wind towers, Management performed an impairment analysis at the end of the third quarter of 2010 of certain assets used to manufacture wind towers, which totaled $55.1 million at the time of the assessment. Based on internal and third-party forecasts, the estimated future undiscounted cash flows of the wind tower facility exceeded the carrying value of the related long-lived assets. The impairment analysis assumed that sales related to the assets used to produce wind towers would increase to approximately $42 million in 2011, to over $60 million in 2012 and up to over $100 million in subsequent years. However, if market conditions do not improve as expected, a potential impairment of the Company's long-lived assets used for the production of wind towers could occur. No events or circumstances occurred since August 29, 2010 that indicate that the carrying amounts of these assets may not be recoverable. The current forecast related to the assets used to produce wind towers, both sales and cash flows, exceeds the assumptions included in the impairment assessment.

Gross profit in the Infrastructure Products Group was flat in the third quarter and down by $3.2 million in the first nine months of 2011, compared to similar periods in 2010. Profit margins were 21.4% in the third quarter and 15.5% for the first nine months of 2011, compared to 22.0% and 18.6% during the similar periods in 2010. Lower plant utilization and ongoing pricing pressures caused by weak demand continue to reduce profits and margins.
Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses totaled $28.1 million, or 19.2% of sales, in the third quarter of 2011, compared to $24.1 million, or 18.0% of sales, in the third quarter of 2010. In the first nine months of 2011, SG&A expenses totaled $81.7 million, or 20.9% of sales, compared to $75.5 million, or 19.9% of sales, in the same period in 2010. The $4.0 million increase in the third quarter was due to merger-related costs of $2.7 million, increased legal fees of $1.9 million, unfavorable foreign exchange of $.7 million and higher other expenses of $.3 million, partially reduced by lower pension expense of $.5 million and lower incentive accrual of $1.1 million. The $6.2 million increase in the first nine months of 2011 was due to higher legal fees of $6.0 million, merger-related costs of $3.0 million, unfavorable foreign exchange of $1.5 million and higher other expenses of $1.0 million, partially offset by lower incentive accrual of $3.3 million, lower pension expense of $1.2 million and lower severance expense of $.8 million.
Other Income, Net

Other income totaled $1.6 million in the third quarter of 2011, compared to $2.1 million in the third quarter of 2010. Other income was $5.9 million in the first nine months of 2011, compared to $3.6 million in the first nine months of 2010. Third-quarter other income was lower in 2011 than in 2010 due primarily to the timing of an annual dividend from the Company's fiberglass pipe affiliate in Saudi Arabia. A dividend of $1.9 million was received in the third quarter of 2010. A dividend of $2.8 million was received in the second quarter of 2011. Excluding the Saudi dividends, third-quarter other income in 2011 benefited from increased scrap steel sales by the Company's Water Transmission Group and gains from foreign currency transactions. Other income in the first nine months of 2011 was $2.2 million higher than in the prior year primarily due to a $.9 million higher Saudi dividend and increased scrap steel sales, offset by losses on foreign currency transactions and miscellaneous expenses.
Interest Expense, Net

Net interest expense was $.2 million for the third quarter of 2011, compared to $.2 million for the third quarter of 2010. Net interest expense was $.9 million for the first nine months of 2011, compared to $.7 million for the first nine months of 2010.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Benefit/(Provision) for Income Taxes

Income taxes decreased to a benefit of $1.7 million in the third quarter of 2011, from a provision of $1.3 million in the same period of 2010.   Income taxes decreased to a benefit of $2.6 million in the first nine months of 2011, from a provision of $4.0 million in 2010. The effective rate in 2010 was reduced by tax benefits recorded in the second quarter of 2010, including a $.6 million decrease in the valuation allowance against deferred assets related to delayed bonuses and restricted stock and a $.4 million decrease in then current taxes payable related to the same issue. The effective rate in 2011 was reduced by tax benefits of $2.4 million recorded in the second and third quarters associated with tax years no longer subject to audit and additional state tax credits. The effective tax rate increased to 135% in the first nine months of 2011, up from 16% in the first nine months of 2010.  Excluding discrete items, the effective tax rates for the first nine months of 2011 and 2010 were based on forecasted full-year earnings and the anticipated mix of domestic and foreign earnings.  Income from certain foreign operations and affiliated companies is taxed at rates that are lower than the U.S. statutory tax rates.  The effective tax rates for interim periods are not necessarily indicative of the tax rates for the full year.

Equity in Loss of Affiliate, Net of Taxes

Equity in loss of affiliate, which consisted of the Company's share of the net loss of TAMCO, totaled $.2 million in the third quarter of 2010 and $1.4 million for the first nine months of 2010.  Equity in loss of TAMCO was taxed at an effective rate of 7.8% in 2010 reflecting the dividend exclusion provided to the Company under tax laws. The Company sold its investment in TAMCO on October 21, 2010 and extinguished all outstanding debt owed by TAMCO to the Company under a shareholder loan.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's Management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of August 28, 2011 pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.  Disclosure controls and procedures are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Forward-looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, plans and objectives of Management, and other matters. Such statements are subject to numerous assumptions, risks, uncertainties and other factors, many of which are outside of the Company’s control, which could cause actual results to differ materially from the results described in such statements. These factors include without limitation those listed under Item 1A, Risk Factors, in the Company’s 2010 Annual Report on Form 10-K, and Quarterly Reports on Form 10-Q for the periods ending February 27, 2011 and May 29, 2011.

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

ITEM 1A - RISK FACTORS

Risk factors include without limitation those listed in the Company's 2010 Annual Report and the Quarterly Reports on Form 10-Q for the periods ended February 27, 2011 and May 29, 2011.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Terms of agreements which place restrictions on cash dividends are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, herein, and Note (9) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under Plans or Programs*
5/30/11 thru 6/26/11	2,286	$65.13	—	$34,900,000
6/27/11 thru 7/31/11	—	—	—	—
8/1/11 thru 8/28/11	—	—	—	—

*	Does not include shares which may be repurchased to pay taxes applicable to the vesting of restricted stock.
-
On October 22, 2010, the Company announced that its Board of Directors approved the purchase of up to $50.0 million of the Company's Common Stock beginning in 2011. The stock repurchase program was suspended during the quarter ended May 29, 2011, pending the completion or termination of the proposed acquisition of the Company by NOV, described in Note (18) of the Notes to Consolidated Financial Statements, under Part I, Item 1, herein.

ITEM 5 - OTHER INFORMATION

The following is provided per the requirements of the Dodd-Frank Act, Section 1503:

The Company operates two mines that are subject to the Federal Mine Safety and Health Act of 1977 (the “FMSHA”) which is administered by the Mine Safety and Health Administration (“MSHA”).  During the quarter ended August 28, 2011, there were no mine-related fatalities and no citations issued under Section 104 of the FMSHA for the Company's Kapaa Quarry & Mill mine on Oahu, Hawaii and the Company's Puunene Camp 10 Quarry on Maui, Hawaii. During the quarter ended August 28, 2011, no contested citations issued in prior periods were closed.

The following disclosure is provided in lieu of a separate Form 8-K filing:

On September 30, 2011, the Company entered into (i) a Tenth Amendment (the “Amendment”) to the credit agreement dated as of January 24, 2003 (the “Credit Agreement”) among the Company, the subsidiary guarantors thereto, the lenders thereto and Bank of America, N.A., as administrative agent, and (ii) a Limited Consent and Modification (the “Consent and Modification”) to the note purchase agreement dated as of November 25, 2005 (the “Note Agreement”) among Ameron (Pte) Ltd. and The Prudential Insurance Company of America.

The Amendment provides for the waiver of the minimum fixed charge coverage ratio for the fiscal quarter ended August 28, 2011, and the reduction of the maximum consolidated leverage ratio from 2.5x to 2.0x.

The Consent and Modification provides that the maximum consolidated leverage ratio is to be measured and tested in the same manner as the corresponding covenant in the Credit Agreement. Further, if the notes issued under the Note Agreement (“Notes”) remain unpaid on November 30, 2011, and the Merger Agreement has not been terminated by then, then the financial covenants

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

governing the Notes will be automatically amended to be the same as the financial covenants in the Credit Agreement.

The foregoing description of the Amendment and the Consent and Modification does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Consent and Modification, which are attached hereto as Exhibits 10.3 and 10.4, respectively, and are incorporated herein by reference.

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

ITEM 6 - EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q:

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
10.1
Fourth Amendment to Amended and Restated Employment Agreement, dated as of August 11, 2011, by and between Ameron International Corporation and James S. Marlen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2011).^

10.2	First Amendment to Change of Control Agreement, dated as of July 1, 2011, by and between Ameron International Corporation and Leonard J. McGill. ^ **
10.3	Tenth Amendment to Credit Agreement dated September 30, 2011.**
10.4	Limited Consent and Modification to 2005 Note Agreement dated September 9, 2011.**
31.1	Section 302 Certification of Chief Executive Officer **
31.2	Section 302 Certification of Chief Financial Officer **
32	Section 906 Certification of Chief Executive Officer and Chief Financial Officer **
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 28, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

^	Compensatory plan or arrangement
**	Filed herewith

AMERON INTERNATIONAL CORPORATION AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERON INTERNATIONAL CORPORATION

By:	/s/ Gary Wagner
Gary Wagner, Senior Vice President-Chief Financial Officer & Treasurer

Date: October 4, 2011